Form 10-Q
period 1996-09-30
HALLMARK CAPITAL CORP
filed 1996-11-07
CIK 910522

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


For Quarter Ended September 30, 1996              Commission File Number 0-22224

--------------------------------------------------------------------------------

                           HALLMARK CAPITAL CORP.
           (Exact name of registrant as specified in its charter)


        Wisconsin                                        39-1762467
(State of Incoproration)                  (I.R.S. Employer Indentification No.)


     7401 West Greenfield Avenue
        West Allis, Wisconsin                              53214
(Address of principal executive offices)                (Zip Code)

               Registrant's telephone number:  (414) 778-4600


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                          (1) Yes  X       No
                                  ---         ---
                          (2) Yes  X       No
                                  ---         ---

    The number of shares outstanding of the issuer's common stock, par value $1.00 per share, was 1,442,950 at November 5, 1996, the latest practicable date.

--------------------------------------------------------------------------------

                     HALLMARK CAPITAL CORP. AND SUBSIDIARY
                                   FORM 10-Q

Part I.  Financial Information
         ---------------------
         Item 1. Financial Statements (unaudited):

                 Consolidated Statements of Financial Condition
                    as of September 30, 1996 (unaudited) and June 30, 1996  . . . . . . . . . . . . . . . . .         3

                 Consolidated Statements of Income for the Three Months
                    ended September 30, 1996 and 1995 (unaudited) . . . . . . . . . . . . . . . . . . . . . .         4

                 Consolidated Statements of Shareholders' Equity
                    for the Three Months Ended September 30, 1996 and 1995 (unaudited)  . . . . . . . . . . .         5

                 Consolidated Statements of Cash Flows for the Three Months
                    ended September 30, 1996 and 1995 (unaudited) . . . . . . . . . . . . . . . . . . . . . .         6

                 Notes to Consolidated Financial Statements (unaudited) . . . . . . . . . . . . . . . . . . .         8


         Item 2. Management's Discussion and Analysis of Financial Condition
                    and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        13

Part II.         Other Information
                 -----------------

         Item 1. Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        26

         Item 2. Changes in Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        26

         Item 3. Default Upon Senior Securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        26

         Item 4. Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . . . . .        26

         Item 5. Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        26

         Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        26

                 Signature Page     . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        27

                     HALLMARK CAPITAL CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 (In thousands)


                                                                            SEPTEMBER 30,           JUNE 30,
                                                                                1996                  1996
                                                                           --------------         -----------
ASSETS                                                                       (Unaudited)
Cash and non-interest bearing deposits  . . . . . . . . . . . . . . .           $3,597               $2,136
Interest-bearing deposits . . . . . . . . . . . . . . . . . . . . . .            1,766                2,689
                                                                                ------               ------
Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .            5,363                4,825

Securities available-for-sale (at fair value):
  Investment securities . . . . . . . . . . . . . . . . . . . . . . .           18,491               19,358
  Mortgage-backed and related securities  . . . . . . . . . . . . . .           14,946               17,926
Securities held-to-maturity:
  Investment securities (fair value - $978 at
    September 30, 1996 and June 30, 1996) . . . . . . . . . . . . . .              978                  978
  Mortgage-backed and related securities (fair value -
    $93,656 at September 30, 1996; $97,239 at June 30, 1996)  . . . .           93,572               97,332
Loans receivable, net . . . . . . . . . . . . . . . . . . . . . . . .          242,778              224,807
Investment in Federal Home Loan Bank stock, at cost . . . . . . . . .            5,119                5,119
Foreclosed properties, net  . . . . . . . . . . . . . . . . . . . . .               24                    0
Office properties and equipment . . . . . . . . . . . . . . . . . . .            2,932                2,939
Prepaid expenses and other assets . . . . . . . . . . . . . . . . . .            3,468                3,873
                                                                            ----------           ----------
          Total assets  . . . . . . . . . . . . . . . . . . . . . . .       $  387,671           $  377,157
                                                                            ==========           ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Deposits  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $  247,967           $  229,675
  Notes payable to Federal Home Loan Bank . . . . . . . . . . . . . .           96,586              102,386
  Securities sold under agreements to repurchase  . . . . . . . . . .            6,706               11,568
  Advance payments by borrowers for taxes and insurance . . . . . . .            5,501                3,554
  Accrued interest on deposit accounts and other borrowings . . . . .            1,609                1,523
  Accrued expenses and other liabilities  . . . . . . . . . . . . . .            2,121                1,440
                                                                            ----------           ----------
          Total liabilities . . . . . . . . . . . . . . . . . . . . .       $  360,490           $  350,146

Shareholders' Equity:
  Preferred stock, $1.00 par value; authorized 2,000,000 shares;
    none outstanding  . . . . . . . . . . . . . . . . . . . . . . . .                -                    -
  Common stock, $1.00 par value; authorized 6,000,000 shares;
    issued 1,581,250 shares; outstanding 1,442,950 shares . . . . . .            1,581                1,581
  Additional paid-in capital  . . . . . . . . . . . . . . . . . . . .           10,492               10,465
  Unearned ESOP compensation  . . . . . . . . . . . . . . . . . . . .             (713)                (740)
  Unearned restricted stock award . . . . . . . . . . . . . . . . . .             (292)                (334)
  Net unrealized depreciation on securities available for sale  . . .            (464)                 (595)
  Treasury stock, at cost:  138,300 shares  . . . . . . . . . . . . .           (1,592)             (1,592)
  Retained earnings, substantially restricted . . . . . . . . . . . .           18,169               18,226
                                                                            ----------            ---------
          Total shareholders' equity  . . . . . . . . . . . . . . . .       $   27,181            $  27,011
                                                                            ----------            ---------
          Total liabilities and shareholders' equity  . . . . . . . .       $  387,671            $ 377,157
                                                                            ==========            =========


          See accompanying Notes to Consolidated Financial Statements

                     HALLMARK CAPITAL CORP. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                   (In thousands, except for per share data)
                                  (Unaudited)



                                                                                     THREE MONTHS ENDED
                                                                                       SEPTEMBER 30,
                                                                                    1996             1995
                                                                                 ---------        ----------
INTEREST INCOME:
     Loans receivable . . . . . . . . . . . . . . . . . . . . . . . . . . .         $4,691           $2,872
     Mortgage-backed and related securities . . . . . . . . . . . . . . . .          1,923            1,589
     Securities and interest-bearing deposits . . . . . . . . . . . . . . .            451              544
                                                                                   -------          -------
         Total interest income  . . . . . . . . . . . . . . . . . . . . . .          7,065            5,005

INTEREST EXPENSE:
     Deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          3,128            2,117
     Advance payments by borrowers for taxes and insurance  . . . . . . . .             31               28
     Notes payable and other borrowings . . . . . . . . . . . . . . . . . .          1,622            1,204
                                                                                   -------          -------
         Total interest expense . . . . . . . . . . . . . . . . . . . . . .          4,781            3,349
                                                                                   -------          -------
Net interest income . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,284            1,656
Provision for losses on loans . . . . . . . . . . . . . . . . . . . . . . .            184               25
                                                                                   -------          -------
Net interest income after provision for losses on loans . . . . . . . . . .          2,100            1,631


NON-INTEREST INCOME:
     Service charges on loans . . . . . . . . . . . . . . . . . . . . . . .             34               28
     Service charges on deposit accounts  . . . . . . . . . . . . . . . . .            129              120
     Loan servicing fees, net . . . . . . . . . . . . . . . . . . . . . . .             22               28
     Insurance commissions  . . . . . . . . . . . . . . . . . . . . . . . .             21               35
     Gain on sale of securities and
       mortgage-backed and related securities, net  . . . . . . . . . . . .              7                4
     Gain on sale of loans  . . . . . . . . . . . . . . . . . . . . . . . .              8                9
     Other income . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             17                8
                                                                                   -------          -------
         Total non-interest income  . . . . . . . . . . . . . . . . . . . .            238              232

NON-INTEREST EXPENSE:
     Compensation and benefits  . . . . . . . . . . . . . . . . . . . . . .            874              691
     Marketing  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             48               69
     Occupancy and equipment  . . . . . . . . . . . . . . . . . . . . . . .            238              200
     Deposit insurance premiums . . . . . . . . . . . . . . . . . . . . . .          1,015               77
     Other non-interest expense   . . . . . . . . . . . . . . . . . . . . .            251              198
                                                                                   -------          -------
         Total non-interest expense . . . . . . . . . . . . . . . . . . . .          2,426            1,235
                                                                                   -------          -------
Income (loss) before income taxes . . . . . . . . . . . . . . . . . . . . .            (88)             628
Income tax (benefit)  . . . . . . . . . . . . . . . . . . . . . . . . . .              (31)             226
                                                                                   -------          -------
     Net income (loss)  . . . . . . . . . . . . . . . . . . . . . . . . . .        $   (57)         $   402
                                                                                   =======          =======
     Earnings (loss) per share  . . . . . . . . . . . . . . . . . . . . . .        $ (0.04)         $  0.29
                                                                                   =======          =======




    See accompanying Notes to Consolidated Financial Statements (unaudited)

                     HALLMARK CAPITAL CORP. AND SUBSIDIARY
                Consolidated Statements of Shareholders' Equity
                                 (In thousands)
                                  (Unaudited)



                                                                       Additional       Unearned       Unearned      Unrealized
                                                             Common      Paid-In         ESOP         Restricted        Gains
                                                             Stock       Capital      Compensation       Stock        (Losses)
                                                            -------     ---------     ------------    ----------     ----------
THREE MONTHS ENDED SEPTEMBER 30, 1996
-------------------------------------
Balance at June 30, 1996  . . . . . . . . . . . . . . . .    $1,581      $10,465         ($740)         ($334)         ($595)
Net loss  . . . . . . . . . . . . . . . . . . . . . . . .         -            -             -              -              -
Amortization of unearned ESOP and
  restricted stock award compensation . . . . . . . . . .         -           27            27             42              -
Unrealized appreciation on securities
  available for sale, net of tax benefit  . . . . . . . .         -            -             -              -            131
                                                             ------      -------         ------         ------        -------
Balance at September 30, 1996 . . . . . . . . . . . . . .    $1,581      $10,492         ($713)         ($292)         ($464)
                                                             ======      =======         ======         ======        =======


THREE MONTHS ENDED SEPTEMBER 30, 1995
-------------------------------------
Balance at June 30, 1995  . . . . . . . . . . . . . . . .    $1,581      $10,360         ($861)         ($502)          ($74)
Net income  . . . . . . . . . . . . . . . . . . . . . . .         -            -             -              -              -
Amortization of unearned ESOP and
  restricted stock award compensation . . . . . . . . . .         -           23            26             42              -
Unrealized depreciation on securities
  available for sale, net of tax benefit  . . . . . . . .         -            -             -              -             30
                                                             ------      -------         ------         ------         ------
Balance at September 30, 1995 . . . . . . . . . . . . . .    $1,581      $10,383         ($835)         ($460)          ($44)
                                                             ======      =======         ======         ======         ======



                                                             Treasury   Retained
                                                              Stock     Earnings     Total
                                                             -------    --------   ---------
THREE MONTHS ENDED SEPTEMBER 30, 1996
-------------------------------------
Balance at June 30, 1996  . . . . . . . . . . . . . . . .   ($1,592)    $18,226     $27,011
Net loss  . . . . . . . . . . . . . . . . . . . . . . . .         -         (57)        (57)
Amortization of unearned ESOP and
  restricted stock award compensation . . . . . . . . . .         -           -          96
Unrealized appreciation on securities
  available for sale, net of tax benefit  . . . . . . . .         -           -         131
                                                            -------     -------     -------
Balance at September 30, 1996 . . . . . . . . . . . . . .   ($1,592)    $18,169     $27,181
                                                            =======     =======     =======


THREE MONTHS ENDED SEPTEMBER 30, 1995
-------------------------------------
Balance at June 30, 1995  . . . . . . . . . . . . . . . .   ($1,592)    $16,348     $25,260
Net income  . . . . . . . . . . . . . . . . . . . . . . .         -         402         402
Amortization of unearned ESOP and
  restricted stock award compensation . . . . . . . . . .         -           -          91
Unrealized depreciation on securities
  available for sale, net of tax benefit  . . . . . . . .         -           -          30
                                                            -------     -------     -------
Balance at September 30, 1995 . . . . . . . . . . . . . .   ($1,592)    $16,750     $25,783
                                                            =======     =======     =======



    See accompanying Notes to Consolidated Financial Statements (unaudited)

                     HALLMARK CAPITAL CORP. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                           THREE MONTHS ENDED
                                                                                              SEPTEMBER 30,
                                                                                     -----------------------------
                                                                                          1996            1995
                                                                                     --------------  --------------
                                                                                             (IN THOUSANDS)
OPERATING ACTIVITIES
Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $    (57)        $   402
Adjustments to reconcile net income to cash
provided by (used in) operating activities:
  Provision for losses on loans . . . . . . . . . . . . . . . . . . . . . . . . . .          184              25
  Provision for depreciation and amortization . . . . . . . . . . . . . . . . . . .           65              56
  Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            -              10
  Net gain on sales of investments and
    mortgage-backed and related securities  . . . . . . . . . . . . . . . . . . . .           (7)             (4)
  Net gain on sale of loans . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (8)             (9)
  Amortization of unearned ESOP and restricted stock awards . . . . . . . . . . . .           96              91
  Loans originated for sale . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (560)         (3,014)
  Sales of loans originated for sale  . . . . . . . . . . . . . . . . . . . . . . .          560           2,268
  (Increase) decrease in prepaid expenses and other assets  . . . . . . . . . . . .          321            (620)
  Decrease in other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .          681              83
  Other adjustments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           95             337
                                                                                        --------         -------
Net cash provided by (used in) operating activities . . . . . . . . . . . . . . . .        1,370            (375)
                                                                                        --------         -------

INVESTING ACTIVITIES
Purchases of securities available-for-sale  . . . . . . . . . . . . . . . . . . . .        1,454          14,921
Proceeds from the maturity of securities available-for-sale . . . . . . . . . . . .          500               -
Purchases of securities available-for-sale  . . . . . . . . . . . . . . . . . . . .         (969)        (13,767)
Purchases of mortgage-backed and related securities . . . . . . . . . . . . . . . .            -         (29,507)
Proceeds from sale of mortgage-backed and related securities  . . . . . . . . . . .          435               -
Principal collected on mortgage-backed and related securities . . . . . . . . . . .        6,400           5,246
Net change in loans receivable  . . . . . . . . . . . . . . . . . . . . . . . . . .      (18,171)        (12,474)
Purchase of Federal Home Loan Bank stock  . . . . . . . . . . . . . . . . . . . . .            -            (410)
Purchases of office properties and equipment, net . . . . . . . . . . . . . . . . .          (58)            (21)
                                                                                         -------         -------
Net cash used in investing activities . . . . . . . . . . . . . . . . . . . . . . .      (10,409)        (36,012)
                                                                                         -------         -------

FINANCING ACTIVITIES
Net increase in deposits  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       18,292          23,382
Proceeds from long-term notes payable to Federal Home Loan Bank . . . . . . . . . .       10,000               -
Net increase (decrease) in short-term notes
  payable to Federal Home Loan Bank . . . . . . . . . . . . . . . . . . . . . . . .      (15,800)         10,700
Net decrease in securities sold under agreements to repurchase  . . . . . . . . . .       (4,862)         (1,218)
Net increase in advance payments by borrowers for
  taxes and insurance . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,947           1,423
                                                                                         -------         -------
Net cash provided by financing activities . . . . . . . . . . . . . . . . . . . . .        9,577          34,287
                                                                                         -------         -------
Increase (decrease) in cash and cash equivalents  . . . . . . . . . . . . . . . . .          538          (2,100)
Cash and cash equivalents at beginning of period  . . . . . . . . . . . . . . . . .        4,825           6,820
                                                                                         -------         -------
Cash and cash equivalents at end of period  . . . . . . . . . . . . . . . . . . . .      $ 5,363         $ 4,720
                                                                                         =======         =======

    See accompanying Notes to Consolidated Financial Statements (unaudited)

                     HALLMARK CAPITAL CORP. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                  THREE MONTHS ENDED
                                                                                    SEPTEMBER 30,
                                                                             ---------------------------
                                                                                1996            1995
                                                                             ----------      -----------
                                                                                    (IN THOUSANDS)
Supplemental disclosures of cash flow information:

Interest paid (including amounts credited to deposit accounts)  . . . . .        $4,665           $3,096

Income taxes paid   . . . . . . . . . . . . . . . . . . . . . . . . . . .          $367             $188


Non-cash transactions:

Mortgage loans securitized as mortgage-backed securities  . . . . . . . .             -           $1,767

Loans transferred to foreclosed properties  . . . . . . . . . . . . . . .           $24              $71

Securities and mortgage-backed securities reclassified
   to securities available-for-sale   . . . . . . . . . . . . . . . . . .             -                -



    See accompanying Notes to Consolidated Financial Statements (unaudited)

                     HALLMARK CAPITAL CORP. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


(1)  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for the interim periods have been included.

The results of operations and other data for the three months ended September 30, 1996 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 1997.

The unaudited consolidated financial statements include the accounts of Hallmark Capital Corp. (the "Company") and its wholly-owned subsidiary, West Allis Savings Bank and subsidiaries (the "Bank") as of and for the three months ended September 30, 1996. All material intercompany accounts and transactions have been eliminated in consolidation.

(2)  EARNINGS PER SHARE

Earnings per share of common stock for the three months ended September 30, 1996 have been computed by dividing net income for the period by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Stock options are regarded as common stock equivalents and are therefore considered in per share calculations. Common stock equivalents are computed using the treasury stock method. The computation of earnings per share is as follows:

For the Three Months Ended September 30, 1996                     Primary         Fully Diluted
---------------------------------------------                     -------         -------------
    Weighted average common shares outstanding . . . . . .      1,442,950          1,442,950
    Ungranted restricted stock . . . . . . . . . . . . . .         (9,231)            (9,231)
    Uncommitted ESOP shares  . . . . . . . . . . . . . . .        (89,307)           (89,307)
    Common stock equivalents due to dilutive effect
      of stock options . . . . . . . . . . . . . . . . . .         73,503             80,519
                                                                ---------         ----------
    Total weighted average common shares
      and equivalents outstanding  . . . . . . . . . . . .      1,417,915          1,424,931
                                                                =========         ==========
    Net loss for period  . . . . . . . . . . . . . . . . .       ($57,000)          ($57,000)
    Loss per share . . . . . . . . . . . . . . . . . . . .         ($0.04)            ($0.04)
                                                                =========         ==========


(3)  COMMITMENTS AND CONTINGENCIES

Commitments to originate mortgage loans of $5.0 million at September 30, 1996 represent amounts which the Bank expects to fund during the quarter ending December 31, 1996. There were no commitments to sell fixed-rate mortgage loans at September 30, 1996. The Bank had unissued credit under existing home equity line-of-credit loans and credit card lines of $12.0 million and $6.7 million, respectively, as of September 30, 1996. The Bank had no commitments to purchase adjustable-rate or fixed-rate mortgage-backed and related securities as of September 30, 1996.


(4)  REGULATORY CAPITAL ANALYSIS

Under the Federal Deposit Insurance Corporation ("FDIC") capital regulations, the Bank is required to meet the following capital standards: (1) "Tier 1 capital" in an amount not less than 3% of total assets; (2) "Tier 1 leverage capital" in an amount not less than 4% of risk- weighted assets; and (3) "total capital" in an amount not less than 8% of risk-weighted assets. Tier 1 capital is defined to include the Bank's common shareholders' equity. Total capital is defined to include Tier 1 capital plus the allowance for loan losses. The risk-based capital requirements presently address credit risk related to both recorded assets and off-balance sheet commitments and obligations. Risk-weighted assets, for regulatory measurement purposes, at September 30, 1996, totaled $210,401,000.


The Bank's regulatory capital as of September 30, 1996 was as follows (dollars in thousands):

                                                                              Tier 1           Total
                                                                             Capital          Capital
                                                                             -------          -------
         Total consolidated shareholders' equity  . . . . . . . .           $ 27,181          $ 27,181
         Less Holding Company shareholders' equity
            not available for bank regulatory capital . . . . . .             (4,235)           (4,235)
         Loan loss allowances . . . . . . . . . . . . . . . . . .                  -             1,374
         Net unrealized depreciation on
            available-for-sale debt securities  . . . . . . . . .                448               448
                                                                            --------          --------
            Regulatory capital  . . . . . . . . . . . . . . . . .           $ 23,394          $ 24,768
                                                                            ========          ========


The following table summarizes the Bank's capital amounts and capital ratios, and the capital ratios required by the FDIC at September 30, 1996 on a fully-phased-in basis (dollars in thousands):

                                   Actual        Required                    Actual        Required
                                    Amount        Amount        Excess       Ratio      Ratio     Excess
                                    ------        ------        ------       -----      -----     ------
Tier 1 capital leverage . . . .    $23,394       $11,474       $11,920       6.12%     3.00%     3.12%
Tier 1 capital  . . . . . . . .     23,394         8,416        14,978      11.12%     4.00%     7.12%
Total capital . . . . . . . . .     24,768        16,832         7,936      11.77%     8.00%     3.77%


As a state-chartered stock savings bank, the Bank is also subject to the minimum regulatory capital requirements of the State of Wisconsin. At September 30, 1996, on a fully-phased-in basis of 6.0%, the Bank had actual capital of $24,320,000 with a required amount of $23,341,000.

(5)  LOANS RECEIVABLE

Loans receivable are summarized as follows:

                                                          SEPTEMBER 30,               JUNE 30,
                                                              1996                     1996
                                                       ------------------      --------------------
                                                                       (IN THOUSANDS)
                                                                                                      Increase
                                                       Amount    Percent        Amount   Percent     (Decrease)
                                                       ------    -------        ------   -------    ----------
Real estate mortgage loans:
    Residential one-to-four family  . . . . . . .    $163,053      61.4%      $153,689     61.8%      $ 9,364
    Residential multi-family  . . . . . . . . . .      22,826       8.6%        19,788      8.0%        3,038
    Commercial real estate  . . . . . . . . . . .       6,007       2.3%         5,488      2.2%          519
    Residential construction  . . . . . . . . . .      36,326      13.7%        37,016     14.9%         (690)
    Other construction and land . . . . . . . . .       9,716       3.5%         6,491      2.6%        3,225
                                                     --------    -------      --------   -------     --------
         Total real estate mortgage loans . . . .     237,928      89.5%       222,472     89.5%       15,456

Consumer-related loans:
    Home equity . . . . . . . . . . . . . . . . .      21,360       8.0%        19,349      7.8%        2,011
    Automobile  . . . . . . . . . . . . . . . . .       1,548       0.6%         1,774      0.7%         (226)
    Credit card . . . . . . . . . . . . . . . . .       2,640       1.0%         2,585      1.0%           55
    Other consumer loans  . . . . . . . . . . . .       2,261       0.9%         2,372      1.0%         (111)
                                                     --------    -------      --------   -------    ---------
         Total consumer-related loans . . . . . .      27,809      10.5%        26,080     10.5%        1,729
                                                     --------    -------      --------   -------     --------
         Gross loans  . . . . . . . . . . . . . .     265,737     100.0%       248,552    100.0%      $17,185

Accrued interest receivable . . . . . . . . . . .       1,483                    1,287

Less:
    Undisbursed portion of loan proceeds  . . . .     (22,976)                 (23,770)
    Deferred loan fees  . . . . . . . . . . . . .         (82)                     (18)
    Unearned interest . . . . . . . . . . . . . .         (10)                     (10)
    Allowances for loan losses  . . . . . . . . .      (1,374)                  (1,234)
                                                     --------                 --------
                                                     $242,778                 $224,807
                                                     ========                 ========

(6)  MORTGAGE-BACKED AND RELATED SECURITIES

The following is a summary of held-to-maturity mortgage-backed and related securities by issuer.

                                                                            GROSS        GROSS      ESTIMATED
                                                             AMORTIZED    UNREALIZED  UNREALIZED      FAIR
                                                                COST        GAINS       LOSSES        VALUE
                                                            ------------ -----------  ----------- ------------
At September 30, 1996:                                                    (DOLLARS IN THOUSANDS)
    Mortgage-backed securities:
       Federal Home Loan Mortgage Corporation (FHLMC) . .    $  5,831      $   89       $  30       $ 5,890
       Federal National Mortgage Association (FNMA) . . .      18,022         204         105        18,121
       Government National Mortgage Association (GNMA)  .       1,022          36           -         1,058
       Private issuers  . . . . . . . . . . . . . . . . .      27,743           8         123        27,628
                                                             --------      ------       -----       -------
                                                             $ 52,618      $  337       $ 258       $52,697
                                                             --------      ------       -----       -------
    Collateralized mortgage obligations:
       FHLMC  . . . . . . . . . . . . . . . . . . . . . .    $ 14,230      $  298       $  19       $14,509
       FNMA . . . . . . . . . . . . . . . . . . . . . . .      18,990          43         282        18,751
       Private issuers  . . . . . . . . . . . . . . . . .       7,734          35          70         7,699
                                                             --------      ------       -----      --------
                                                             $ 40,954      $  376       $ 371       $40,959
                                                             --------      ------       -----       -------
          Total mortgage-backed and related securities  .    $ 93,572      $  713       $ 629       $93,656
                                                             ========      ======       =====       =======

At June 30, 1996:
    Mortgage-backed securities:
       FHLMC  . . . . . . . . . . . . . . . . . . . . . .    $  6,484      $   70       $  45       $ 6,509
       FNMA . . . . . . . . . . . . . . . . . . . . . . .      19,127         180         150        19,157
       GNMA . . . . . . . . . . . . . . . . . . . . . . .       1,379          54           -         1,433
       Private issuers  . . . . . . . . . . . . . . . . .      28,801           1         278        28,524
                                                             --------      ------       -----       -------
                                                             $ 55,791      $  305       $ 473       $55,623
                                                             --------      ------       -----       -------
    Collateralized mortgage obligations:
       FHLMC  . . . . . . . . . . . . . . . . . . . . . .    $ 14,222      $  358       $  40       $14,540
       FNMA . . . . . . . . . . . . . . . . . . . . . . .      19,332         111         273        19,170
       Private issuers  . . . . . . . . . . . . . . . . .       7,987           5          86         7,906
                                                             --------      ------       -----       -------
                                                             $ 41,541      $  474       $ 399       $41,616
                                                             --------      ------       -----       -------
          Total mortgage-backed and related securities  .    $ 97,332      $  779       $ 872       $97,239
                                                             ========      ======       =====       =======


The following is a summary of held-to-maturity mortgage-backed and related securities.

At September 30, 1996:
    Held-To-Maturity:
       Mortgage-backed securities:
          Adjustable-rate . . . . . . . . . . . . . . . .    $ 46,699      $  287       $ 137       $46,849
          Fixed-rate  . . . . . . . . . . . . . . . . . .       5,919          50         121         5,848

       Collateralized mortgage obligations:
          Adjustable-rate . . . . . . . . . . . . . . . .    $ 31,283      $  330       $ 291       $31,322
          Fixed-rate  . . . . . . . . . . . . . . . . . .       9,671          46          80         9,637
                                                             --------      ------       -----      --------
                                                             $ 93,572      $  713       $ 629       $93,656
                                                             ========      ======       =====       =======
At June 30, 1996:
    Held-To-Maturity:
       Mortgage-backed securities:
          Adjustable-rate . . . . . . . . . . . . . . . .    $ 49,256      $  234       $ 315       $49,175
          Fixed-rate  . . . . . . . . . . . . . . . . . .       6,534          72         158         6,448

       Collateralized mortgage obligations:
          Adjustable-rate . . . . . . . . . . . . . . . .    $ 31,349      $  464       $ 284       $31,529
          Fixed-rate  . . . . . . . . . . . . . . . . . .      10,193           9         115        10,087
                                                             --------      ------       -----       -------
                                                             $ 97,332      $  779       $ 872       $97,239
                                                             ========      ======       =====       =======

(7)  NOTES PAYABLE AND OTHER BORROWINGS

Notes payable and other borrowings are summarized as follows (dollars in thousands):

                                                  SEPTEMBER 30, 1996                    JUNE 30, 1996
                                                  ------------------              ----------------------------
                                                                WEIGHTED                            WEIGHTED
                                                                AVERAGE                             AVERAGE
                                    MATURITY      AMOUNT         RATE                AMOUNT           RATE
                                    --------      ------         ----                ------           ----
Advances from
  Federal Home Loan Bank              1996     $       -            -              $ 23,200          5.77%
                                      1997        34,500         5.71%               27,100          5.79
                                      1998        20,000         5.44                20,000          5.44
                                      1998        18,000         6.06                18,000          6.06
                                      2000        18,016         6.55                 8,016          6.53
                                      2001         3,000         5.91                 3,000          5.91
                                      2003         3,070         5.60                 3,070          5.60
                                                 -------                           --------
                                                 $96,586         5.88%             $102,386          5.82%
                                                 =======         =====             ========          ====
Securities sold under
  agreements to repurchase            1996       $ 6,706         5.50%             $ 11,568          5.61%
                                                 =======                           ========


FHLB advances totaled $96.6 million or 93.5% and $102.4 million or 89.8% of total borrowings at September 30, 1996 and June 30, 1996, respectively. The Company is required to maintain as collateral unencumbered one-to-four family mortgage loans in its portfolio such that the outstanding balance of FHLB advances does not exceed 60% of the book value of this collateral. The Company had delivered mortgage-backed securities with a carrying value of $21,849,000 and $23,600,000 at September 30, 1996 and June 30, 1996, respectively. In addition, all FHLB advances are collateralized by all Federal Home Loan Bank stock and are subject to prepayment penalties. The Company's unused advance line with the Federal Home Loan Bank was $19.2 million at September 30, 1996.

The Company enters into sales of mortgage-backed securities with agreements to repurchase identical securities (reverse repurchase agreements) and substantially identical securities (dollar reverse repurchase agreements). These transactions are treated as financings with the obligations to repurchase securities reflected as a liability. The dollar amount of securities underlying the agreements remains in the asset accounts. The securities underlying the agreements are delivered to the counterparty's account. Liabilities recorded under agreements to repurchase identical and substantially identical securities were $6,706,000 and $11,568,000 at September 30, 1996 and June 30, 1996, respectively. The reverse repurchase agreements had a weighted average underlying coupon interest rate of 6.34% and 5.61% at September 30, 1996 and June 30, 1996, respectively, and matured within 30 days of the date indicated. The agreements were collateralized by mortgage-backed certificates with a carrying value and market value of $6,676,000 and $6,956,000; and $11,841,000 and $12,115,000 at September 30, 1996 and June 30, 1996,
respectively.

                     HALLMARK CAPITAL CORP. AND SUBSIDIARY
   ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


FORWARD-LOOKING STATEMENTS

The discussion in this Quarterly Report on Form 10-Q includes certain forward-looking statements based upon management expectations. Factors which could cause future results to differ from these expectations include the following: general economic conditions; legislative and regulatory initiatives; monetary and fiscal policies of the federal government; deposit flows; cost of funds; general market rates of interest; interest rates on competing investments; demand for loan products; demand for financial services; changes in accounting policies or guidelines; and changes in the quality or composition of the Company's loan and investment portfolios.

GENERAL

Hallmark Capital Corp. (the "Company") is the holding company for West Allis Savings Bank (the "Bank"), a Wisconsin state-chartered savings bank. The Bank's principal business consists of attracting funds in the form of deposits and other borrowings and investing such funds primarily in residential real estate loans, mortgage-backed and related securities and various types of consumer loans. In order to maximize shareholder value, the Company continues to pursue a strategy of effectively utilizing the capital acquired in the Bank's conversion from mutual to stock form and the Company's initial public offering consummated in December 1993 (the "Conversion"). The Company believes that its effective utilization of capital is best achieved through the growth of the Company's business. This growth is to be achieved through the expansion of the Company's asset base and diversification of the Company's portfolio into higher yielding assets.

Commencing in fiscal 1994 and continuing through 1996, the Company has taken the first step and implemented this strategy by leveraging its capital base to achieve asset growth. This leveraging strategy was designed to reach a targeted asset size for the Company established by the Board of Directors within a three-to-five year period following the Conversion while maintaining adequate capital ratios. The Company increased its asset size from $179.6 million at June 30, 1994 to $377.2 million at June 30, 1996. The Bank's principal investment focus during this three-year post-Conversion period was to originate and purchase mortgage loans (principally loans secured by one-to-four family owner- occupied homes) and purchase mortgage-backed and related securities. The asset growth was funded through significant increases in Federal Home Loan Bank ("FHLB") advances and other borrowings and increases in deposits, primarily brokered and non-brokered wholesale deposits. Pursuit of the foregoing strategy resulted in increases in the Company's net income, earnings per share, return on average equity ("ROAE") and return on average assets ("ROAA") in fiscal 1994, 1995 and 1996.

In fiscal 1997, the Company intends to implement the second phase of its strategic plan by slowing its asset growth and focusing on asset portfolio diversification. While the Company intends to continue to originate and purchase one-to-four family mortgage loans, the Company's long-term objective is to increase net income by increasing the proportion of higher yielding assets in its loan portfolio. In the event the origination and purchase of one-to-four family mortgage loans exceeds the percentage of portfolio targets under the Company's assets portfolio diversification plan, the Company may consider sales of such loans in the secondary market. The Company began to implement this strategy in the second half of fiscal 1996 by increasing the multi-family real estate, multi-family construction, and commercial/nonresidential real estate components of its loan portfolio. Portfolio diversification in fiscal 1997 will include continued investments in these types of loans, both within its primary lending area, and through purchases of loans or participation interests in loans originated by other lenders within and outside of its primary lending area, including loans or participation interests in loans secured by properties located outside the state of Wisconsin. Management also intends to establish a commercial lending division in fiscal 1997 to further it's portfolio diversification objectives. In deciding whether or not to purchase a loan or participation interest in a loan originated outside of the Company's primary lending area, management of the Company has applied, and continues to apply, underwriting guidelines which are as strict as those applicable to the origination of similar loans within its primary lending area.

The Company intends to fund its asset portfolio diversification in fiscal 1997 by a combination of retail deposits, brokered deposits, borrowings, the sale of one-to-four family mortgage loans and the maturity and sale of mortgage-backed and related securities.

Management anticipates that as the Company's volume of multi-family and commercial/nonresidential real estate lending activity continues to increase, the Company will need to build a higher level of allowance for loan losses established through a provision for loan losses, which will have a negative effect on the Company's net income in the short-term. However, the Company believes that building the higher yielding multi-family and commercial/nonresidential real estate components of its gross loan portfolio will benefit the Company longer term, and should contribute to a long-term improvement in the Company's net income and return on equity.

RECENT REGULATORY DEVELOPMENTS

Deposits of the Bank currently are insured to applicable limits by the FDIC under the Savings Association Insurance Fund ("SAIF"). The FDIC also insures commercial bank deposits under the Bank Insurance Fund ("BIF"). Premium levels are set in order to permit the fund to be capitalized at a level equal to 1.25% of total fund deposits. As the funds reach their designated ratios, the FDIC has authority to lower fund premium assessments to rates sufficient to maintain the designated reserve ratio. Historically, BIF and SAIF assessment schedules had been identical. In May 1995, the BIF achieved its designated ratio and the FDIC lowered BIF premium rates for most BIF-insured institutions. In November 1995, the FDIC reduced assessment rates by four cents per $100 of deposits for all institutions, producing a premium rate schedule ranging from zero (i.e. whereby such institutions will be subject only to a $2,000 minimum annual premium) to 27 cents per $100 of deposits depending on the institution's risk-based premium category. Based on these assessment rate modifications, the majority of BIF members now pay only a $2,000 minimum annual premium. The SAIF has not achieved its designated reserve ratio and is not anticipated to do so prior to year 2001. Premium rates for SAIF-insured members are being paid at an average of 23.4 cents per $100 of deposits. As a result of the new assessment rate provisions, SAIF member institutions have been placed at a competitive disadvantage based on higher deposit insurance premium obligations.

Congress recently passed legislation to address the deposit insurance premium disparity. The "Deposit Insurance Funds Act of 1996" (the "DIF Act") was included as part of an Omnibus Appropriations Bill that was signed into law on September 30, 1996. Pursuant to the terms of the DIF Act, the FDIC was directed to impose a special assessment on SAIF-assessable deposits at a rate what would cause the SAIF to achieve its designated reserve ratio of 1.25% of SAIF-insured deposits as of October 1, 1996. The DIF Act requires that the special assessment be applied against the SAIF-assessable deposits held by institutions as of March 31, 1995. Pursuant to a final rule issued by the FDIC on October 16, 1996, the special assessment rate was determined to be 65.7 basis points. This one-time special assessment will fully capitalize SAIF, and will be collected on November 27, 1996.

Based on the special assessment being imposed at 65.7 basis points per $100 of insurable deposits, the amount of the assessment to the Bank would be approximately $877,000. The special assessment will have the effect of reducing the Bank's earnings and capital by the after-tax amount of the assessment as of the date of enactment, which is estimated to be $533,000 or $0.38 per share. As described below, with the recapitalization of the SAIF, BIF and SAIF premiums currently are expected to be comparable and it is anticipated that FDIC premium expense will therefore be reduced in future periods.

The FDIC published a proposed rule on October 16, 1996, under which a permanent base assessment schedule for the SAIF would be established, setting assessment rates at a range of 4 to 31 basis points. The proposed rule also called for an adjusted assessment schedule reducing these rates by 4 basis points to reflect current conditions, producing an effective SAIF assessment range of 0 to 27 basis points, beginning October 1, 1996. This assessment range is comparable to the current schedule for BIF-institutions. A special interim rate schedule ranging from 18 to 27 basis points applies to SAIF-member savings associations for the last quarter of 1996, reflecting the fact that assessments related to certain bond obligations are included in the SAIF rates for these institutions during that period.

The DIF Act addresses other matters which will affect the Bank. Certain bond obligations of the Financing Corporation ("FICO"), which were issued to ameliorate the savings and loan crisis in the 1980's, will be shared by all insured depository institutions beginning after December 31, 1996. This obligation had previously been the sole responsibility of SAIF-insured institutions and had been funded through SAIF assessments. The DIF Act eliminates the statutory link between FICO's assessments and amounts authorized to be assessed by the SAIF, effective January 1, 1997. All insured institutions will pay an annual assessment to fund interest payments on the FICO bonds. Beginning in 1997, BIF-member institutions will pay one-fifth the rate to be paid by SAIF members, for the first three years. After January 1, 2000, BIF and SAIF members will share the FICO payments on a pro-rata basis, which will be assessed at 2.4 basis points, until the bonds mature in 2017.

In addition, the DIF Act provides for the merger of BIF and SAIF into a single Deposit Insurance Fund. This provision will be effective January 1, 1999 assuming that no insured depository institution is a savings association on that date. This legislation contemplates that the savings association charter will be phased out over that period of time. The DIF Act also calls for the Secretary of the Treasury to undertake a study concerning the development of a common charter for all insured depository institutions and the abolition of separate and distinct charters for banks and savings associations.

Management anticipates that the Bank, after consideration of the one-time assessment described above, will continue to exceed all the regulatory minimum capital levels. Although management is unable to predict the ultimate effect on Company operations of the FICO bond assessments, the merger of the BIF and SAIF, and the potential abolition of separate and distinct charters for banks and savings associations, management does not presently anticipate that these provisions will have a material impact on the financial condition of the Company in future periods.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds are retail and wholesale brokered deposits, proceeds from principal and interest payments on loans, principal and interest payments on mortgage-backed and related securities and FHLB-Chicago advances. Alternative funding sources are evaluated and utilized based upon factors such as interest rates, availability, maturity, administrative costs and retention capability. Although maturity and scheduled amortization of loans are predicable sources of funds, deposit flows, mortgage prepayments and prepayments on mortgage-backed and related securities are influenced significantly by general interest rates, economic conditions and competition. Mortgage loans and mortgage securities prepayments accelerated in the fiscal year ended June 30, 1994 as interest rates decreased and declined in fiscal 1995 as interest rates increased, and increased in fiscal 1996 as interest rates declined for the first half of the fiscal year before increasing in the last half of the fiscal year.

The primary investing activity of the Company is the origination and purchase of loans and the purchase of mortgage-backed and related securities. For the three months ended September 30, 1996, the Company originated and purchased loans totaling $24.0 million and $6.4 million, respectively, as compared to the three months ended September 30, 1995 when originated and purchased loans totaled $16.8 million and $3.7 million, respectively. There were no purchases of mortgage-backed and related securities for the three months ended September 30, 1996, and $29.5 million for the three months ended

September 30, 1995. There were no purchases of investment securities for the three months ended September 30, 1996 and 1995. For the three months ended September 30, 1996 and 1995, these activities were funded primarily by principal repayments on loans of $14.3 million and $6.2 million, respectively; principal repayments on mortgage-backed and related securities of $6.4 million and $5.2 million, respectively; proceeds from the sale of mortgage loans of $560,000 and $2.3 million, respectively; net increase in deposits of $18.3 million and $23.4 million, respectively; and proceeds from notes payable to the FHLB-Chicago of $10.0 million and $10.7 million, respectively. Purchases of securities available-for-sale totaled $969,000 and sales were $1.5 million for the three months ended September 30, 1996, compared to purchases of $13.8 million and sales of $14.9 million for the three months ended September 30, 1995.

The Company is required to maintain minimum levels of liquid assets under the regulations of the Department of Financial Institutions, Division of Savings and Loan for state-chartered stock savings banks. Savings banks are required to maintain an average daily balance of liquid assets (including cash, certain time deposits, certain bankers acceptances, certain corporate debt securities, securities of certain mutual funds and specified United States government, state or federal agency obligations) of not less than 8.0%. The Company's liquidity ratio was 22.89% at September 30, 1996. The Company adjusts its liquidity levels to meet various funding needs and to meet its asset and liability management objectives.

The Company's most liquid assets are cash and cash equivalents, which include investments in highly-liquid, short-term investments. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. At September 30, 1996 and June 30, 1996, cash and cash equivalents were $5.4 million and $4.8 million, respectively. The increase in cash and cash equivalents for the three months ended September 30, 1996 resulted primarily from an increase in net cash provided by financing activities. The principal component of the increase in cash was a net increase in wholesale brokered and non-brokered deposits of $15.3 million.

During the three months ended September 30, 1996, the Company continued to find wholesale brokered and non-brokered deposits to be an efficient source and a cost-effective method, relative to local retail market deposits, of meeting the Bank's funding needs. In fiscal 1996, pricing of wholesale brokered deposits ranged from 20 to 40 basis points above comparable term U.S. Treasury securities. At September 30, 1996, the average rate of the wholesale brokered deposits accepted by the Company was 5.95% compared to an average rate paid for retail certificates of deposit of 5.71%. During the three months ended September 30, 1996, management believes that the costs, overhead and interest expense of achieving comparable retail deposit growth would have exceeded the costs related to the use of wholesale brokered deposits as a funding source. However, management recognizes that the likelihood for retention of brokered certificates of deposit is more a function of the rate paid on such accounts as compared to retail deposits which may be established due to Bank location or other intangible reasons. The Company's overall cost of funds has increased in recent years due primarily to a much greater percentage of the deposits being in certificates, both wholesale brokered and retail, as opposed to passbooks, money market accounts and checking accounts. Management believes that a significant portion of its retail deposits will remain with the Company and, in the case of wholesale brokered deposits, may be replaced with similar type accounts even should the level of interest rates change. However, in the event of a significant increase in market interest rates, the cost of obtaining replacement brokered deposits would increase as well.

The Bank's Board of Directors has set a maximum limitation of total borrowings equal to 32% of total assets. This internal limit is 3% below the allowable borrowing limit (for all borrowings including FHLB advances and reverse repurchase agreements) of 35% of total assets established by the FHLB-Chicago. At September 30, 1996, FHLB advances totaled $96.6 million or 24.9% of the Bank's total assets and other borrowings totaled $6.7 million or 1.7% of the Bank's total assets. At September 30, 1996, the Bank had unused borrowing authority under the borrowing limitations established by the Board of Directors of $20.8 million and $32.4 million under the FHLB total asset limitation. The Bank intends to fund asset portfolio diversification in fiscal 1997 through modest increases in FHLB advances, and to maintain the 3% excess borrowing capacity with the FHLB as a contingent source of funds to meet liquidity needs as deemed necessary by the Board of Directors of the Bank.

Liquidity management for the Company is both an ongoing and long-term function of the Company's asset/liability management strategy. Excess funds generally are invested in short-term investments such as federal funds or overnight deposits at the FHLB-Chicago. Whenever the Company requires funds beyond its ability to generate them internally, additional sources of funds are available and obtained from the wholesale brokered and non-brokered market as well as the unused credit line from the FHLB-Chicago, and funds also may be available through reverse repurchase agreements wherein the Company pledges investment, mortgage-backed or related securities. During fiscal 1997, management will seek to obtain contingent backup credit facilities to replace a portion of its interest rate sensitive liabilities such as borrowings and wholesale brokered and non-brokered deposits should such funding sources become difficult or impracticable to obtain or retain due to a changing interest rate environment. There can be no assurance, however, that the Company will be able to obtain such a facility. The Company also has a federal funds open line of credit in the amount of $5.0 million with a correspondent bank which does not require the direct pledging of any assets. In addition, the Company maintains a relatively high level of liquid assets such as investment securities and mortgage-backed and related securities available-for-sale in order to assure sufficient sources of funds are available to meet the Company's liquidity needs.

At September 30, 1996, the Company had outstanding loan commitments of $5.0 million. The Company had no commitments to purchase mortgage-backed and related securities at September 30, 1996. The Company anticipates it will have sufficient funds available to meet its current loan commitments, including loan applications received and in process to the issuance of firm commitments. Certificates of deposit scheduled to mature in one year or less at September 30, 1996 totaled $137.3 million.

CHANGE IN FINANCIAL CONDITION

Total assets increased $10.5 million, or 2.8%, from $377.2 million at June 30, 1996 to $387.7 million at September 30, 1996. This increase is primarily reflected in an increase in loans receivable which was funded primarily by an increase in wholesale brokered and non-brokered deposits and decreases in securities available-for-sale and mortgage-backed and related securities.

Cash and cash equivalents increased 11.1% to $5.4 million at September 30, 1996 compared to $4.8 million at June 30, 1996. The increase is largely attributable to the decrease in securities available-for-sale and mortgage-backed and related securities.

Securities available-for-sale decreased to $33.4 million at September 30, 1996 compared to $37.3 million at June 30, 1996. Mortgage-backed and related securities held-to-maturity decreased to $93.6 million at September 30, 1996 compared to $97.3 million at June 30, 1996. The decrease in securities available-for-sale and mortgage-backed and related securities was the result of management's decision to use proceeds from the sale of such securities and principal repayments to fund growth in loans receivable.

Loans receivable increased to $242.8 million at September 30, 1996 compared to $224.8 million at June 30, 1996. The increase at September 30, 1996 compared to June 30, 1996 is primarily the result of managements's decision to retain its ARM, intermediate-term (15 year) and long-term (30 year) fixed-rate loans originated and purchased for the Company's portfolio, as such loans carried higher yields than comparable mortgage-backed and related securities during the three months ended September 30, 1996. Total mortgage loans originated and purchased amounted to $24.7 million and $19.5 million for the three months ended September 30, 1996 and 1995, respectively, while sales of fixed-rate mortgage loans totaled $560,000 and $3.3 million for the three months ended September 30, 1996 and 1995, respectively.

Deposits increased $18.3 million to $248.0 million at September 30, 1996 from $229.7 million at June 30, 1996. The increase in deposits was primarily due to the Company's marketing efforts and the use of brokers to increase the certificates of deposits with the Company. Brokered certificates of deposit totaled $84.2 million at September 30, 1996, representing 34.0% of total deposits as compared to $75.3 million, or 32.8% of total deposits, at June 30, 1996. Non-brokered wholesale deposits totaled $39.1 million at September 30, 1996, representing 15.8% of total deposits as compared to $32.7 million, or 14.2% of total deposits at June 30, 1996. Deposits are the Company's primary source of externally generated funds. The level of deposits is heavily influenced by such factors as the general level of short- and long-term interest rates as well as alternative yields that investors may obtain on competing investment securities such as money market mutual funds.

FHLB-Chicago advances and other borrowings decreased to $103.3 million at September 30, 1996 compared to $114.0 million at June 30, 1996. At September 30, 1996, FHLB advances were $96.6 million or 26.8% of total liabilities compared to $102.4 million or 29.2% of total liabilities at June 30, 1996. At September 30, 1996, the Company had borrowed $6.7 million under reverse repurchase agreements compared to $11.6 million at June 30, 1996. The Company has used FHLB-Chicago advances and securities sold under agreements to repurchase as a funding source due to attractive rates offered on advances in relation to deposit funds obtainable in the Company's local market.

ASSET/LIABILITY MANAGEMENT

The Company closely monitors interest rate risk in an attempt to manage the extent to which net interest income is significantly affected by changes in market interest rates. In managing the Company's interest rate risk during the three months ended September 30, 1996, the Company primarily utilized brokered and non-brokered wholesale certificates of deposit and, to a lesser extent, FHLB-advances to fund increases in the Company's interest-bearing assets due primarily to the attractive rates offered on wholesale certificates of deposit in relation to FHLB advances. At September 30, 1996, the Company's estimated cumulative one-year gap between assets and liabilities was a negative 6.9% of total assets as compared to 13.7% at June 30, 1996. The Company decreased the level of its one-year negative gap position by extending the maturity of the Company's liabilities, primarily wholesale brokered and non-brokered certificates of deposits and FHLB advances, while investing in adjustable rate and short-term fixed rate assets. During periods of rising interest rates, a positive interest rate sensitivity gap would tend to positively affect net interest income, while a negative interest rate sensitivity gap would adversely affect net income. Although the opposite effect on net income would occur in periods of falling interest rates, the Company could experience substantial prepayments of its fixed rate mortgage loans and mortgage-backed and related securities, which would result in the reinvestment of such proceeds at market rates which are lower than current rates.

ASSET/LIABILITY MANAGEMENT SCHEDULE

         The following table sets forth at September 30, 1996 the amounts of interest-earning assets and interest-bearing liabilities maturing or repricing within the time periods indicated, based on the information and assumptions set forth in the notes thereto.

                                                                          AMOUNT MATURING OR REPRICING
                                                    -----------------------------------------------------------------------------
                                                                            MORE THAN     MORE THAN
                                                     WITHIN      FOUR TO    ONE YEAR     THREE YEARS
                                                     THREE       TWELVE      TO THREE     TO FIVE         OVER FIVE
                                                     MONTHS      MONTHS       YEARS         YEARS           YEARS        TOTAL
                                                     ------      ------       -----         -----           -----        -----
                                                                             (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS(1):
Mortgage loans(2):
     Fixed rate . . . . . . . . . . . . . . . .      $ 2,388    $  7,045    $  18,019     $  17,148     $   54,949     $  99,549
     Adjustable rate  . . . . . . . . . . . . .       15,786      48,646       48,630         1,342              -       114,404
Consumer loans (2)  . . . . . . . . . . . . . .        9,431       6,334        9,202         2,468              -        27,435
Mortgage-backed and related securities:
     Fixed rate and securities available-for-
     sale . . . . . . . . . . . . . . . . . . .        1,825       5,248       10,870         5,080          7,512        30,535
     Adjustable rate  . . . . . . . . . . . . .       53,567      24,416            -             -              -        77,983
Investment securities and
  securities available-for-sale   . . . . . . .        7,135         823        2,048        14,679          1,670        26,355
                                                     -------    --------    ---------     ---------     ----------     ---------
     Total interest-earning assets  . . . . . .      $90,132    $ 92,512    $  88,769     $  40,717     $   64,131     $ 376,261
                                                     =======    ========    =========     =========     ==========     =========
INTEREST-BEARING LIABILITIES:
Deposits(3):
     NOW accounts . . . . . . . . . . . . . . .      $   169    $    507    $     805     $     394     $      380     $   2,255
     Money market deposit accounts  . . . . . .        1,827       5,480        4,092           655            124        12,178
     Passbook savings accounts  . . . . . . . .        1,816       5,447        8,643         4,235          4,070        24,211
     Certificates of deposit  . . . . . . . . .       63,203      74,081       61,140         4,195            120       202,739
     Escrow deposits  . . . . . . . . . . . . .        5,501           -            -             -              -         5,501
Borrowings(4)
     FHLB advances and other borrowings . . . .       23,206      28,000       31,000        18,016          3,070       103,292
                                                     -------    --------    ---------     ---------     ----------     ---------
     Total interest-bearing liabilities . . . .      $95,722    $113,515    $ 105,680     $  27,495     $    7,764     $ 350,176
                                                     =======    ========    =========     =========     ==========     =========
Excess (deficiency) of interest-earning assets over
  interest-bearing liabilities  . . . . . . . .      ($5,590)   ($21,003)    ($16,911)    $  13,222     $   56,367     $  26,085
                                                     =======    ========    =========     =========     ==========     =========
Cumulative excess (deficiency) of interest-earning
  assets over interest-bearing liabilities  . .      ($5,590)   ($26,593)    ($43,504)     ($30,282)    $   26,085     $  26,085
                                                     =======    ========    =========     =========     ==========     =========
Cumulative excess (deficiency) of interest-earning
  assets over interest-bearing liabilities
  as a percent of total assets  . . . . . . . .         (1.4)%      (6.9)%      (11.2)%        (7.8)%          6.7%          6.7%
                                                     =======    ========    =========     =========     ==========     =========


(1) Adjustable- and floating-rate assets are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due, and fixed-rate assets are included in the periods in which they are scheduled to be repaid based on scheduled amortization, in each case adjusted to take into account estimated prepayments utilizing the Company's historical prepayment statistics modified for forecasted statistics using annual prepayment rates ranging from 5% to 20%, based on the loan type.

(2) Balances have been reduced for undisbursed loan proceeds, unearned credit insurance premiums, deferred loan fees, purchased loan discounts and the allowance for loan losses, which aggregated $24.4 million at September 30, 1996.

(3) Although the Company's negotiable order of withdrawal ("NOW") accounts, passbook savings accounts and money market deposit accounts generally are subject to immediate withdrawal, management considers a certain historical amount of such accounts to be core deposits having significantly longer effective maturities and times to repricing based on the Company's historical retention of such deposits in changing interest rate environments. NOW accounts, passbook savings accounts and money market deposit accounts are assumed to be withdrawn at annual rates of 30%, 30% and 60%, respectively, of the declining balance of such accounts during the period shown. The withdrawal rates used are higher than the Company's historical rates but are considered by management to be more indicative of expected withdrawal rates currently. If all of the Company's NOW accounts, passbook savings accounts and money market deposit accounts had been assumed to be subject to repricing within one year, the one-year cumulative deficiency of interest-earning assets over interest-bearing liabilities would have been $50.0 million or 12.9% of total assets.

(4) Adjustable- and floating-rate borrowings are included in the period in which their interest rates are next scheduled to adjust rather than in the period in which they are due.

ASSET QUALITY

The Company and Bank regularly review assets to determine proper valuation.
The review consists of an update of the historical loss experience, valuation of the underlying collateral and the outlook for the economy in general as well as the regulatory environment.

The following table sets forth information regarding the Bank's non-accrual loans and foreclosed properties at the dates indicated:

                                                                          THREE MONTHS ENDED

                                                          SEP 30     DEC 31     MAR 31      JUN 30     SEP 30
                                                           1995       1995       1996       1996       1996
                                                         -------    -------    -------    --------   --------
                                                                        (DOLLARS IN THOUSANDS)
 Non-accrual mortgage loans  . . . . . . . . . . . .        $ 50       $  0       $183        $ 64       $ 29
 Non-accrual consumer loans  . . . . . . . . . . . .          11         10         24          21        117
                                                            ----       ----       ----        ----       ----
 Total non-accrual loans . . . . . . . . . . . . . .        $ 61       $ 10       $207        $ 85       $146
                                                            ====       ====       ====        ====       ====

 Loans 90 days or more
   delinquent and still accruing . . . . . . . . . .          24         25         87          22         22
                                                            ----       ----       ----        ----       ----
 Total non-performing loans  . . . . . . . . . . . .        $ 85       $ 35       $294        $107       $168
                                                            ====       ====       ====        ====       ====

 Total foreclosed real estate net of
   related allowance for losses  . . . . . . . . . .          85          0          0           0         24
                                                            ----       ----       ----        ----       ----
 Total non-performing assets . . . . . . . . . . . .        $170       $ 35       $294        $107       $213
                                                            ====       ====       ====        ====       ====

 Non-performing loans to
   gross loans receivable  . . . . . . . . . . . . .        .05%       .02%       .14%        .04%       .06%
                                                            ====       ====       ====        ====       ====

 Non-performing assets to
   total assets  . . . . . . . . . . . . . . . . . .        .06%       .01%       .09%        .03%       .05%
                                                            ====       ====       ====        ====       ====

ALLOWANCE FOR LOAN LOSSES

The following table sets forth an analysis of the Bank's allowance for loan losses:

                                                         THREE MONTHS         YEAR           THREE MONTHS
                                                            ENDED             ENDED              ENDED
                                                        SEPT. 30, 1996    JUNE 30, 1996      SEPT. 30, 1995
                                                        --------------    -------------      --------------
                                                                        (DOLLARS IN THOUSANDS)
         Balance at beginning of period . . . . . . . .    $  1,234        $      953          $      953
         Additions charged to operations:
           One- to four-family  . . . . . . . . . . . .          31               172                   -
           Multi-family and commercial real estate  . .          91                80                   -
           Consumer . . . . . . . . . . . . . . . . . .          57               115                  25
                                                           ---------       -----------         -----------
                                                                179               367                  25

         Recoveries:
            One- to four-family . . . . . . . . . . . .           1                 8                   -
            Consumer  . . . . . . . . . . . . . . . . .           -                 9                   3
                                                           ---------       -----------         -----------
                                                                  1                17                   3

         Charge-offs:
            One- to four-family . . . . . . . . . . . .           -               (15)                  -
            Multi-family and commercial real estate . .           -                 -                  (7)
            Consumer  . . . . . . . . . . . . . . . . .         (40)              (88)                (21)
                                                           ---------       -----------         -----------
                                                                (40)             (103)                (28)
                                                           ---------       -----------         -----------
         Net charge-offs  . . . . . . . . . . . . . . .         (39)              (86)                (25)
                                                           ---------       -----------         -----------

         Balance at end of period . . . . . . . . . . .    $  1,374        $    1,234          $      953
                                                           =========       ===========         ===========

         Allowance for loan losses to
            non-performing loans at end
            of the period . . . . . . . . . . . . . . .      819.65%         1,153.27%           1,191.25%
                                                           =========       ===========         ===========

         Allowance for loan losses to
            total loans at end of the period  . . . . .        0.52%             0.50%               0.57%
                                                           =========       ===========         ===========


The level of allowance for loan losses at September 30, 1996, reflects the continued low level of charged off and non-performing loans. Management believes that the allowance for loan losses is adequate as of September 30, 1996.

RESULTS OF OPERATIONS - COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

GENERAL

Net income for the three months ended September 30, 1996 decreased $459,000 or 114.2% to a loss of $57,000 from net income of $402,000 for the comparable 1995 period. The net loss for the three months ended September 30, 1996 is primarily due to a one-time after-tax charge of $533,000 to recapitalize the FDIC fund which insures deposits of savings associations. Net income for the three months ended September 30, 1996 would have been $476,000 excluding the one-time FDIC special assessment. See "Recent Regulatory Developments."
Return on average equity decreased to (0.84%) for the three months ended September 30, 1996 from 6.31% for the comparable 1995 quarter. Return on average assets decreased to (.06%) for the three months ended September 30, 1996 from .59% for the comparable 1995 period.

NET INTEREST INCOME

The following table presents certain information related to average interest-earning assets and liabilities, net interest rate spread and net interest margin:

                                                            FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                       ------------------------------------------------------------------------------
                                                       1996                                 1995
                                       -------------------------------       --------------------------------------

                                                     INTEREST   AVERAGE                    INTEREST    AVERAGE
                                          AVERAGE     EARNED/   YIELD/        AVERAGE      EARNED/      YIELD
                                          BALANCE      PAID      RATE         BALANCE        PAID        RATE
                                          -------      ----      ----         -------        ----        ----
                                                               (DOLLARS IN THOUSANDS)
ASSETS:
Interest-earning assets:
  Mortgage loans  . . . . . . . . . . .  $205,762    $4,055       7.88%       $126,152    $ 2,344       7.43%
  Consumer loans  . . . . . . . . . . .    26,457       636       9.62          21,840        528       9.67
                                         --------    ------                   --------    -------
    Total loans . . . . . . . . . . . .   232,219     4,691       8.08         147,992      2,872       7.76
  Securities held-to-maturity:
    Mortgage-backed securities  . . . .    54,065       932       6.90          46,801        739       6.32
    Mortgage related securities . . . .    41,203       689       6.69          32,078        586       7.31
                                         --------    ------                   --------    -------
      Total mortgage-backed
       and related securities . . . . .    95,268     1,621       6.81          78,879      1,325       6.72
  Investment and other securities . . .     4,266        65       6.09           4,245         68       6.41
  Securities available-for-sale . . . .    35,327       601       6.80          32,828        681       8.30
  Federal Home Loan Bank stock  . . . .     5,119        87       6.80           3,462         59       6.82
                                         --------    ------                   --------    -------
    Total interest-earning assets . . .   372,199     7,065       7.59         267,406      5,005       7.49
Non-interest earning assets . . . . . .     9,315                                7,513
                                         --------                             --------
    Total assets  . . . . . . . . . . .  $381,514                             $274,919
                                         ========                             ========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
  NOW accounts  . . . . . . . . . . . .  $  2,299        10       1.74%       $  3,470         13       1.50%
  Money market deposit accounts . . . .     9,670       121       5.01           5,307         64       4.82
  Passbook accounts . . . . . . . . . .    24,109       192       3.19          24,895        186       2.99
  Certificates of deposit . . . . . . .   194,069     2,805       5.78         123,436      1,854       6.01
                                         --------    ------                   --------    -------
    Total deposits  . . . . . . . . . .   230,147     3,128       5.44         157,108      2,117       5.39
Advance payments by borrowers
  for taxes and insurance . . . . . .       4,556        31       2.72           3,991         28       2.81
Borrowings  . . . . . . . . . . . . . .   109,579     1,622       5.92          79,943      1,204       6.02
                                         --------    ------                   --------    -------
    Total interest-bearing liabilities.   344,282     4,781       5.55         241,042      3,349       5.56
Non-interest bearing deposits
  and liabilities . . . . . . . . . . .    10,050                                8,378
Shareholders' equity  . . . . . . . . .    27,182                               25,499
                                         --------                             --------
    Total liabilities and
      shareholders' equity  . . . . . .  $381,514                             $274,919
                                         ========                             ========
Net interest income/interest rate spread             $2,284       2.04%                   $1,656        1.93%
                                                     ======       =====                   ======        =====
Net earning assets/net interest margin.  $ 27,917                 2.45%       $ 26,364                  2.48%
                                         ========                 =====       ========                  =====

Net interest income before provision for losses on loans increased $628,000 or 37.9% to $2.3 million for the three months ended September 30, 1996 from $1.7 million for the comparable 1995 period. Interest income increased $2.1 million for the three months ended September 30, 1996, partially offset by an increase in interest expense of $1.4 million. The level of net interest income primarily reflects a 39.2% increase in average interest-earning assets to $372.2 million for the three months ended September 30, 1996 from $267.4 million for the comparable 1995 period, and a 5.9% increase in the excess of the Company's average interest-earning assets over average interest-bearing liabilities to $27.9 million for the three months ended September 30, 1996 from $26.4 million for the comparable 1995 period, and an increase in interest rate spread to 2.04% for the three months ended September 30, 1996 from 1.93% for the comparable 1995 period.

INTEREST INCOME

Interest income increased 41.2% to $7.1 million for the three months ended September 30, 1996 from $5.0 million for the comparable 1995 period. The increase in interest income was the result of an increase in average interest-earning assets of 39.2% to $372.2 million for the three months ended September 30, 1996 from $267.4 million for the comparable 1995 period and an increase of 10 basis points in the yield on interest-earning assets to 7.59% for the three months ended September 30, 1996 from 7.49% for the comparable 1995 period. Interest income on loans increased 63.3% to $4.7 million for the three months ended September 30, 1996 from $2.9 million for the comparable 1995 period. The increase was the result of a rise in the Company's average gross loans of 56.9% to $232.2 million for the three months ended September 30, 1996 from $148.0 million for the comparable 1995 period, and an increase in average yield to 8.08% for the three months ended September 30, 1996 from 7.76% for the comparable 1995 period. Gross loans increased primarily as a result of the Company retaining substantially all of its fixed rate loans and purchasing more loans in the secondary market. The increase in yield is attributable to the retention of longer-term fixed-rate and adjustable-rate loans and partially attributable to the higher yields paid on the multi-family and commercial components of the loan portfolio. Interest income on mortgage-backed securities increased 26.1% to $932,000 for the three months ended September 30, 1996 from $739,000 for the comparable 1995 period. The increase was primarily due to an increase in average balances to $54.1 million for the three months ended September 30, 1996 from $46.8 million for the comparable 1995 period, and an increase in average yield to 6.90% for the 1996 period from 6.32% for the 1995 period. The increase in average yield on mortgage-backed securities was primarily due to the adjustment in the adjustable rate securities portion of this portfolio which were not fully indexed when purchased and partially attributable to the higher yields paid on private-issue portion mortgage securities portfolio. Interest income on mortgage-related securities increased 17.6% to $689,000 for the three months ended September 30, 1996 from $586,000 for the comparable 1995 period. The increase was primarily due to an increase in average balances to $41.2 million for the three months ended September 30, 1996 from $32.1 million for the comparable 1996 period, offset by a decrease in average yield to 6.69% for the three months ended September 30, 1996 from 7.31% for the comparable 1995 period. The decrease in average yield on mortgage-related securities was primarily due to the downward adjustment in rate on the adjustable rate securities of this portfolio and purchase of fixed rate mortgage-related securities at lower interest rates. Interest income on investment securities and securities available-for-sale decreased 11.1% to $666,000 for the three months ended September 30, 1996 from $749,000 for the comparable 1995 period. The decrease was primarily due to a decrease in average yield to 6.73% for the three months ended September 30, 1996 from 8.08% for the comparable 1995 period, partially offset by an increase in average balances to $39.6 million for the three months ended September 30, 1996 from $37.1 million for the comparable 1995 period. The lower average yield was primarily attributable to the additional balances of securities available-for-sale invested at lower interest rates and the lower interest rate environment that existed during the 1996 period.

INTEREST EXPENSE

Interest expense increased 42.8% to $4.8 million for the three months ended September 30, 1996 from $3.3 million for the comparable 1995 period. The increase was the result of a 42.8% increase in the average amount of interest-bearing liabilities to $344.3 million for the three months ended September 30, 1996 compared to $241.0 million for the comparable 1995 period, offset by a decrease in the average rate paid on interest-bearing liabilities to 5.55% for the 1996 period from 5.56% for the 1995 period. The increased balances of borrowings at lower average interest rates, partially offset by higher average rates paid on certificates of deposit (including brokered deposits), NOW accounts, money market deposits and passbook deposits, was the primary reason for the decrease in the average rate paid on the interest-bearing liabilities for the three months ended September 30, 1996 as compared to the comparable 1995 period. Interest expense on deposits increased 47.8% to $3.1 million for the three months ended September 30, 1996 from $2.1 million for the comparable 1995 period. The increase was the result of an increase in average balances of 46.5% to $230.1 million for the three months ended September 30, 1996 from $157.1 million for the comparable 1995 period, and an increase in the average rate paid to 5.44% for the 1996 period from 5.39% for the 1995 period. The increase in deposits was primarily due to an increase of 57.2% in certificates of deposit to $194.1 million for the three months ended September 30, 1996 from $123.4 million for the comparable 1995 period, offset by a decrease in the average rate paid to 5.78% for the 1996 period from 6.01% for the 1995 period. Money market deposit accounts increased 82.2% to $9.7 million for the three months ended September 30, 1996 from $5.3 million for the comparable 1995 period, and the average rate paid increased to 5.01% for the 1996 period from 4.82% for the 1995 period. Passbook accounts decreased 3.2% to $24.1 million for the three months ended September 30, 1996 from $24.9 million for the comparable 1995 period, offset by an increase in average rate paid to 3.19% for the 1996 period from 2.99% for the 1995 period. These increases were partially offset by a decline of 33.7% in NOW accounts to $2.3 million for the three months ended September 30, 1996 from $3.5 million for the comparable 1995 period. The decline in NOW accounts was primarily the result of transferring $3.0 million of interest-bearing NOW accounts to non-interest bearing demand deposit type accounts during fiscal 1996. The Company's increase in certificates of deposit was the result of aggressive marketing and pricing and the use of brokered certificates of deposit. Of the $194.1 million in the average balance of certificates of deposit for the three months ended September 30, 1996, $78.6 million or 40.5% represented brokered certificates of deposit compared to $26.4 million or 33.0% for the three months ended September 30, 1995. The average rate paid on brokered certificates of deposit decreased to 5.75% for the three months ended September 30, 1996 from 6.01% for the comparable 1995 period. Interest on borrowings (FHLB advances and reverse repurchase agreements) increased 34.6% to $1.6 million for the months ended September 30, 1996 from $1.2 million for the comparable 1995 period. The increase was primarily due to growth in average balance of FHLB advances and reverse repurchase agreements of 37.1% to $109.6 million for the three months ended September 30, 1996 from $79.9 million for the comparable 1995 period, offset by a decrease in the average rate paid to 5.92% for the 1996 period from 6.02% for the 1995 period.

PROVISION FOR LOSSES ON LOANS

The provision for losses on loans increased 636.0% to $184,000 for the three months ended September 30, 1996 from $25,000 for the comparable 1995 period. The level of allowance for losses on loans generally is determined by the Bank's historical loan loss experience, the condition and composition of the Bank's loan portfolio, and existing and anticipated general economic conditions. Management anticipates that as the Company's volume of multi-family and commercial/non-residential real estate lending activity continues to increase, the Company will need to build a higher level of allowance for loan losses established through a provision for loan losses. Based on management's evaluation of the loan portfolio and the increase in gross loans during the three months ended September 30, 1996, the allowance for losses on loans increased 44.2% to $1.4 million at September 30, 1996 compared to $953,000 at September 30, 1995. This increase was primarily the result of the increase in multi-family, multi-family construction, home equity and commercial real estate loan portfolios which carry a greater degree of credit risk as compared to one-to-four family mortgage lending. The ratio of allowance for loan losses to gross loans decreased to 0.52% at September 30, 1996 from 0.57% at September 30, 1995, reflecting the continued low level of loans charged off and non-performing loans. The amount of non-performing loans at September 30, 1996 was $189,000 or 0.06% of gross loans compared to $107,000 or 0.04% of gross loans at June 30, 1996 and $85,000 or 0.05% of gross loans at September 30, 1995.

NON-INTEREST INCOME

Non-interest income increased 2.6% to $238,000 for the three months ended September 30, 1996 from $232,000 for the comparable 1995 period. Service charges on loans increased $6,000 to $34,000 for the three months ended September 30, 1996 from $28,000 for the comparable 1995 period, primarily reflecting the increased loan portfolio and loan volume. Service charges on deposit accounts increased $9,000 to $129,000 for the three months ended September 30, 1996 from $120,000, primarily due to normal deposit pricing increases. Gains on the sales of investments and mortgage-backed and related securities increased $3,000 to $7,000 for the three months ended September 30, 1996 from $4,000 for the comparable 1995 period. Other non-interest income increased $9,000 to $17,000 for the three months ended September 30, 1996 from $8,000 for the comparable 1995 period. Increases in non-interest income were partially offset by decreases in insurance commissions $14,000 to $21,000 for the three months ended September 30, 1996 from $35,000 for the comparable 1995 period, due to the sale of property and casualty policies of the Company's insurance subsidiary during fiscal 1996. Also offsetting the increase in non-interest income was a decrease in loan servicing fees and gains on the sale of loans primarily due to decreases in the Company's sold loan serviced portfolio and sales of loans to the secondary market.

NON-INTEREST EXPENSE

Non-interest expense increased 96.4% to $2.4 million for the three months ended September 30, 1996 from $1.2 million for the comparable 1995 period. The increase was primarily due to an increase in FDIC deposit insurance premiums of $938,000 to $1,015,000 for the three months ended September 30, 1996 from $77,000 for the comparable 1995 period. The increase in FDIC deposit insurance premiums was primarily a result of an industry-wide special assessment accrual of $877,000 for an amount to recapitalize the SAIF fund during the 1996 period. Compensation and benefits expense increased $183,000 to $874,000 for the three months ended September 30, 1996 from $691,000 for the comparable 1995 period, which primarily relates to higher salary, loan commissions and incentive compensation. Occupancy and equipment expense increased $38,000 to $238,000 for the three months ended September 30, 1996 from $200,000 for the comparable 1995 period, due to additional bank equipment purchases. Other non-interest expense increased $53,000 to $251,000 for the three months ended September 30, 1996 from $198,000 for the comparable 1995 period, due to increases in loan, printing, office supplies, organization dues, legal and other miscellaneous expenses. The increases in non-interest expense were offset by a decrease in marketing expense of $21,000 to $48,000 for the three months ended September 30, 1996 from $69,000 for the comparable 1995 period.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         From time to time the Company and the Bank are parties to legal proceedings arising out of its lending activities and other operations. However, there are no pending legal proceedings of which the Company or the Bank is a party which, if determined adversely to the Company or the Bank, would have a material adverse effect on the consolidated financial position of the Company.


ITEM 2.  CHANGES IN SECURITIES

         Not applicable.


ITEM 3.  DEFAULT UPON SENIOR SECURITIES

         Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Shareholders of the Company was held on October 24, 1996. There were 1,442,950 shares of Common Stock of the Company entitled to vote at the Annual Meeting, and 1,326,774 shares present at the meeting by holders thereof in person or by proxy, which constituted a quorum. The following is a summary of the results of the votes:

                                                                                Number of Votes
                                                                              For         Withheld
                                                                              ---         --------
         Nominees for Director for Three-Year Term Expiring in 1999

                 Floyd D. Brink . . . . . . . . . . . . . . . . . . . .     1,161,101     165,673
                 Donald A. Zellmer  . . . . . . . . . . . . . . . . . .     1,160,326     166,448

         Ratification of KPMG Peat Marwick LLP                                For         Against      Abstain
           as independent auditors for                                        ---         -------      -------
           fiscal year ending June 30, 1997 . . . . . . . . . . . . . .     1,289,640      19,280       17,854


ITEM 5.  OTHER INFORMATION

         Not applicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         No reports on Form 8-K were filed during the quarter for which this report was filed. There are no exhibits to this report other than the Financial Data Schedule attached hereto as Exhibit 27. See Note 2 to the unaudited Consolidated Financial Statements for the information required for Exhibit 11 - Computation of Earnings Per Share.

 *   *   *   *   *   *   *   *   *   *   *   *   *   *   *   *   *   *   *   *

                                   SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             Hallmark Capital Corp.
                                  (Registrant)



Date:  November 5, 1996           /s/  James D. Smessaert
                                  ----------------------------------
                                  James D. Smessaert
                                  Chairman of the Board
                                  Chief Executive Officer



Date:  November 5, 1996           /s/  Arthur E. Thompson
                                  ----------------------------------
                                  Arthur E. Thompson
                                  Chief Financial Officer

                                 EXHIBIT INDEX





         Exhibit No.                    Description
         -----------                    -----------
               27               Financial Data Schedule, which is submitted
                                electronically to the Securities and Exchange
                                Commission for information only and not filed.