Form 10-Q
period 1996-12-31
HALLMARK CAPITAL CORP
filed 1997-02-06
CIK 910522

                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


  For Quarter Ended December 31, 1996             Commission File Number 0-22224


-------------------------------------------------------------------------------
                             HALLMARK CAPITAL CORP.

           (Exact name of registrant as specified in its charter)


        Wisconsin                                    39-1762467
 (State of Incorporation)                  (I.R.S. Employer Identification No.)


       7401 West Greenfield Avenue
        West Allis, Wisconsin                     53214
 (Address of principal executive offices)       (Zip Code)


               Registrant's telephone number:  (414) 317-7100



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.



                 (1)  Yes [X]  No [ ]

                 (2)  Yes [X]  No [ ]



The number of shares outstanding of the issuer's common stock, par value $1.00 per share, was 1,422,950 at February 5, 1997, the latest possible date.

                     HALLMARK CAPITAL CORP. AND SUBSIDIARY
                                   FORM 10-Q




Part I.   Financial Information
          ---------------------

          Item 1.      Financial Statements (unaudited):


                       Consolidated Statements of Financial Condition
                        as of December 31, 1996 (unaudited) and June 30, 1996 ............    3

                       Consolidated Statements of Income for the Three and Six Months
                        ended December 31, 1996 and 1995 (unaudited) .....................    4

                       Consolidated Statements of Shareholders' Equity
                        for the Six Months Ended December 31, 1996 and 1995 (unaudited) ..    5

                       Consolidated Statements of Cash Flows for the Six Months
                        ended December 31, 1996 and 1995 (unaudited) .....................    6

                       Notes to Consolidated Financial Statements (unaudited) ............    8


          Item 2.      Management's Discussion and Analysis of Financial Condition
                        and Results of Operations ........................................   13


Part II.  Other Information
          -----------------

          Item 1.      Legal Proceedings .................................................   30

          Item 2.      Changes in Securities .............................................   30

          Item 3.      Default Upon Senior Securities ....................................   30

          Item 4.      Submission of Matters to a Vote of Security Holders ...............   30

          Item 5.      Other Information .................................................   30

          Item 6.      Exhibits and Reports on Form 8-K ..................................   31

                       Signature Page ....................................................   33

                    HALLMARK CAPITAL CORP. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                (In thousands)



                                                                  DECEMBER 31,  JUNE 30,
                                                                      1996        1996
                                                                  ------------  --------
ASSETS                                                            (Unaudited)

Cash and non-interest bearing deposits .........................      $  1,877  $  2,136
Interest-bearing deposits ......................................         4,136     2,689
                                                                  ------------  --------
Cash and cash equivalents ......................................         6,013     4,825

Securities available-for-sale (at fair value):
 Investment securities .........................................        18,945    19,358
 Mortgage-backed and related securities ........................        13,916    17,926
Securities held-to-maturity:
 Investment securities (fair value - $780 at December 31, 1996;
  $978 at June 30, 1996) .......................................           780       978
 Mortgage-backed and related securities (fair value -
  $91,170 at December 31, 1996; $97,239 at June 30, 1996) ......        90,825    97,332
Loans receivable, net ..........................................       254,964   224,807
Investment in Federal Home Loan Bank stock, at cost ............         5,229     5,119
Foreclosed properties, net .....................................            18         -
Office properties and equipment ................................         2,945     2,939
Prepaid expenses and other assets ..............................         3,173     3,873
                                                                  ------------  --------
     Total assets ..............................................      $396,808  $377,157
                                                                  ============  ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
 Deposits ......................................................      $260,482  $229,675
 Notes payable to Federal Home Loan Bank .......................       104,586   102,386
 Securities sold under agreements to repurchase ................             -    11,568
 Advance payments by borrowers for taxes and insurance .........           618     3,554
 Accrued interest on deposit accounts and other borrowings .....         1,620     1,523
 Accrued expenses and other liabilities ........................         1,428     1,440
                                                                  ------------  --------
     Total liabilities .........................................      $368,734  $350,146

Shareholders' Equity:
 Preferred stock, $1.00 par value; authorized 2,000,000 shares;
  none outstanding .............................................             -         -
 Common stock, $1.00 par value; authorized 6,000,000 shares;
  issued 1,581,250 shares; outstanding 1,442,950 shares ........         1,581     1,581
 Additional paid-in capital ....................................        10,525    10,465
 Unearned ESOP compensation ....................................          (686)     (740)
 Unearned restricted stock award ...............................          (250)     (334)
 Net unrealized depreciation on securities available for sale ..          (246)     (595)
 Treasury stock, at cost:  138,300 shares ......................        (1,592)   (1,592)
 Retained earnings, substantially restricted ...................        18,742    18,226
                                                                  ------------  --------
     Total shareholders' equity ................................      $ 28,074  $ 27,011
                                                                  ------------  --------
     Total liabilities and shareholders' equity ................      $396,808  $377,157
                                                                  ============  ========



     See accompanying Notes to Consolidated Financial Statements

                    HALLMARK CAPITAL CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF INCOME
                  (In thousands, except for per share data)
                                 (Unaudited)




                                                               Three Months Ended      Six Months Ended
                                                                1996        1995        1996       1995
                                                                ----        ----        ----       ----
INTEREST INCOME:
  Loans receivable..........................................    $ 5,021    $ 3,211    $ 9,712     $ 6,083
  Securities and interest-bearing deposits..................      1,855      1,905      3,778       3,494
  Mortgage-backed and related securities....................        458        412        909         956
                                                                  ------     ------    ------      -------
   Total interest income....................................      7,334      5,528     14,399      10,533

INTEREST EXPENSE:
  Deposits..................................................      3,427      2,474      6,555       4,591
  Advance payments by borrowers for taxes and insurance.....         36         31         67          59
  Notes payable and other borrowings........................      1,533      1,248      3,155       2,452
                                                                 ------     ------     ------     -------
   Total interest expense...................................      4,996      3,753      9,777       7,102
                                                                 ------     ------     ------     -------
Net interest income.........................................      2,338      1,775      4,622       3,431
Provision for losses on loans...............................        170         99        354         124
                                                                 ------     ------     ------     -------
Net interest income after provision for losses on loans.....      2,168      1,676      4,268       3,307

NON-INTEREST INCOME:
  Service charges on loans..................................         45         35         79          63
  Service charges on deposit accounts.......................        127        134        256         254
  Loan servicing fees, net..................................         22         27         44          55
  Insurance commissions.....................................         27         36         48          71
  Gain on sale of securities and
   mortgage-backed and related securities, net..............          -         39          7          43
  Gain on sale of loans.....................................          5         42         13          51
  Other income..............................................         13         38         30          46
                                                                 ------     ------     ------     -------
   Total non-interest income................................        239        351        477         583

NON-INTEREST EXPENSE:
  Compensation and benefits.................................        888        756      1,762       1,447
  Marketing.................................................        102         88        150         157
  Occupancy and equipment...................................        207        184        445         384
  Deposit insurance premiums................................        (11)        90      1,004         167
  Other non-interest expense................................        327        268        578         466
                                                                 ------     ------     ------     -------
   Total non-interest expense...............................      1,513      1,386      3,939       2,621
                                                                 ------     ------     ------     -------
Income before income taxes..................................        894        641        806       1,269
Income taxes................................................        321        220        290         446
                                                                 ------     ------     ------     -------
  Net income................................................    $   573    $   421    $   516     $   823
                                                                 ======     ======     ======     =======
  Earnings per share........................................    $  0.40    $  0.30    $  0.36     $  0.59
                                                                 ======     ======     ======     =======

   See accompanying Notes to Consolidated Financial Statements (unaudited)

                     HALLMARK CAPITAL CORP. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)
                                  (UNAUDITED)




                                                   Additional    Unearned     Unearned   Unrealized
                                           Common   Paid-In        ESOP      Restricted    Gains     Treasury  Retained
                                           Stock    Capital    Compensation    Stock      (Losses)    Stock    Earnings   Total
                                           ------  ----------  ------------  ----------  ----------  --------  --------  -------
SIX MONTHS ENDED DECEMBER 31, 1996
-----------------------------------------
Balance at June 30, 1996 ................. $1,581     $10,465         ($740)      ($334)      ($595)  ($1,592)  $18,226  $27,011

Net loss .................................      -           -             -           -           -         -       516      516

Amortization of unearned ESOP and
 restricted stock award compensation .....      -          60            54          84           -         -         -      198

Unrealized appreciation on securities
 available for sale, net of tax benefit ..      -           -             -           -         349         -         -      349
                                           ------  ----------  ------------  ----------  ----------  --------  --------  -------
Balance at December 31, 1996 ............. $1,581     $10,525         ($686)      ($250)      ($246)  ($1,592)  $18,742  $28,074
                                           ======  ==========  ============  ==========  ==========  ========  ========  =======


SIX MONTHS ENDED DECEMBER 31, 1995
----------------------------------
Balance at June 30, 1995 ................  $1,581     $10,360         ($861)      ($502)       ($74)  ($1,592)  $16,348  $25,260

Net income ..............................       -           -             -           -           -         -       823      823

Amortization of unearned ESOP and
 restricted stock award compensation .....      -          48            50          84           -         -         -      182

Unrealized appreciation on securities
 available for sale, net of tax benefit ..      -           -             -           -          89         -         -       89
                                           ------  ----------  ------------  ----------  ----------  --------  --------  -------
Balance at December 31, 1995 ............  $1,581     $10,408         ($811)      ($418)       ($15)  ($1,592)  $17,171  $26,354
                                           ======  ==========  ============  ==========  ==========  ========  ========  =======




    See accompanying Notes to Consolidated Financial Statements (unaudited)

                     HALLMARK CAPITAL CORP. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                 SIX MONTHS ENDED
                                                                                   DECEMBER 31,
                                                                                ------------------
                                                                                  1996      1995
                                                                                --------  --------
                                                                                 (IN THOUSANDS)
OPERATING ACTIVITIES
Net income...................................................................  $    516  $    823
Adjustments to reconcile net income to cash
provided by (used in) operating activities:
 Provision for losses on loans...............................................       354       124
 Provision for depreciation and amortization.................................       129        94
 Deferred income taxes.......................................................         -       (50)
 Net gain on sales of investments and
  mortgage-backed and related securities.....................................        (7)      (43)
 Net gain on sale of loans...................................................       (13)      (51)
 Amortization of unearned ESOP and restricted stock awards...................       198       182
 Loans originated for sale...................................................      (922)   (8,771)
 Sales of loans originated for sale..........................................       922     2,545
 (Increase) decrease in prepaid expenses and other assets....................       473      (459)
 Other adjustments...........................................................       111       896
                                                                                --------  --------
 Net cash provided by (used in) operating activities.........................     1,761    (4,710)
                                                                                --------  --------

INVESTING ACTIVITIES
Proceeds from sale of securities available-for-sale..........................     1,454    22,455
Proceeds from the maturity of securities available-for-sale..................       500         -
Purchases of securities available-for-sale...................................    (1,219)  (20,767)
Purchases of investment securities held-to-maturity..........................         -      (483)
Proceeds from maturities of investment securities held-to-maturity...........       198        95
Purchases of mortgage-backed and related securities..........................         -   (42,745)
Proceeds from sale of mortgage-backed and related securities.................       435         -
Principal collected on mortgage-backed and related securities................    10,323    11,076
Net change in loans receivable...............................................   (30,522)  (17,655)
Proceeds from sales of foreclosed properties.................................         -       150
Purchase of Federal Home Loan Bank stock.....................................      (110)     (700)
Purchases of office properties and equipment, net............................      (135)     (126)
                                                                               --------  --------
Net cash used in investing activities........................................   (19,076)  (48,700)
                                                                               --------  --------
FINANCING ACTIVITIES
Net increase in deposits.....................................................    30,807    54,708
Proceeds from long-term notes payable to Federal Home Loan Bank..............    15,000         -
Net increase (decrease) in short-term notes payable to Federal Home Loan Bank   (10,800)      300
Repayment of long-term notes payable to Federal Home Loan Bank...............    (2,000)        -
Net increase (decrease) in securities sold under agreements to repurchase....   (11,568)      277
Net decrease in advance payments by borrowers for taxes and insurance........    (2,936)   (2,970)
                                                                               --------  --------
Net cash provided by financing activities....................................    18,503    52,315
                                                                               --------  --------
Increase (decrease) in cash and cash equivalents.............................     1,188    (1,095)
Cash and cash equivalents at beginning of period.............................     4,825     6,820
                                                                               --------  --------
Cash and cash equivalents at end of period...................................  $  6,013  $  5,725
                                                                               ========  ========



    See accompanying Notes to Consolidated Financial Statements (unaudited)

                     HALLMARK CAPITAL CORP. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                SIX MONTHS ENDED
                                                                  DECEMBER 31,
                                                                -----------------
                                                                1996         1995
                                                                -----        ----
                                                                  (IN THOUSANDS)
Supplemental disclosures of cash flow information:

Interest paid (including amounts credited to deposit accounts).. $9,705  $6,817

Income taxes paid...............................................   $367    $387

Mortgage loans securitized as mortgage-backed securities........      -  $1,767

Loans transferred to foreclosed properties......................    $24    $126

Securities and mortgage-backed securities reclassified

 to securities available-for-sale...............................      -       -

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

The results of operations and other data for the three and six months ended December 31, 1996 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 1997.

The unaudited consolidated financial statements include the accounts of Hallmark Capital Corp. (the "Company") and its wholly-owned subsidiary, West Allis Savings Bank and subsidiaries (the "Bank") as of and for the three and six months ended December 31, 1996. All material intercompany accounts and transactions have been eliminated in consolidation.

(2)  EARNINGS PER SHARE

Earnings per share of common stock for the three and six months ended December 31, 1996 have been computed by dividing net income for the period by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Stock options are regarded as common stock equivalents and are therefore considered in per share calculations. Common stock equivalents are computed using the treasury stock method. The computation of earnings per share is as follows:


 For the Three Months Ended December 31, 1996          Primary   Fully Diluted
 ---------------------------------------------------  ---------  -------------

       Weighted average common shares outstanding ..  1,442,950      1,442,950
       Ungranted restricted stock ..................     (9,231)        (9,231)
       Uncommitted ESOP shares .....................    (87,496)       (87,496)
       Common stock equivalents due to
        dilutive effect of stock options ...........     83,451         85,295
                                                      ---------  -------------

       Total weighted average common shares
        and equivalents outstanding ................  1,429,674      1,431,518
                                                      =========  =============
       Net income for period .......................   $573,000       $573,000
       Earnings per share ..........................      $0.40          $0.40
                                                      =========  =============

 For the Six Months Ended December 31, 1996
 ---------------------------------------------------

       Weighted average common shares outstanding ..  1,442,950      1,442,950
       Ungranted restricted stock ..................     (9,231)        (9,231)
       Uncommitted ESOP shares .....................    (87,496)       (87,496)
       Common stock equivalents due to
        dilutive effect of stock options ...........     78,762         85,295
                                                      ---------  -------------

       Total weighted average common shares
        and equivalents outstanding ................  1,424,985      1,431,518
                                                      =========  =============
       Net income for period .......................   $516,000       $516,000
       Earnings per share ..........................      $0.36          $0.36
                                                      =========  =============

(3)  REGULATORY CAPITAL ANALYSIS

Under the Federal Deposit Insurance Corporation ("FDIC") capital regulations, the Bank is required to meet the following capital standards: (1) "Tier 1 capital" in an amount not less than 3% of total assets; (2) "Tier 1 leverage capital" in an amount not less than 4% of risk-weighted assets; and (3) "total capital" in an amount not less than 8% of risk-weighted assets. Tier 1 capital is defined to include the Bank's common shareholders' equity. Total capital is defined to include Tier 1 capital plus the allowance for loan losses. The risk-based capital requirements presently address credit risk related to both recorded assets and off-balance sheet commitments and obligations. Risk-weighted assets, for regulatory measurement purposes, at December 31, 1996, totaled $219,638,000.


The Bank's regulatory capital as of December 31, 1996 was as follows (dollars in thousands):


                                                        Tier 1    Total
                                                       Capital  Capital
                                                       -------  -------
        Total consolidated shareholders' equity .....  $28,074  $28,074
        Less Holding Company shareholders' equity
         not available for bank regulatory capital ..   (3,687)  (3,687)
        Loan loss allowances ........................        -    1,520
        Net unrealized depreciation on
         available-for-sale debt securities .........      234      234
                                                       -------  -------
         Regulatory capital .........................  $24,621  $26,141
                                                       =======  =======



The following table summarizes the Bank's capital amounts and capital ratios, and the capital ratios required by the FDIC at December 31, 1996 on a fully-phased-in basis (dollars in thousands):


                            Actual   Required           Actual  Required
                            Amount    Amount   Excess   Ratio    Ratio    Excess
                            -------  --------  -------  ------  --------  ------
Tier 1 capital leverage ..  $24,621   $11,905  $12,716   6.20%     3.00%   3.20%
Tier 1 capital ...........   24,621     8,786   15,835  11.21%     4.00%   7.21%
Total capital ............   26,141    17,571    8,570  11.90%     8.00%   3.90%



As a state-chartered stock savings bank, the Bank is also subject to the minimum regulatory capital requirements of the State of Wisconsin. At December 31, 1996, on a fully-phased-in basis of 6.0%, the Bank had actual capital of $25,907,000 with a required amount of $23,926,000.

(4)  LOANS RECEIVABLE

Loans receivable are summarized as follows:

                                              DECEMBER 31,          JUNE 30,
                                                 1996                1996
                                             -----------         ------------
                                                     (IN THOUSANDS)

                                                                                  Increase
                                            Amount   Percent    Amount  Percent  (Decrease)
                                          --------  --------  --------  -------  ----------
Real estate mortgage loans:
 Residential one-to-four family ........  $168,754     61.8%  $153,689    61.8%     $15,065
 Residential multi-family ..............    23,649      8.7%    19,788     8.0%       3,861
 Commercial real estate ................     9,274      3.4%     5,488     2.2%       3,786
 Residential construction ..............    33,995     12.5%    37,016    14.9%      (3,021)
 Other construction and land ...........     8,165      3.0%     6,491     2.6%       1,674
                                          --------  --------  --------  -------  ----------
    Total real estate mortgage loans ...   243,837     89.4%   222,472    89.5%      21,365

Consumer-related loans:
 Home equity ...........................    22,286      8.2%    19,349     7.8%       2,937
 Automobile ............................     1,492      0.5%     1,774     0.7%        (282)
 Credit card ...........................     2,953      1.1%     2,585     1.0%         368
 Other consumer loans ..................     2,184      0.8%     2,372     1.0%        (188)
                                          --------  --------  --------  -------  ----------
    Total consumer-related loans .......    28,915     10.6%    26,080    10.5%       2,835
                                          --------  --------  --------  -------  ----------
    Gross loans ........................   272,752    100.0%   248,552   100.0%     $24,200

Accrued interest receivable ............     1,541               1,287

Less:
 Undisbursed portion of loan proceeds ..   (17,703)            (23,770)
 Deferred loan fees ....................       (95)                (18)
 Unearned interest .....................       (11)                (10)
 Allowances for loan losses ............    (1,520)             (1,234)
                                          --------            --------
                                          $254,964            $224,807
                                          ========            ========

(5)  MORTGAGE-BACKED AND RELATED SECURITIES

The following is a summary of held-to-maturity mortgage-backed and related securities by issuer.


                                                                      GROSS        GROSS     ESTIMATED
                                                       AMORTIZED   UNREALIZED   UNREALIZED     FAIR
                                                         COST         GAINS       LOSSES       VALUE
                                                      -----------  -----------  -----------  ---------
At December 31, 1996:                                               (DOLLARS IN THOUSANDS)
 Mortgage-backed securities:
  Federal Home Loan Mortgage Corporation (FHLMC) ...      $ 5,034         $ 77         $ 15    $ 5,096
  Federal National Mortgage Association (FNMA) .....       17,269          258           64     17,463
  Government National Mortgage Association (GNMA) ..          973           40            -      1,013
  Private issuers ..................................       26,965           23           59     26,929
                                                      -----------  -----------  -----------  ---------
                                                          $50,241         $398         $138    $50,501
                                                      -----------  -----------  -----------  ---------
 Collateralized mortgage obligations:
  FHLMC ............................................      $14,226         $296         $ 55    $14,467
  FNMA .............................................       18,803          104          243     18,664
  Private issuers ..................................        7,555           44           61      7,538
                                                      -----------  -----------  -----------  ---------
                                                          $40,584         $444         $359    $40,669
                                                      -----------  -----------  -----------  ---------
   Total mortgage-backed and related securities ....      $90,825         $842         $497    $91,170
                                                      ===========  ===========  ===========  =========

At June 30, 1996:
 Mortgage-backed securities:
  FHLMC ............................................      $ 6,484         $ 70         $ 45    $ 6,509
  FNMA .............................................       19,127          180          150     19,157
  GNMA .............................................        1,379           54            -      1,433
  Private issuers ..................................       28,801            1          278     28,524
                                                      -----------  -----------  -----------  ---------
                                                          $55,791         $305         $473    $55,623
                                                      -----------  -----------  -----------  ---------
 Collateralized mortgage obligations:
  FHLMC ............................................      $14,222         $358         $ 40    $14,540
  FNMA .............................................       19,332          111          273     19,170
  Private issuers ..................................        7,987            5           86      7,906
                                                      -----------  -----------  -----------  ---------
                                                          $41,541         $474         $399    $41,616
                                                      -----------  -----------  -----------  ---------
   Total mortgage-backed and related securities ....      $97,332         $779         $872    $97,239
                                                      ===========  ===========  ===========  =========



The following is a summary of held-to-maturity mortgage-backed and related securities.


 At December 31, 1996:
  Held-To-Maturity:
   Mortgage-backed securities:
    Adjustable-rate ...................  $44,636        $344      $61  $44,919
    Fixed-rate ........................    5,605          54       77    5,582

   Collateralized mortgage obligations:
    Adjustable-rate ...................  $31,225        $391     $310  $31,306
    Fixed-rate ........................    9,359          53       49    9,363
                                         ------       -------    ----  -------
                                         $90,825        $842     $497  $91,170
                                         =======        ====    =====  =======
 At June 30, 1996:
  Held-To-Maturity:
   Mortgage-backed securities:
    Adjustable-rate ...................  $49,256        $234     $315  $49,175
    Fixed-rate ........................    6,534          72      158    6,448

   Collateralized mortgage obligations:
    Adjustable-rate ...................  $31,349        $464     $284  $31,529
    Fixed-rate ........................   10,193           9      115   10,087
                                         -------        ----  -------  -------
                                         $97,332        $779     $872  $97,239
                                         =======        ====     ====  =======

(6)  NOTES PAYABLE AND OTHER BORROWINGS

Notes payable and other borrowings are summarized as follows (dollars in thousands):


                                       DECEMBER 31, 1996          JUNE 30, 1996
                                      --------------------      ------------------
                                                 WEIGHTED                 WEIGHTED
                                                  AVERAGE                 AVERAGE
                            MATURITY   AMOUNT      RATE          AMOUNT     RATE
                            --------  ---------  ---------      --------  --------
 Advances from
  Federal Home Loan Bank     1996      $      -       -         $ 23,200      5.77%
                             1997        44,500    5.64%          27,100      5.79
                             1998        21,000    5.44           20,000      5.44
                             1999        16,000    6.65           18,000      6.06
                             2000        12,016    6.47            8,016      6.53
                             2001         3,000    5.91            3,000      5.91
                             2002         5,000    6.43                -         -
                             2003         3,070    5.60            3,070      5.60
                                      ---------                 --------
                                       $104,586    5.90%        $102,386     5.82%
                                      =========    ====         ========  ========
 Securities sold under
  agreements to repurchase   1996      $      0    0.00%        $ 11,568     5.61%
                                      =========                 ========



FHLB advances totaled $104.6 million or 100.0% and $102.4 million or 89.8% of total borrowings at December 31, 1996 and June 30, 1996, respectively. The Company is required to maintain as collateral unencumbered one-to-four family mortgage loans in its portfolio such that the outstanding balance of FHLB advances does not exceed 60% of the book value of this collateral. The Company had delivered mortgage-backed securities with a carrying value of $21,207,000 and $23,600,000 at December 31, 1996 and June 30, 1996, respectively. In addition, all FHLB advances are collateralized by all Federal Home Loan Bank stock and are subject to prepayment penalties. The Company's unused advance line with the Federal Home Loan Bank was $14.4 million at December 31, 1996.

The Company enters into sales of mortgage-backed securities with agreements to repurchase identical securities (reverse repurchase agreements) and substantially identical securities (dollar reverse repurchase agreements). These transactions are treated as financings with the obligations to repurchase securities reflected as a liability. The dollar amount of securities underlying the agreements remains in the asset accounts. The securities underlying the agreements are delivered to the counterparty's account. Liabilities recorded under agreements to repurchase identical and substantially identical securities were $0 and $11,568,000 at December 31, 1996 and June 30, 1996, respectively. The reverse repurchase agreements had a weighted average underlying coupon interest rate of 5.61% at June 30, 1996, and matured within 30 days of the date indicated. The agreements were collateralized by mortgage-backed certificates with a carrying value and market value of $11,841,000 and $12,115,000, respectively, at June 30, 1996.

                     HALLMARK CAPITAL CORP. AND SUBSIDIARY
     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD-LOOKING STATEMENTS

When used in this Quarterly Report on Form 10-Q or future filings with the Securities and Exchange Commission, in annual reports or press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, various words or phrases are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include words and phrases such as: "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions and various other statements indicated herein with an asterisk after such statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors could affect the Company's financial performance and could cause actual results for future periods to differ materially from those anticipated or projected. Such factors include, but are not limited to: (i) general market rates, (ii) general economic conditions, (iii) legislative/regulatory changes, (iv) monetary and fiscal policies of the U.S. Treasury and Federal Reserve, (v) changes in the quality or composition of the Company's loan and investment portfolios, (vi) demand for loan products, (vii) deposit flows, (viii) competition, (ix) demand for financial services in the Company's markets, and (x) changes in accounting principles, policies or guidelines.

The Company does not undertake and specifically disclaims any obligation to update any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

GENERAL

Hallmark Capital Corp. (the "Company") is the holding company for West Allis Savings Bank (the "Bank"), a Wisconsin state-chartered savings bank. The Bank's principal business consists of attracting funds in the form of deposits and other borrowings and investing such funds primarily in residential real estate loans, mortgage-backed and related securities and various types of consumer loans. In order to maximize shareholder value, the Company continues to pursue a strategy of effectively utilizing the capital acquired in the Bank's conversion from mutual to stock form and the Company's initial public offering consummated in December 1993 (the "Conversion"). The Company believes that its effective utilization of capital is best achieved through the growth of the Company's business. This growth is to be achieved primarily through the expansion of the Company's asset base and diversification of the Company's portfolio into higher yielding assets.

Commencing in fiscal 1994 and continuing through 1996, the Company has taken the first step and implemented this strategy by leveraging its capital base to achieve asset growth. This leveraging strategy was designed to reach a targeted asset size for the Company established by the Board of Directors within a three-to-five year period following the Conversion while maintaining adequate capital ratios. The Company increased its asset size from $179.6 million at June 30, 1994 to $377.2 million at June 30, 1996. The Bank's principal investment focus during this three-year post-Conversion period was to originate and purchase mortgage loans (principally loans secured by one-to-four family owner-occupied homes) and purchase mortgage-backed and related securities. The asset growth was funded through significant increases in Federal Home Loan Bank ("FHLB") advances and other borrowings and increases in deposits, primarily brokered and non-brokered wholesale deposits. Pursuit of the foregoing strategy contributed to increases in the Company's net income, earnings per share, return on average equity ("ROAE") and return on average assets ("ROAA") in fiscal 1994, 1995 and 1996.

In fiscal 1997, the Company intends to implement the second phase of its strategic plan by slowing its asset growth and focusing on asset portfolio diversification. While the Company intends to continue to originate and purchase one-to-four family mortgage loans, the Company's long-term objective is to increase net income by increasing the proportion of higher yielding assets in its loan portfolio. In the event the origination and purchase of one-to-four family mortgage loans exceeds the percentage of portfolio targets under the Company's assets portfolio diversification plan, the Company may consider sales of such loans in the secondary market. The Company began to implement this strategy in the second half of fiscal 1996 by increasing the multi-family real estate, multi-family construction and commercial/nonresidential real estate components of its loan portfolio. Portfolio diversification in fiscal 1997 will include continued investments in these types of loans, both within its primary lending area, and through purchases of loans or participation interests in loans originated by other lenders within and outside of its primary lending area, including loans or participation interests in loans secured by properties located outside the state of Wisconsin. In deciding whether or not to purchase a loan or participation interest in a loan originated outside of the Company's primary lending area, management of the Company has applied, and continues to apply, underwriting guidelines which are as strict as those applicable to the origination of similar loans within its primary lending area.

The Company anticipates that during the last six months of the current fiscal year, the operations of the Bank's commercial loan division will be active in the origination of commercial loans and deposits. Kenneth Dexter, as previously announced, has joined the Bank as President of the Commercial Lending Division to oversee the startup and growth of this new division of the Bank. The Company anticipates that the focus of its commercial lending operation will be small business loans and anticipates the division should generate approximately $10.0 million to $15.0 million in commercial loans during its first year of operations.*

The Company intends to fund its asset portfolio diversification in fiscal 1997 through a combination of retail deposits, brokered deposits, borrowings, the maturity and sale of mortgage-backed and related securities, and management may consider the sale of 1-4 family mortgage loans.

Management anticipates that as the Company's volume of multi-family and commercial/nonresidential real estate lending activity continues to increase, the Company will need to build a higher level of allowance for loan losses established through a provision for loan losses.* However, the Company believes that building the higher yielding multi-family and commercial/nonresidential real estate components of its gross loan portfolio will benefit the Company longer term, and should contribute to a long-term improvement in the Company's net income and return on equity.*

RECENT REGULATORY DEVELOPMENTS

Deposits of the Bank currently are insured to applicable limits by the FDIC under the Savings Associations Insurance Fund ("SAIF"). The FDIC also insures commercial bank deposits under the Bank Insurance Fund ("BIF"). Premium levels are set in order to permit the funds to be capitalized at a level equal to 1.25% of total fund deposits. Assessment rate changes made in 1995 created a deposit insurance premium disparity between the two funds; while most BIF members were paying only a nominal $2,000 annual premium, SAIF members were paying average rates of 23.4 basis points of deposits.

On September 30, 1996, Congress passed legislation to address the deposit insurance premium disparity. The "Deposit Insurance Funds Act of 1996" (the "DIF Act"), included as part of an Omnibus Appropriations Bill, directed the FDIC to impose a special assessment on SAIF-assessable deposits at a rate that would cause the SAIF to achieve its designated reserve ratio of 1.25% of SAIF-insured deposits as of October 1, 1996. The DIF Act requires that the special assessment be applied against the SAIF-assessable deposits held by institutions as of March 31, 1995. Pursuant to a final rule issued by the FDIC on October 16, 1996, the special assessment rate was determined to be 65.7 basis points. This one-time special assessment fully capitalized the SAIF and was collected on November 27, 1996.

The amount of the assessment to the Bank was $877,000. The special assessment was recorded on September 30, 1996 and had the effect of reducing the Bank's earnings and capital by the after-tax amount of the assessment as of the date of enactment, which was $533,000 or $0.38 per share. As described below, with the recapitalization of the SAIF, it is currently anticipated that BIF and SAIF regular premiums will be comparable and FDIC premium expense is expected to therefore be reduced in future periods.*

The FDIC published a final rule on December 24, 1996, establishing a permanent base assessment schedule for the SAIF and setting assessment rates at a range of 4 to 31 basis points. The rule provides for an adjusted assessment schedule reducing these rates by 4 basis points to reflect current conditions, producing an effective SAIF assessment range of 0 to 27 basis points beginning October 1, 1996. This assessment range, which applies to all SAIF institutions other than SAIF member savings associations, is comparable to the current schedule for BIF-institutions. A special interim rate schedule ranging from 18 to 27 basis points applies to SAIF-member savings associations for the last quarter of 1996, reflecting the fact that assessments related to certain bond obligations of the Financial Corporation ("FICO"), which were issued to resolve the savings and loan crisis in the 1980's, will be included in the SAIF rates for these institutions during that period. Because the Bank is a "Sasser bank" (a bank that converted its charter from a savings association to a state savings bank charter, yet remains a SAIF member in accordance with the so-called "Sasser Amendment"), it was not assessed this interim rate and received a credit in January 1997 for its entire FDIC premium for the quarter ended December 31, 1996.

The DIF Act addresses other matters which will affect the Bank. The FICO obligations will be shared by all insured depository institutions beginning after December 31, 1996. This obligation had previously been the sole responsibility of SAIF-insured institutions and had been funded through SAIF assessments. The DIF Act eliminated the statutory link between FICO's assessments and amounts authorized to be assessed by the SAIF, effective January 1, 1997. All insured institutions will pay an annual assessment to fund interest payments on the FICO bonds. Beginning in 1997, BIF-member institutions will pay one-fifth the rate to be paid by SAIF members, for the first three years. The annual FICO assessment is 1.3 and 6.5 basis points of deposits for BIF and SAIF members, respectively. After January 1, 2000, BIF and SAIF members will share the FICO payments on a pro-rata basis, which is assessed at 2.4 basis points, until the bonds mature in 2017.

In addition, the DIF Act provides for the merger of BIF and SAIF into a single Deposit Insurance Fund. This provision will be effective January 1, 1999, assuming that no insured depository institution is a savings association on that date. This legislation contemplates that the savings association charter will be phased out over that period of time. The DIF Act also calls for the Secretary of the Treasury to undertake a study concerning the development of a common charter for all insured depository institutions and the abolition of separate and distinct charters for banks and savings associations.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds are retail and wholesale brokered deposits, proceeds from principal and interest payments on loans, principal and interest payments on mortgage-backed and related securities and FHLB-Chicago advances. Alternative funding sources are evaluated and utilized based upon factors such as interest rates, availability, maturity, administrative costs and retention capability. Although maturity and scheduled amortization of loans are predicable sources of funds, deposit flows, mortgage prepayments and prepayments on mortgage-backed and related securities are influenced significantly by general interest rates, economic conditions and competition. Mortgage loans and mortgage securities prepayments accelerated in the fiscal year ended June 30, 1994 as interest rates decreased and declined in fiscal 1995 as interest rates increased, and increased in fiscal 1996 as interest rates declined for the first half of the fiscal year before increasing in the last half of the fiscal year. Interest rates declined during the six months ended December 31, 1996.

The primary investing activity of the Company is the origination and purchase of loans and the purchase of mortgage-backed and related securities. For the six months ended December 31, 1996, the Company originated and purchased loans totaling $42.1 million and $10.5 million, respectively, as compared to the six months ended December 31, 1995 when originated and purchased loans totaled $28.7 million and $9.5 million, respectively. There were no purchases of mortgage-backed and related securities for the six months ended December 31, 1996, and $42.7 million for the six months ended December 31, 1995. There were no purchases of investment securities for the six months ended December 31, 1996 and 1995. For the six months ended December 31, 1996 and 1995, these activities were funded primarily by principal repayments on loans of $27.5 million and $18.6 million, respectively; principal repayments on mortgage-backed and related securities of $10.3 million and $11.1 million, respectively; proceeds from the sale of mortgage loans of $922,000 and $2.5 million, respectively; net increase in deposits of $30.8 million and $54.7 million, respectively; and proceeds from notes payable to the FHLB-Chicago of $15.0 million and $300,000, respectively. Purchases of securities available-for-sale totaled $1.2 million and sales were $1.5 million for the six months ended December 31, 1996, compared to purchases of $20.8 million and sales of $22.5 million for the six months ended December 31, 1995.

The Company is required to maintain minimum levels of liquid assets under the regulations of the Department of Financial Institutions, Division of Savings and Loan for state-chartered stock savings banks. Savings banks are required to maintain an average daily balance of liquid assets (including cash, certain time deposits, certain bankers acceptances, certain corporate debt securities, securities of certain mutual funds and specified United States government, state or federal agency obligations) of not less than 8.0%. The Company's liquidity ratio was 21.28% at December 31, 1996. The Company adjusts its liquidity levels to meet various funding needs and to meet its asset and liability management objectives.

The Company's most liquid assets are cash and cash equivalents, which include investments in highly-liquid, short-term investments. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. At December 31, 1996 and June 30, 1996, cash and cash equivalents were $6.0 million and $4.8 million, respectively. The increase in cash and cash equivalents for the six months ended December 31, 1996 resulted primarily from an increase in net cash provided by financing activities. The principal component of the increase in cash was a net increase in wholesale brokered and non-brokered deposits of $20.5 million.

During the six months ended December 31, 1996, the Company continued to find wholesale brokered and non-brokered deposits to be an efficient source and a cost-effective method, relative to local retail market deposits, of meeting the Bank's funding needs. In fiscal 1996, pricing of wholesale brokered deposits ranged from 20 to 40 basis points above comparable term U.S. Treasury securities. At December 31, 1996, the average rate of the wholesale brokered deposits accepted by the Company was 5.92% compared to an average rate paid for retail certificates of deposit of 5.77%. During the six months ended December 31, 1996, management believes that the costs, overhead and interest expense of achieving comparable retail deposit growth would have exceeded the costs related to the use of wholesale brokered deposits as a funding source.
However, management recognizes that the likelihood for retention of brokered certificates of deposit is more a function of the rate paid on such accounts as compared to retail deposits which may be established due to Bank location or other intangible reasons. The Company's overall cost of funds has increased in recent years due primarily to a much greater percentage of the deposits being in certificates, both wholesale brokered and retail, as opposed to passbooks, money market accounts and checking accounts. Management believes that a significant portion of its retail deposits will remain with the Company and, in the case of wholesale brokered deposits, may be replaced with similar type accounts even should the level of interest rates change.* However, in the event of a significant increase in market interest rates, the cost of obtaining replacement brokered deposits would increase as well.

The Bank's Board of Directors has set a maximum limitation of total borrowings equal to 32% of total assets. This internal limit is 3% below the allowable borrowing limit (for all borrowings including FHLB advances and reverse repurchase agreements) of 35% of total assets established by the FHLB-Chicago. At December 31, 1996, FHLB advances totaled $104.6 million or 26.3% of the Bank's total assets and there were no other borrowings. At December 31, 1996, the Bank had unused borrowing authority under the borrowing limitations established by the Board of Directors of $22.5 million and $34.4 million under the FHLB total asset limitation. The Bank intends to fund asset portfolio diversification in fiscal 1997 through modest increases in FHLB advances, and to maintain the 3% excess borrowing capacity with the FHLB as a contingent source of funds to meet liquidity needs as deemed necessary by the Board of Directors of the Bank.

Liquidity management for the Company is both an ongoing and long-term function of the Company's asset/liability management strategy. Excess funds generally are invested in short-term investments such as federal funds or overnight deposits at the FHLB-Chicago. Whenever the Company requires funds beyond its ability to generate them internally, additional sources of funds usually are available and obtainable from the wholesale brokered and non-brokered market as well as the unused credit line from the FHLB-Chicago, and funds also may be available through reverse repurchase agreements wherein the Company pledges investment, mortgage-backed or related securities. At December 31, 1996, management has negotiated the terms of an agreement to obtain a contingent backup credit facility with a major correspondent bank to replace a portion of its interest rate sensitive liabilities, such as borrowings and wholesale brokered and non-brokered deposits should such funding sources become difficult or impracticable to obtain or retain due to a changing interest rate environment. Management anticipates that the agreement will be finished during the three months ended March 31, 1997.* The Company also has a federal funds open line of credit in the amount of $5.0 million with a correspondent bank which does not require the direct pledging of any assets. In addition, the Company maintains a relatively high level of liquid assets such as investment securities and mortgage-backed and related securities available-for-sale in order to ensure sufficient sources of funds are available to meet the Company's liquidity needs.

Commitments to originate mortgage loans of $2.8 million at December 31, 1996 represent amounts which the Bank expects to fund during the quarter ending March 31, 1997. There were no commitments to sell fixed-rate mortgage loans at December 31, 1996. The Bank had unissued credit under existing home equity line-of-credit loans and credit card lines of $12.6 million and $6.4 million, respectively, as of December 31, 1996. The Bank had no commitments to purchase adjustable-rate or fixed-rate mortgage-backed and related securities as of December 31, 1996. The Company anticipates it will have sufficient funds available to meet its current loan commitments, including loan applications received and in process to the issuance of firm commitments. Certificates of deposit scheduled to mature in one year or less at December 31, 1996 totaled $133.9 million.

CHANGE IN FINANCIAL CONDITION

Total assets increased $19.7 million, or 5.2%, from $377.2 million at June 30, 1996 to $396.8 million at December 31, 1996. This increase is primarily reflected in an increase in loans receivable which was funded primarily by an increase in wholesale brokered and non-brokered deposits and decreases in securities available-for-sale and mortgage-backed and related securities.

Cash and cash equivalents increased 24.6% to $6.0 million at December 31, 1996 compared to $4.8 million at June 30, 1996. The increase is largely attributable to the decrease in securities available-for-sale and mortgage-backed and related securities.

Securities available-for-sale decreased to $32.9 million at December 31, 1996 compared to $37.3 million at June 30, 1996. Mortgage-backed and related securities held-to-maturity decreased to $90.8 million at December 31, 1996 compared to $97.3 million at June 30, 1996. The decrease in securities available-for-sale and mortgage-backed and related securities was the result of management's decision to use proceeds from the sale of such securities and principal repayments to fund growth in loans receivable.

Loans receivable increased to $255.0 million at September 30, 1996 compared to $224.8 million at June 30, 1996. The increase at December 31, 1996 compared to June 30, 1996 is primarily the result of management's decision to retain its ARM, intermediate-term (15 year) and long-term (30 year) fixed-rate loans originated and purchased for the Company's portfolio, as such loans carried higher yields than comparable mortgage-backed and related securities during the six months ended December 31, 1996. Total mortgage loans originated and purchased amounted to $52.6 million and $38.2 million for the six months ended December 30, 1996 and 1995, respectively, while sales of fixed-rate mortgage loans totaled $922,000 and $2.5 million for the six months ended December 31, 1996 and 1995, respectively.

Deposits increased $30.8 million to $260.5 million at December 31, 1996 from $229.7 million at June 30, 1996. The increase in deposits was primarily due to the Company's marketing efforts and the use of brokers to increase the certificates of deposits with the Company. Brokered certificates of deposit totaled $89.3 million at December 31, 1996, representing 34.3% of total deposits as compared to $75.3 million, or 32.8% of total deposits, at June 30, 1996. Non-brokered wholesale deposits totaled $39.2 million at December 31, 1996, representing 15.1% of total deposits as compared to $32.7 million, or 14.2% of total deposits at June 30, 1996. Deposits are the Company's primary source of externally generated funds. The level of deposits is heavily influenced by such factors as the general level of short- and long-term interest rates as well as alternative yields that investors may obtain on competing investment securities such as money market mutual funds.

FHLB-Chicago advances and other borrowings decreased to $104.6 million at December 31, 1996 compared to $114.0 million at June 30, 1996. At December 30, 1996, FHLB advances were $104.6 million or 28.4% of total liabilities compared to $102.4 million or 29.2% of total liabilities at June 30, 1996. At December 31, 1996, the Company had no funds borrowed under reverse repurchase agreements compared to $11.6 million at June 30, 1996. The Company has used FHLB-Chicago advances and securities sold under agreements to repurchase as a funding source due to attractive rates offered on advances in relation to deposit funds obtainable in the Company's local market.

ASSET/LIABILITY MANAGEMENT

The Company closely monitors interest rate risk in an attempt to manage the extent to which net interest income is significantly affected by changes in market interest rates. In managing the Company's interest rate risk during the six months ended December 31, 1996, the Company primarily utilized brokered and non-brokered wholesale certificates of deposit and, to a lesser extent, FHLB-advances to fund increases in the Company's interest-bearing assets due primarily to the attractive rates offered on wholesale certificates of deposit in relation to FHLB advances. At December 31, 1996, the Company's estimated cumulative one-year gap between assets and liabilities was a negative 3.1% of total assets as compared to 13.7% at June 30, 1996. For the six months ended December 31, 1996, the Company managed its interest rate risk to decrease the level of its one-year negative gap position by extending the maturity of the Company's liabilities, primarily wholesale brokered and non-brokered certificates of deposits and FHLB advances, while discontinuing the use of securities sold under agreements to repurchase. During periods of rising interest rates, a positive interest rate sensitivity gap would tend to positively affect net interest income, while a negative interest rate sensitivity gap would adversely affect net income. Although the opposite effect on net income would occur in periods of falling interest rates, the Company could experience substantial prepayments of its fixed rate mortgage loans and mortgage-backed and related securities, which would result in the reinvestment of such proceeds at market rates which are lower than current rates.

ASSET/LIABILITY MANAGEMENT SCHEDULE

     The following table sets forth at December 31, 1996 the amounts of interest-earning assets and interest-bearing liabilities maturing or repricing within the time periods indicated, based on the information and assumptions set forth in the notes thereto.


                                                                        AMOUNT MATURING OR REPRICING
                                                      ---------------------------------------------------------------
                                                                                   MORE THAN   MORE THAN
                                                       WITHIN    FOUR TO   ONE YEAR   THREE YEARS
                                                       THREE     TWELVE    TO THREE     TO FIVE   OVER FIVE
                                                       MONTHS    MONTHS      YEARS       YEARS      YEARS     TOTAL
                                                      --------  ---------  ---------  -----------  --------  --------
                                                                           (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS(1):
Mortgage loans(2):
     Fixed rate ....................................  $  2,715  $   7,967  $  20,089    $  18,741  $ 53,064  $102,576
     Adjustable rate ...............................    20,998     49,562     48,651        3,224         -   122,435
Consumer loans (2) .................................    12,156      5,372      8,821        2,169         -    28,518
Mortgage-backed and related securities:
     Fixed rate and securities available-for-sale ..     1,776      5,102     10,147        4,908     6,947    28,880
     Adjustable rate ...............................    52,519     23,342          -            -         -    75,861
Investment securities and
 securities available-for-sale .....................     9,615        725      1,900       15,017     1,833    29,090
                                                      --------  ---------  ---------  -----------  --------  --------
     Total interest-earning assets .................  $ 99,779  $  92,070  $  89,608    $  44,059  $ 61,844  $387,360
                                                      ========  =========  =========  ===========  ========  ========
INTEREST-BEARING LIABILITIES:
Deposits(3):
     NOW accounts ..................................  $    184  $     553  $     878    $     430  $    413  $  2,458
     Money market deposit accounts .................     2,430      7,291      5,444          871       166    16,202
     Passbook savings accounts .....................     1,684      5,051      8,015        3,927     3,774    22,451
     Certificates of deposit .......................    60,865     73,026     73,613        3,912       122   211,538
     Escrow deposits ...............................         -        618          -            -         -       618
Borrowings(4)
     FHLB advances and other borrowings ............    44,500      8,000     31,000       13,016     8,070   104,586
                                                      --------  ---------  ---------  -----------  --------  --------
     Total interest-bearing liabilities ............  $109,663  $  94,539  $ 118,950    $  22,156  $ 12,545  $357,853
                                                      ========  =========  =========  ===========  ========  ========
Excess (deficiency) of interest-earning assets over
 interest-bearing liabilities ......................  $ (9,884) $  (2,469) $ (29,342)   $  21,903  $ 49,299  $ 29,507
                                                      ========  =========  =========  ===========  ========  ========
Cumulative excess (deficiency) of interest-earning
 assets over interest-bearing liabilities ..........  $ (9,884) $ (12,353) $ (41,695)   $ (19,792) $ 29,507  $ 29,507
                                                      ========  =========  =========  ===========  ========  ========
Cumulative excess (deficiency) of interest-earning
 assets over interest-bearing liabilities
 as a percent of total assets ......................      (2.5)%     (3.1)%    (10.5)%       (5.0)%     7.4%      7.4%
                                                      ========  =========  =========  ===========  ========  ========

______________________

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

(2) Balances have been reduced for undisbursed loan proceeds, unearned credit insurance premiums, deferred loan fees, purchased loan discounts and the allowance for loan losses, which aggregated $19.3 million at December 31, 1996.

(3) Although the Company's negotiable order of withdrawal ("NOW") accounts, passbook savings accounts and money market deposit accounts generally are subject to immediate withdrawal, management considers a certain historical amount of such accounts to be core deposits having significantly longer effective maturities and times to repricing based on the Company's historical retention of such deposits in changing interest rate environments. NOW accounts, passbook savings accounts and money market deposit accounts are assumed to be withdrawn at annual rates of 30%, 30% and 60%, respectively, of the declining balance of such accounts during the period shown. The withdrawal rates used are higher than the Company's historical rates but are considered by management to be more indicative of expected withdrawal rates currently. If all of the Company's NOW accounts, passbook savings accounts and money market deposit accounts had been assumed to be subject to repricing within one year, the one-year cumulative deficiency of interest-earning assets over interest-bearing liabilities would have been $36.3 million or 9.1% of total assets.

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

The following table sets forth information regarding the Bank's non-accrual loans and foreclosed properties at the dates indicated:


                                               THREE MONTHS ENDED
                                     --------------------------------------
                                     DEC 31  SEP 30  JUN 30  MAR 31  DEC 31
                                      1996    1996    1996    1996    1995
                                     ------  ------  ------  ------  ------
                                             (DOLLARS IN THOUSANDS)
Non-accrual mortgage loans.........    $ 33    $ 29    $ 64    $183    $  0
Non-accrual consumer loans.........      43     117      21      24      10
                                     ------  ------  ------  ------  ------
Total non-accrual loans............    $ 76    $146    $ 85    $207    $ 10
                                     ======  ======  ======  ======  ======
Loans 90 days or more
delinquent and still accruing......       9      22      22      87      25
                                     ------  ------  ------  ------  ------
Total non-performing loans.........    $ 85    $168    $107    $294    $ 35
                                     ======  ======  ======  ======  ======
Total foreclosed real estate net of
related allowance for losses.......      18      24       0       0       0
                                     ------  ------  ------  ------  ------
Total non-performing assets........    $103    $192    $107    $294    $ 35
                                     ======  ======  ======  ======  ======
Non-performing loans to
gross loans receivable.............    .02%    .06%    .04%    .14%    .02%
                                     ======  ======  ======  ======  ======
Non-performing assets to
total assets.......................    .03%    .05%    .03%    .09%    .01%
                                     ======  ======  ======  ======  ======


ALLOWANCE FOR LOAN LOSSES

The following table sets forth an analysis of the Bank's allowance for loan losses:


                                              SIX MONTHS       YEAR        SIX MONTHS
                                                 ENDED         ENDED         ENDED
                                             DEC 31, 1996  JUNE 30, 1996  DEC. 31, 1995
                                             ------------  -------------  -------------
                                                       (DOLLARS IN THOUSANDS)
  Balance at beginning of period ............     $1,234       $  953       $  953
  Additions charged to operations:
  One- to four-family .......................         59          172           57
  Multi-family and commercial real estate ...        185           80            -
  Consumer ..................................        104          115           67
                                               ---------    ---------    ---------
                                                     348          367          124

  Recoveries:
   One- to four-family ......................          1            8            8
   Consumer .................................          -            9            5
                                               ---------    ---------    ---------
                                                       1           17           13

  Charge-offs:
   One- to four-family ......................          -          (15)           -
   Multi-family and commercial real estate ..          -            -          (12)
   Consumer .................................        (63)         (88)         (52)
                                               ---------    ---------    ---------
                                                     (63)        (103)         (64)
                                               ---------    ---------    ---------

  Net charge-offs ...........................        (62)         (86)         (51)
                                               ---------    ---------    ---------

  Balance at end of period ..................     $1,520       $1,234       $1,026
                                               =========    =========    =========

  Allowance for loan losses to
   non-performing loans at end
   of the period ............................  1,788.24%    1,153.27%    2,960.62%
                                               =========    =========    =========

  Allowance for loan losses to
   total loans at end of the period .........      0.56%        0.50%        0.57%
                                               =========    =========    =========



The level of allowance for loan losses at December 31, 1996, reflects the continued low level of charged off and non-performing loans. Management believes that the allowance for loan losses is adequate as of December 31, 1996.

RESULTS OF OPERATIONS - COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 31, 1996 AND 1995

GENERAL

Net income for the three months ended December 31, 1996 increased $152,000 or 36.1% to $573,000 from net income of $421,000 for the comparable 1995 period. Net income for the three months ended December 31, 1996 would have been $490,000, excluding a FDIC after-tax refund credit of $83,000 due to overcapitalization of the SAIF. See "Recent Regulatory Developments." Return on average equity increased to 8.28% for the three months ended December 31, 1996 from 6.46% for the comparable 1995 period. Return on average assets increased to .58% for the three months ended December 31, 1996 from .55% for the comparable 1995 period.

NET INTEREST INCOME

The following table presents certain information related to average interest-earning assets and liabilities, net interest rate spread and net interest margin:



                                                        FOR THE THREE MONTHS ENDED DECEMBER 31
                                             ---------------------------------------------------------------
                                                       1 9 9 6                             1 9 9 5
                                             -------------------------------  ------------------------------

                                                       INTEREST    AVERAGE                 INTEREST  AVERAGE
                                             AVERAGE   EARNED/     YIELD/       AVERAGE    EARNED/   YIELD/
                                             BALANCE     PAID       RATE        BALANCE      PAID     RATE
                                             --------  --------  -----------  -----------  --------  -------
                                                                 (DOLLARS IN THOUSANDS)
ASSETS:
Interest-earning assets:
 Mortgage loans ...........................  $220,186    $4,351        7.90%     $138,672    $2,639    7.61%
 Consumer loans ...........................    27,950       670         9.59       22,853       572    10.01
                                             --------  --------               -----------  --------
  Total loans .............................   248,136     5,021         8.09      161,525     3,211     7.95
 Securities held-to-maturity:
  Mortgage-backed securities ..............    51,412       917         7.13       58,788       997     6.78
  Mortgage related securities .............    40,764       676         6.63       37,867       692     7.31
                                             --------  --------               -----------  --------
   Total mortgage-backed
   and related securities .................    92,176     1,593         6.81       96,655     1,689     6.99
 Investment and other securities ..........     4,716        76         6.45        3,959        67     6.77
 Securities available-for-sale ............    33,222       554         6.67       30,049       491     6.54
 Federal Home Loan Bank stock .............     5,147        90         6.99        3,923        70     7.14
                                             --------  --------               -----------  --------
  Total interest-earning assets ...........   383,397     7,334         7.65      296,111     5,528     7.47
Non-interest earning assets ...............     9,460                               8,398
                                             --------                         -----------
  Total assets ............................  $392,857                            $304,509
                                             ========                         ===========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
 NOW accounts .............................    $2,314        10        1.73%       $1,922         8    1.66%
 Money market deposit accounts ............    14,363       191         5.32        5,875        72     4.90
 Passbook accounts ........................    23,608       173         2.93       24,213       192     3.17
 Certificates of deposit ..................   207,732     3,053         5.88      150,947     2,202     5.84
                                             --------  --------               -----------  --------
  Total deposits ..........................   248,017     3,427         5.53      182,957     2,474     5.41
Advance payments by borrowers
 for taxes and insurance                        4,762        36         3.02        4,017        31     3.09
Borrowings ................................   102,197     1,533         6.00       81,087     1,248     6.16
                                             --------  --------               -----------  --------
  Total interest-bearing liabilities ......   354,976     4,996         5.63      268,061     3,753     5.60
Non-interest bearing deposits
 and liabilities ..........................    10,213                              10,389
Shareholders' equity ......................    27,668                              26,059
                                             --------                         -----------
  Total liabilities and
   shareholders' equity ...................  $392,857                            $304,509
                                             ========                         ===========
Net interest income/interest rate spread ..              $2,338        2.02%                 $1,775    1.87%
                                                       ========  ===========               ========  =======
Net earning assets/net interest margin ....   $28,421                  2.44%      $28,050              2.40%
                                             ========            ===========  ===========            =======

Net interest income before provision for losses on loans increased $563,000 or 31.7% to $2.3 million for the three months ended December 31, 1996 from $1.8 million for the comparable 1995 period. Interest income increased $1.8 million for the three months ended December 31, 1996, partially offset by an increase in interest expense of $1.2 million. The level of net interest income primarily reflects a 29.5% increase in average interest-earning assets to $383.4 million for the three months ended December 31, 1996 from $296.1 million for the comparable 1995 period, and a 1.3% increase in the excess of the Company's average interest-earning assets over average interest-bearing liabilities to $28.4 million for the three months ended December 31, 1996 from $28.1 million for the comparable 1995 period, and an increase in interest rate spread to 2.02% for the three months ended December 31, 1996 from 1.87% for the comparable 1995 period.

INTEREST INCOME

Interest income increased 32.7% to $7.3 million for the three months ended December 31, 1996 from $5.5 million for the comparable 1995 period. The increase in interest income was the result of an increase in average interest-earning assets of 29.5% to $383.4 million for the three months ended December 31, 1996 from $296.1 million for the comparable 1995 period and an increase of 18 basis points in the yield on interest-earning assets to 7.65% for the three months ended December 31, 1996 from 7.47% for the comparable 1995 period. Interest income on loans increased 56.4% to $5.0 million for the three months ended December 31, 1996 from $3.2 million for the comparable 1995 period. The increase was the result of a rise in the Company's average gross loans of 53.6% to $248.1 million for the three months ended December 31, 1996 from $161.5 million for the comparable 1995 period, and an increase in average yield to 8.09% for the three months ended December 31, 1996 from 7.95% for the comparable 1995 period. Gross loans increased primarily as a result of the Company retaining substantially all of its adjustable and fixed rate loan originations and purchasing more loans in the secondary market. The increase in yield is attributable to the retention of longer-term fixed-rate and adjustable-rate loans and partially attributable to the higher yields paid on the multi-family and commercial components of the loan portfolio. Interest income on mortgage-backed securities decreased 8.0% to $917,000 for the three months ended December 31, 1996 from $997,000 for the comparable 1995 period. The decrease was primarily due to a decrease in average balances to $51.4 million for the three months ended December 31, 1996 from $58.8 million for the comparable 1995 period, offset by an increase in average yield to 7.13% for the 1996 period from 6.78% for the 1995 period. The increase in average yield on mortgage-backed securities was primarily due to the adjustment in the adjustable rate securities portion of this portfolio which were not fully indexed when purchased and partially attributable to the higher yields paid on the private-issue portion of the mortgage securities portfolio. Interest income on mortgage-related securities decreased 2.3% to $676,000 for the three months ended December 31, 1996 from $692,000 for the comparable 1995 period. The decrease was primarily due to a decrease in average yield to 6.63% for the three months ended December 31, 1996 from 7.31% for the comparable 1996 period, offset by an increase in average balances to $40.8 million for the three months ended December 31, 1996 from $37.9 million for the comparable 1995 period. The decrease in average yield on mortgage-related securities was primarily due to the downward adjustment in rate on the adjustable rate securities of this portfolio and the purchase of fixed rate mortgage-related securities at lower interest rates due to lowering interest rates during the three months ended December 31, 1996. The decline in average balances of mortgage-backed and related securities is due to the increase in loans receivable portfolio. Interest income on investment securities and securities available-for-sale increased 12.9% to $630,000 for the three months ended December 31, 1996 from $558,000 for the comparable 1995 period. The increase was primarily due to a increase in average balances to $37.9 million for the three months ended December 31, 1996 from $34.0 million for the comparable 1995 period and an increase in average yield to 6.64% for the three months ended December 31, 1996 from 6.56% for the comparable 1995 period. The higher average yield was primarily attributable to the additional balances of securities available-for-sale invested at higher interest rates and the higher interest rate environment that existed during the 1996 period.

INTEREST EXPENSE

Interest expense increased 33.1% to $5.0 million for the three months ended December 31, 1996 from $3.8 million for the comparable 1995 period. The increase was the result of a 32.4% increase in the average amount of interest-bearing liabilities to $355.0 million for the three months ended December 31, 1996 compared to $268.1 million for the comparable 1995 period and a increase in the average rate paid on interest-bearing liabilities to 5.63% for the 1996 period from 5.60% for the 1995 period. The increased balances of certificates of deposit (including brokered deposits), money market deposit accounts and NOW accounts at higher average interest rates, partially offset by lower average rates paid on borrowings and passbook accounts, was the primary reason for the increase in the average rate paid on the interest-bearing liabilities for the three months ended December 31, 1996 as compared to the comparable 1995 period. Interest expense on deposits increased 38.5% to $3.4 million for the three months ended December 31, 1996 from $2.5 million for the comparable 1995 period. The increase was the result of an increase in average balances of 35.6% to $248.0 million for the three months ended December 31, 1996 from $183.0 million for the comparable 1995 period, and an increase in the average rate paid to 5.53% for the 1996 period from 5.41% for the 1995 period. The increase in deposits was primarily due to an increase of 37.6% in certificates of deposit to $207.7 million for the three months ended December 31, 1996 from $150.9 million for the comparable 1995 period and an increase in the average rate paid to 5.88% for the 1996 period from 5.84% for the 1995 period. Money market deposit accounts increased 144.5% to $14.4 million for the three months ended December 31, 1996 from $5.9 million for the comparable 1995 period, and the average rate paid increased to 5.32% for the 1996 period from 4.90% for the 1995 period. Money market deposit accounts increased primarily due to aggressive marketing and a competitive rate offered during the three months ended December 31, 1996. NOW accounts increased 20.4% to $2.3 million for the three months ended December 31, 1996 from $1.9 million for the comparable 1995 period and an increase in average rate paid to 1.73% for the 1996 period from 1.66% for the 1995 period. These increases were partially offset by a decline of 2.5% in Passbook accounts to $23.6 million for the three months ended December 31, 1996 from $24.2 million for the comparable 1995 period. The Company's increase in certificates of deposit was the result of aggressive marketing and pricing and the use of brokered certificates of deposit. Of the $207.7 million in the average balance of certificates of deposit for the three months ended December 31, 1996, $86.0 million or 41.4% represented brokered certificates of deposit compared to $48.9 million or 32.4% for the three months ended December 31, 1995. The average rate paid on brokered certificates of deposit increased to 5.91% for the three months ended December 31, 1996 from 5.87% for the comparable 1995 period. Interest on borrowings (FHLB advances and reverse repurchase agreements) increased 22.8% to $1.5 million for the months ended December 31, 1996 from $1.2 million for the comparable 1995 period. The increase was primarily due to growth in average balance of FHLB advances and reverse repurchase agreements of 26.0% to $102.2 million for the three months ended December 31, 1996 from $81.1 million for the comparable 1995 period, offset by a decrease in the average rate paid to 6.00% for the 1996 period from 6.16% for the 1995 period.

PROVISION FOR LOSSES ON LOANS

The provision for losses on loans increased 71.7% to $170,000 for the three months ended December 31, 1996 from $99,000 for the comparable 1995 period.
The level of allowance for losses on loans generally is determined by the Bank's historical loan loss experience, the condition and composition of the Bank's loan portfolio, and existing and anticipated general economic conditions. Management anticipates that as the Company's volume of multi-family and commercial/non-residential real estate lending activity continues to increase, the Company will need to build a higher level of allowance for loan losses established through a provision for loan losses.* Based on management's evaluation of the loan portfolio and the increase in gross loans during the three months ended December 31, 1996, the allowance for losses on loans increased 48.1% to $1.5 million at December 31, 1996 compared to $1.0 million at December 31, 1995. This increase was primarily the result of the increase in multi-family, multi-family construction, home equity and commercial real estate loan components of the gross loan portfolio which carry a greater degree of credit risk as compared to one-to-four family mortgage lending. The ratio of allowance for loan losses to gross loans decreased to 0.56% at December 31, 1996 from 0.57% at December 31, 1995, reflecting the continued low level of loans charged off and non-performing loans. The amount of non-performing loans at December 31, 1996 was $85,000 or 0.02% of gross loans compared to $107,000 or 0.04% of gross loans at June 30, 1996 and $35,000 or 0.02% of gross loans at December 31, 1995.

NON-INTEREST INCOME

Non-interest income decreased 31.9% to $239,000 for the three months ended December 31, 1996 from $351,000 for the comparable 1995 period. The largest components of the decrease were a decrease in gains on the sale of securities and mortgage-backed and related securities to $0 for the three months ended December 31, 1996 compared to $39,000 for the comparable 1995 period, and a decrease in gains on the sale of loans to $5,000 for the three months ended December 31, 1996 compared to $42,000 for the comparable 1995 period. The decrease in gains on the sale of securities and mortgage-backed and related securities reflects management's decision to sell higher-yielding available-for-sale securities in the 1995 period. The decrease in gains on the sale of loans reflects the gain on the sale of a significant portion of the Bank's student loan portfolio in the 1995 period. Service charges on loans increased $10,000 to $45,000 for the three months ended December 31, 1996 from $35,000 for the comparable 1995 period, primarily reflecting the increased loan portfolio and loan volume. Service charges on deposit accounts decreased $7,000 to $127,000 for the three months ended December 31, 1996 from $134,000. Other non-interest income decreased $25,000 to $13,000 for the three months ended December 31, 1996 from $38,000 for the comparable 1995 period. Insurance commissions decreased $9,000 to $27,000 for the three months ended December 31, 1996 from $36,000 for the comparable 1995 period, due to the sale of property and casualty policies of the Company's insurance subsidiary during fiscal 1996. Also, loan servicing fees deceased $5,000 to $22,000 for the three months ended December 31, 1996 from $27,000 for the comparable 1995 period, primarily due to decreases in the Company's sold loan serviced portfolio and decreased sales of loans to the secondary market.

NON-INTEREST EXPENSE

Non-interest expense increased 9.2% to $1.5 million for the three months ended December 31, 1996 from $1.4 million for the comparable 1995 period. The increase was primarily due to an increase in compensation and benefits of $132,000 to $888,000 for the three months ended December 31, 1996 from $756,000 for the comparable 1995 period, which primarily relates to higher salary, loan commission and incentive compensation. Marketing expense increased $14,000 to $102,000 for the three months ended December 31, 1996 from $88,000 for the comparable 1995 period. Occupancy and equipment expense increased $23,000 to $207,000 for the three months ended December 30, 1996 from $184,000 for the comparable 1995 period, due to additional bank equipment purchases. Other non-interest expense increased $59,000 to $327,000 for the three months ended December 31, 1996 from $268,000 for the comparable 1995 period, due to increases in loan, printing, office supplies, organization dues, legal and other miscellaneous expenses. The increases in non-interest expense were offset by a decrease in FDIC insurance premium expense of $101,000 to ($11,000) for the three months ended December 31, 1996 from $90,000 for the comparable 1995 period. The decrease in FDIC premium expense was due to a one-time refund credit received in the 1996 period of $137,000. See "Recent Regulatory Developments."

RESULTS OF OPERATIONS - COMPARISON OF THE SIX MONTHS ENDED DECEMBER 31, 1996 AND 1995

GENERAL

Net income for the six months ended December 31, 1996 decreased $307,000 or 37.3% to $516,000 from $823,000 for the comparable 1995 period. The decrease for the six months ended December 31, 1996 is due to a one-time after-tax charge of $533,000 to recapitalize SAIF, the FDIC insurance fund which insures deposits of savings associations, offset by an after-tax FDIC refund credit of $83,000. Net income for the six months ended December 31, 1996 would have been $966,000, excluding the one-time FDIC special assessment and refund credit.
See "Recent Regulatory Developments." Return on average equity decreased to 3.76% for the six months ended December 31, 1996 from 6.38% for the comparable 1995 period. Return on average assets decreased to .27% for the six months ended December 31, 1996 from .57% for the comparable 1995 period.

NET INTEREST INCOME

The following table presents certain information related to average interest-earning assets and liabilities, net interest rate spread and net interest margin:



                                                          FOR THE SIX MONTHS ENDED DECEMBER 31
                                             ---------------------------------------------------------------
                                                       1 9 9 6                           1 9 9 5
                                             -------------------------------  ------------------------------

                                                       INTEREST    AVERAGE                 INTEREST  AVERAGE
                                             AVERAGE   EARNED/     YIELD/       AVERAGE    EARNED/   YIELD/
                                             BALANCE     PAID       RATE        BALANCE      PAID     RATE
                                             --------  --------  -----------  -----------  --------  -------
                                                                 (DOLLARS IN THOUSANDS)
ASSETS:
Interest-earning assets:
 Mortgage loans ...........................  $212,847    $8,406        7.90%     $132,187    $4,983    7.54%
 Consumer loans ...........................    27,171     1,306         9.61       22,339     1,100     9.85
                                             --------  --------               -----------  --------
  Total loans .............................   240,018     9,712         8.09      154,526     6,083     7.87
 Securities held-to-maturity:
  Mortgage-backed securities ..............    52,755     1,849         7.01       52,230     1,736     6.65
  Mortgage related securities .............    40,988     1,364         6.66       35,008     1,278     7.30
                                             --------  --------               -----------  --------
   Total mortgage-backed
   and related securities .................    93,743     3,213         6.85       87,238     3,014     6.91
 Investment and other securities ..........     4,636       142         6.13        4,191       135     6.44
 Securities available-for-sale ............    34,394     1,155         6.72       31,437     1,172     7.46
 Federal Home Loan Bank stock .............     5,135       177         6.89        3,691       129     6.99
                                             --------  --------               -----------  --------
  Total interest-earning assets ...........   377,926    14,399         7.62      281,083    10,533     7.49
Non-interest earning assets ...............     9,385                               7,934
                                             --------                         -----------
  Total assets ............................  $387,311                            $289,017
                                             ========                         ===========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
 NOW accounts .............................    $2,313        20        1.73%       $2,842        22    1.55%
 Money market deposit accounts ............    11,994       312         5.20        5,606       135     4.82
 Passbook accounts ........................    23,808       365         3.07       24,593       378     3.07
 Certificates of deposit ..................   200,638     5,858         5.84      137,356     4,056     5.91
                                             --------  --------               -----------  --------
  Total deposits ..........................   238,753     6,555         5.49      170,397     4,591     5.39
Advance payments by borrowers
 for taxes and insurance                        4,539        67         2.95        3,898        59     3.03
Borrowings ................................   106,260     3,155         5.94       79,694     2,452     6.15
                                             --------  --------               -----------  --------
  Total interest-bearing liabilities ......   349,552     9,777         5.59      253,989     7,102     5.59
Non-interest bearing deposits
 and liabilities ..........................    10,296                               9,249
Shareholders' equity ......................    27,463                              25,779
                                             --------                         -----------
  Total liabilities and
   shareholders' equity ...................  $387,311                            $289,017
                                             ========                         ===========
Net interest income/interest rate spread ..              $4,622        2.03%                 $3,431    1.90%
                                                       ========  ===========               ========  =======
Net earning assets/net interest margin ....   $28,374                  2.45%      $27,094              2.44%
                                             ========            ===========  ===========            =======

Net interest income before provision for losses on loans increased $1.2 million or 34.7% to $4.6 million for the six months ended December 31, 1996 from $3.4 million for the comparable 1995 period. Interest income increased $3.9 million for the six months ended December 31, 1996, partially offset by an increase in interest expense of $2.7 million. The level of net interest income primarily reflects a 34.5% increase in average interest-earning assets to $377.9 million for the six months ended December 31, 1996 from $281.1 million for the comparable 1995 period, and a 4.7% increase in the excess of the Company's average interest-earning assets over average interest-bearing liabilities to $28.4 million for the six months ended December 31, 1996 from $27.1 million for the comparable 1995 period, and an increase in interest rate spread to 2.03% for the six months ended December 31, 1996 from 1.90% for the comparable 1995 period.

INTEREST INCOME

Interest income increased 36.7% to $14.4 million for the six months ended December 31, 1996 from $10.5 million for the comparable 1995 period. The increase in interest income was the result of an increase in average interest-earning assets of 34.5% to $377.9 million for the six months ended December 31, 1996 from $281.1 million for the comparable 1995 period and an increase of 13 basis points in the yield on interest-earning assets to 7.62% for the six months ended December 31, 1996 from 7.49% for the comparable 1995 period. Interest income on loans increased 59.7% to $9.7 million for the six months ended December 31, 1996 from $6.1 million for the comparable 1995 period. The increase was the result of a rise in the Company's average gross loans of 55.3% to $240.0 million for the six months ended December 31, 1996 from $154.5 million for the comparable 1995 period, and an increase in average yield to 8.09% for the six months ended December 31, 1996 from 7.87% for the comparable 1995 period. Gross loans increased primarily as a result of the Company retaining substantially all of its adjustable and fixed rate loan originations and purchasing more loans in the secondary market. The increase in yield is attributable to the retention of longer-term fixed-rate and adjustable-rate loans, and partially attributable to the higher yields paid on the multi-family and commercial components of the loan portfolio. Interest income on mortgage-backed securities increased 6.5% to $1.8 million for the six months ended December 31, 1996 from $1.7 million for the comparable 1995 period. The increase was primarily due to an increase in average yield to 7.01% for the six months ended December 31, 1996 from 6.65% for the comparable 1995 period, and an increase in average balances to $52.8 million for the 1996 period from $52.2 million for the 1995 period. The increase in average yield on mortgage-backed securities was primarily due to the adjustment in the adjustable rate securities portion of this portfolio which were not fully indexed when purchased and partially attributable to the higher yields paid on the private-issue portion of the mortgage securities portfolio. Interest income on mortgage-related securities increased 6.7% to $1.4 million for the six months ended December 31, 1996 from $1.3 million for the comparable 1995 period. The increase was primarily due to an increase in average balances to $41.0 million for the six months ended December 31, 1996 from $35.0 million for the comparable 1996 period, offset by a decrease in average yield to 6.66% for the three months ended December 31, 1996 from 7.30% for the comparable 1995 period. The decrease in average yield on mortgage-related securities was primarily due to the downward adjustment in rate on the adjustable rate securities of this portfolio and the purchase of fixed rate mortgage-related securities at lower interest rates. Interest income on investment securities and securities available-for-sale decreased .77% to $1.297 million for the six months ended December 31, 1996 from $1.307 million for the comparable 1995 period. The decrease was primarily due to a decrease in average yield to 6.65% for the six months ended December 31, 1996 from 7.34% for the comparable 1995 period, partially offset by an increase in average balances to $39.0 million for the six months ended December 31, 1996 from $35.6 million for the comparable 1995 period. The lower average yield was primarily attributable to the additional balances of securities available-for-sale invested at lower interest rates.

INTEREST EXPENSE

Interest expense increased 37.7% to $9.8 million for the six months ended December 31, 1996 from $7.1 million for the comparable 1995 period. The increase was the result of a 37.6% increase in the average amount of interest-bearing liabilities to $349.6 million for the six months ended December 31, 1996 compared to $254.0 million for the comparable 1995 period. The increased balances of certificates of deposit and borrowings at lower average interest rates, partially offset by higher average rates paid on money market deposits and NOW accounts, was the primary reason the average rate paid on the interest-bearing liabilities was 5.59% for both the six months ended December 31, 1996 and the comparable 1995 period. Interest expense on deposits increased 42.8% to $6.6 million for the six months ended December 31, 1996 from $4.6 million for the comparable 1995 period. The increase was the result of an increase in average balances of 40.1% to $238.8 million for the six months ended December 31, 1996 from $170.4 million for the comparable 1995 period, and an increase in the average rate paid to 5.49% for the 1996 period from 5.39% for the 1995 period. The increase in deposits was primarily due to an increase of 46.1% in certificates of deposit to $200.6 million for the six months ended December 31, 1996 from $137.4 million for the comparable 1995 period, offset by a decrease in the average rate paid to 5.84% for the 1996 period from 5.91% for the 1995 period. Money market deposit accounts increased 113.9% to $12.0 million for the six months ended December 31, 1996 from $5.6 million for the comparable 1995 period, and the average rate paid increased to 5.20% for the 1996 period from 4.82% for the 1995 period. Money market deposit accounts increased primarily due to aggressive marketing and a competitive rate offered during the six months ended December 31, 1996. Passbook accounts decreased 3.2% to $23.8 million for the six months ended December 31, 1996 from $24.6 million for the comparable 1995 period. These increases were partially offset by a decline of 18.6% in NOW accounts to $2.3 million for the six months ended December 31, 1996 from $2.8 million for the comparable 1995 period. The decline in NOW accounts was primarily the result of transferring $3.0 million of interest-bearing NOW accounts to non-interest bearing demand deposit type accounts during fiscal 1996. The Company's increase in certificates of deposit was the result of aggressive marketing and pricing and the use of brokered certificates of deposit. Of the $200.6 million in the average balance of certificates of deposit for the six months ended December 31, 1996, $82.3 million or 41.0% represented brokered certificates of deposit compared to $37.7 million or 27.4% for the six months ended December 31, 1995. The average rate paid on brokered certificates of deposit decreased to 5.83% for the six months ended December 31, 1996 from 5.94% for the comparable 1995 period. Interest on borrowings (FHLB advances and reverse repurchase agreements) increased 28.7% to $3.2 million for the six months ended December 31, 1996 from $2.5 million for the comparable 1995 period. The increase was primarily due to growth in average balance of FHLB advances and reverse repurchase agreements of 33.3% to $106.3 million for the six months ended December 31, 1996 from $79.7 million for the comparable 1995 period, offset by a decrease in the average rate paid to 5.94% for the 1996 period from 6.15% for the 1995 period.

PROVISION FOR LOSSES ON LOANS

The provision for losses on loans increased 185.5% to $354,000 for the six months ended December 31, 1996 from $124,000 for the comparable 1995 period. For a discussion of the factors considered by management in determining the appropriate level of allowance for losses on loans to be established through a provision for losses on loans, see comments under "Provision for Losses on Loans" contained in the section entitled, "Results of Operations - Comparison of the Three Months Ended December 31, 1996 and 1995."

NON-INTEREST INCOME

Non-interest income decreased 18.2% to $477,000 for the six months ended December 31, 1996 from $583,000 for the comparable 1995 period. The largest components of the decrease were a decrease in gains on the sale of securities and mortgage-backed and related securities to $7,000 for the six months ended December 31, 1996 compared to $43,000 for the comparable 1995 period, and a decrease in gains on the sale of loans to $13,000 for the six months ended December 31, 1996 compared to $51,000 for the comparable 1995 period. The decrease in gains on the sale of securities and mortgage-backed and related securities reflects management's decision to sell higher-yielding available-for-sale securities in the 1995 period. The decrease in gains on the sale of loans reflects the gain on the sale of a significant portion of the Bank's student loan portfolio in the 1995 period. Service charges on loans increased $16,000 to $79,000 for the six months ended December 31, 1996 from $63,000 for the comparable 1995 period, primarily reflecting the increased loan portfolio and loan volume. Service charges on deposit accounts increased $2,000 to $256,000 for the six months ended December 31, 1996 from $254,000 for the comparable 1995 period. Other non-interest income decreased $16,000 to $30,000 for the six months ended December 31, 1996 from $46,000 for the comparable 1995 period. Insurance commissions decreased $23,000 to $48,000 for the six months ended December 31, 1996 from $71,000 for the comparable 1995 period, due to the sale of property and casualty policies of the Company's insurance subsidiary during fiscal 1996. Also, loan servicing fees decreased $11,000 to $44,000 for the six months ended December 31, 1996 from $55,000 for the comparable 1995 period, primarily due to decreases in the Company's sold loan serviced portfolio and sales of loans to the secondary market.


NON-INTEREST EXPENSE

Non-interest expense increased 50.3% to $3.9 million for the six months ended December 31, 1996 from $2.6 million for the comparable 1995 period. The increase was primarily due to an increase in FDIC deposit insurance premiums of $837,000 to $1,004,000 for the six months ended December 31, 1996 from $167,000 for the comparable 1995 period. The increase in FDIC deposit insurance premiums was primarily a result of an industry-wide special assessment charge of $877,000 for an amount to recapitalize the SAIF during the 1996 period, offset by a refund credit of $137,000. See "Recent Regulatory Developments." Compensation and benefits expense increased $315,000 to $1.8 million for the six months ended December 31, 1996 from $1.4 million for the comparable 1995 period, which primarily relates to higher salary, loan commissions and incentive compensation. Occupancy and equipment expense increased $61,000 to $445,000 for the six months ended December 31, 1996 from $384,000 for the comparable 1995 period, due to additional bank equipment purchases. Other non-interest expense increased $112,000 to $578,000 for the six months ended December 31, 1996 from $466,000 for the comparable 1995 period, due to increases in loan, printing, office supplies, organization dues, legal and other miscellaneous expenses. The increases in non-interest expense were offset by a decrease in marketing expense of $7,000 to $150,000 for the six months ended December 31, 1996 from $157,000 for the comparable 1995 period.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Shareholders of the Company was held on October 24, 1996. There were 1,442,950 shares of Common Stock of the Company entitled to vote at the Annual Meeting, and 1,326,774 shares present at the meeting by holders thereof in person or by proxy, which constituted a quorum. The following is a summary of the results of the votes:


                                                                         Number of Votes
                                                                         For     Withheld
                                                                         ---     --------
         Nominees for Director for Three-Year Term Expiring in 1999

              Floyd D. Brink.........................................  1,161,101  165,673
              Donald A. Zellmer......................................  1,160,326  166,448

         Ratification of KPMG Peat Marwick LLP                           For      Against   Abstain
          as independent auditors for                                    ---      -------   -------
          fiscal year ending June 30, 1997...........................  1,289,640   19,280    17,854



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



                             Hallmark Capital Corp.
                                  (Registrant)




Date:  February 5, 1997                 James D. Smessaert
                                        -------------------------
                                        James D. Smessaert
                                        Chairman of the Board
                                        Chief Executive Officer



Date:  February 5, 1997                 Arthur E. Thompson
                                        -------------------------
                                        Arthur E. Thompson
                                        Chief Financial Officer

                                 EXHIBIT INDEX




Exhibit No.              Description
-----------              -----------

    27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.