Form 10-Q
period 1997-03-31
HALLMARK CAPITAL CORP
filed 1997-05-08
CIK 910522

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


For Quarter Ended March 31, 1997                  Commission File Number 0-22224
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

                          (1)  Yes [X]           No [ ]
                          (2)  Yes [X]           No [ ]

     The number of shares outstanding of the issuer's commons stock, par value $1.00 per share, was 1,442,950 at May 7, 1997, the latest practicable date.

                     HALLMARK CAPITAL CORP. AND SUBSIDIARY
                                   FORM 10-Q




Part I.   Financial Information
          ---------------------
          Item 1. Financial Statements (unaudited):


                  Consolidated Statements of Financial Condition
                   as of March 31, 1997 (unaudited) and June 30, 1996 .............    3

                  Consolidated Statements of Income for the Three and Nine Months
                   ended March 31, 1997 and 1996 (unaudited) ......................    4

                  Consolidated Statements of Shareholders' Equity
                   for the Nine Months Ended March 31, 1997 and 1996 (unaudited) ..    5

                  Consolidated Statements of Cash Flows for the Nine Months
                   ended March 31, 1997 and 1996 (unaudited) ......................    6

                  Notes to Consolidated Financial Statements (unaudited) ..........    8


          Item 2. Management's Discussion and Analysis of Financial Condition
                   and Results of Operations ......................................   13


          Item 3. Quantitative and Qualitative Disclosure About Market Risk .......  N/A


Part II.  Other Information
          -----------------

          Item 1. Legal Proceedings ...............................................   30

          Item 2. Changes in Securities ...........................................   30

          Item 3. Defaults Upon Senior Securities .................................   30

          Item 4. Submission of Matters to a Vote of Security Holders .............   30

          Item 5. Other Information ...............................................   30

          Item 6. Exhibits and Reports on Form 8-K ................................   30

                  Signature Page ..................................................   31

                    HALLMARK CAPITAL CORP. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                (In thousands)



                                                                   MARCH 31,   JUNE 30,
                                                                     1997        1996
                                                                  -----------  --------
ASSETS                                                            (Unaudited)

Cash and non-interest bearing deposits .........................     $  1,659  $  2,136
Interest-bearing deposits ......................................        3,093     2,689
                                                                     --------  --------
Cash and cash equivalents ......................................        4,752     4,825

Securities available-for-sale (at fair value):
 Investment securities .........................................       18,707    19,358
 Mortgage-backed and related securities ........................       12,302    17,926
Securities held-to-maturity:
 Investment securities (fair value - $780 at March 31, 1997;
  $978 at June 30, 1996) .......................................          780       978
 Mortgage-backed and related securities (fair value -
  $88,047 at March 31, 1997; $97,239 at June 30, 1996) .........       88,082    97,332
Loans receivable, net ..........................................      272,446   224,807
Investment in Federal Home Loan Bank stock, at cost ............        5,554     5,119
Office properties and equipment ................................        3,041     2,939
Prepaid expenses and other assets ..............................        3,623     3,873
                                                                     --------  --------
     Total assets ..............................................     $409,287  $377,157
                                                                     ========  ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
 Deposits ......................................................     $269,290  $229,675
 Notes payable to Federal Home Loan Bank .......................      106,086   102,386
 Securities sold under agreements to repurchase ................                 11,568
 Advance payments by borrowers for taxes and insurance .........        1,905     3,554
 Accrued interest on deposit accounts and other borrowings .....        1,671     1,523
 Accrued expenses and other liabilities ........................        1,729     1,440
                                                                     --------  --------
     Total liabilities .........................................     $380,681  $350,146

Shareholders' Equity:
 Preferred stock, $1.00 par value; authorized 2,000,000 shares;
  none outstanding .............................................            -         -
 Common stock, $1.00 par value; authorized 6,000,000 shares;
  issued 1,581,250 shares; outstanding 1,442,950 shares ........        1,581     1,581
 Additional paid-in capital ....................................       10,557    10,465
 Unearned ESOP compensation ....................................        (659)     (740)
 Unearned restricted stock award ...............................        (229)     (334)
 Net unrealized depreciation on securities available for sale ..        (459)     (595)
 Treasury stock, at cost:  138,300 shares ......................      (1,592)   (1,592)
 Retained earnings, substantially restricted ...................       19,407    18,226
                                                                     --------  --------
     Total shareholders' equity ................................      $28,606   $27,011
                                                                     --------  --------
     Total liabilities and shareholders' equity ................     $409,287  $377,157
                                                                     ========  ========


         See accompanying Notes to Consolidated Financial Statements

                    HALLMARK CAPITAL CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF INCOME
                  (In thousands, except for per share data)
                                 (Unaudited)


                                                         Three Months Ended  Nine Months Ended
                                                               March 31,       March 31,
                                                             ------------     -------------
                                                             1997    1996     1997     1996
                                                             ----    ----     ----     ----
INTEREST INCOME:
   Loans receivable.......................................  $5,364  $3,533  $15,076  $ 9,616
   Mortgage-backed and related securities.................   1,765   1,986    5,543    5,480
   Securities and interest-bearing deposits...............     451     449    1,360    1,405
                                                            ------  ------  -------  -------
        Total interest income.............................   7,580   5,968   21,979   16,501

INTEREST EXPENSE:
   Deposits...............................................   3,576   2,740   10,131    7,331
   Advance payments by borrowers for taxes and insurance..       8       8       75       67
   Notes payable and other borrowings.....................   1,526   1,232    4,681    3,684
                                                            ------  ------  -------  -------
        Total interest expense............................   5,110   3,980   14,887   11,082
                                                            ------  ------  -------  -------
Net interest income.......................................   2,470   1,988    7,092    5,419
Provision for losses on loans.............................     150     129      504      253
                                                            ------  ------  -------  -------
Net interest income after provision for losses on loans...   2,320   1,859    6,588    5,166

NON-INTEREST INCOME:
  Service charges on loans................................      55      27      134       90
  Service charges on deposit accounts.....................     113     116      369      370
  Loan servicing fees, net................................      21      25       65       80
  Insurance commissions...................................      30      32       78      103
  Gain on sale of securities and
   mortgage-backed and related securities, net............              27        7       70
  Gain on sale of loans...................................       1       1       14       52
  Other income............................................      17     119       47      165
                                                            ------  ------  -------  -------
        Total non-interest income.........................     237     347      714      930

NON-INTEREST EXPENSE:
  Compensation and benefits...............................     878     724    2,640    2,171
  Marketing...............................................      79      80      229      237
  Occupancy and equipment.................................     260     239      705      623
  Deposit insurance premiums..............................      41     106    1,045      273
  Other non-interest expense..............................     285     278      863      744
                                                            ------  ------  -------  -------
        Total non-interest expense........................   1,543   1,427    5,482    4,048
                                                            ------  ------  -------  -------
Income before income taxes................................   1,014     779    1,820    2,048
Income taxes..............................................     349     278      639      724
                                                            ------  ------  -------  -------
  Net income..............................................  $  665  $  501  $ 1,181  $ 1,324
                                                            ======  ======  =======  =======
  Earnings per share......................................  $ 0.46  $ 0.35  $  0.82  $  0.94
                                                            ======  ======  =======  =======

     See accompanying Notes to Consolidated Financial Statements (unaudited)

                     HALLMARK CAPITAL CORP. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)
                                  (UNAUDITED)




                                                   Additional    Unearned     Unearned   Unrealized
                                           Common   Paid-In        ESOP      Restricted    Gains     Treasury  Retained
                                           Stock    Capital    Compensation    Stock      (Losses)    Stock    Earnings   Total
                                           ------  ----------  ------------  ----------  ----------  --------  --------  -------
NINE MONTHS ENDED MARCH 31, 1997
------------------------------------------
Balance at June 30, 1996 .................  $1,581     $10,465        ($740)      ($334)      ($595)  ($1,592)   $18,226  $27,011
Net income ...............................       -           -             -           -           -     1,181     1,181
Amortization of unearned ESOP and
 restricted stock award compensation .....       -          92            81         105           -         -         -      278
Unrealized appreciation on securities
 available for sale, net of tax benefit ..       -           -             -           -         136         -         -      136
                                            ------  ----------  ------------  ----------  ----------  --------  --------  -------
Balance at March 31, 1997 ................  $1,581     $10,557        ($659)      ($229)      ($459)  ($1,592)   $19,407  $28,606
                                            ======  ==========  ============  ==========  ==========  ========  ========  =======


NINE MONTHS ENDED MARCH 31, 1996
------------------------------------------
Balance at June 30, 1995 .................  $1,581     $10,360        ($861)      ($502)       ($74)  ($1,592)   $16,348  $25,260
Net income ...............................       -           -             -           -           -         -     1,324    1,324
Amortization of unearned ESOP and
 restricted stock award compensation .....       -          73            76         126           -         -         -      275
Unrealized depreciation on securities
 available for sale, net of tax benefit ..       -           -             -           -       (335)         -         -    (335)
                                            ------  ----------  ------------  ----------  ----------  --------  --------  -------
Balance at March 31, 1996 ................  $1,581     $10,433        ($785)      ($376)      ($409)  ($1,592)   $17,672  $26,524
                                            ======  ==========  ============  ==========  ==========  ========  ========  =======



    See accompanying Notes to Consolidated Financial Statements (unaudited)

                     HALLMARK CAPITAL CORP. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                NINE MONTHS ENDED
                                                                                    MARCH 31,
                                                                               --------------------
                                                                                  1997      1996
                                                                                -------    -------
                                                                                  (IN THOUSANDS)
OPERATING ACTIVITIES
Net income...................................................................   $ 1,181    $ 1,324
Adjustments to reconcile net income to cash
provided by (used in) operating activities:
 Provision for losses on loans...............................................       504        253
 Provision for depreciation and amortization.................................       200        160
 Deferred income taxes.......................................................         -       (221)
 Net gain on sales of investments and
  mortgage-backed and related securities.....................................        (7)       (70)
 Net gain on sale of loans...................................................       (14)       (52)
 Amortization of unearned ESOP and restricted stock awards...................       278        275
 Loans originated for sale...................................................      (988)    (3,344)
 Sales of loans originated for sale..........................................       988      5,110
 (Increase) decrease in prepaid expenses and other assets....................       250       (626)
 Other adjustments...........................................................       388        758
                                                                               --------   --------
Net cash provided by operating activities....................................     2,780      3,567
                                                                               --------   --------
INVESTING ACTIVITIES
Proceeds from the sale of securities available-for-sale......................     1,454     42,042
Proceeds from the maturity of securities available-for-sale..................       500    (46,382)
Purchases of securities available-for-sale...................................    (1,950)      (483)
Purchases of investment securities held-to-maturity..........................         -         95
Proceeds from maturities of investment securities held-to-maturity...........       198    (47,650)
Purchases of mortgage-backed and related securities..........................       435          -
Proceeds from sale of mortgage-backed and related securities.................    15,287     16,465
Principal collected on mortgage-backed and related securities................   (48,153)   (47,321)
Net change in loans receivable...............................................        15        150
Proceeds from sales of foreclosed properties.................................      (435)    (1,015)
Purchase of Federal Home Loan Bank stock.....................................      (302)      (207)
Purchases of office properties and equipment, net............................  --------   --------
Net cash used in investing activities........................................   (32,951)   (84,306)
                                                                               --------   --------
FINANCING ACTIVITIES
Net increase in deposits.....................................................    39,615     67,374
Proceeds from long-term notes payable to Federal Home Loan Bank..............    20,000     18,000
Net increase (decrease) in short-term notes payable to Federal
 Home Loan Bank..............................................................   (13,300)     1,800
Repayment of long-term notes payable to Federal Home Loan Bank...............    (3,000)    (6,000)
Net decrease in securities sold under agreements to repurchase...............   (11,568)    (1,568)
Net decrease in advance payments by borrowers for taxes and insurance........    (1,649)    (1,419)
                                                                               --------   --------
Net cash provided by financing activities....................................    30,098     78,187
                                                                               --------   --------
Increase (decrease) in cash and cash equivalents.............................       (73)    (2,552)
Cash and cash equivalents at beginning of period.............................     4,825      6,820
                                                                               --------   --------
Cash and cash equivalents at end of period...................................  $  4,752   $  4,268
                                                                               ========   ========

    See accompanying Notes to Consolidated Financial Statements (unaudited)

                     HALLMARK CAPITAL CORP. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                 NINE MONTHS ENDED
                                                                      MARCH 31,
                                                                  -----------------
                                                                     1997     1996
                                                                     ----     ----
                                                                   (IN THOUSANDS)
Supplemental disclosures of cash flow information:

Interest paid (including amounts credited to deposit accounts)...  $14,756  $10,624

Income taxes paid................................................  $   757  $   646

Non-cash transactions:

Mortgage loans securitized as mortgage-backed securities.........        -  $ 1,767

Loans transferred to foreclosed properties.......................  $    24  $   126

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

The results of operations and other data for the three and nine months ended March 31, 1997 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 1997.

The unaudited consolidated financial statements include the accounts of Hallmark Capital Corp. (the "Company") and its wholly-owned subsidiary, West Allis Savings Bank and subsidiaries (the "Bank") as of and for the three and nine months ended March 31, 1997. All material intercompany accounts and transactions have been eliminated in consolidation.

(2)  EARNINGS PER SHARE

Earnings per share of common stock for the three and nine months ended March 31, 1997 have been computed by dividing net income for the period by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Stock options are regarded as common stock equivalents and are therefore considered in per share calculations. Common stock equivalents are computed using the treasury stock method. The computation of earnings per share is as follows:


For the Three Months Ended March 31, 1997              Primary    Fully Diluted
-----------------------------------------              -------    -------------

      Weighted average common shares outstanding ..   1,442,950      1,442,950
      Ungranted restricted stock ..................      (9,231)        (9,231)
      Uncommitted ESOP shares .....................     (84,333)       (84,333)
      Common stock equivalents due to
       dilutive effect of stock options ...........      86,886         86,407
                                                      ---------      ---------

      Total weighted average common shares
       and equivalents outstanding ................   1,436,272      1,435,793
                                                      =========      =========
       Net income for period ......................    $665,000       $665,000
       Earnings per share .........................       $0.46          $0.46

For the Nine Months Ended March 31, 1997
----------------------------------------

      Weighted average common shares outstanding ..   1,442,950      1,442,950
      Ungranted restricted stock ..................      (9,231)        (9,231)
      Uncommitted ESOP shares .....................     (84,333)       (84,333)
      Common stock equivalents due to
       dilutive effect of stock options ...........      81,667         86,407
                                                      ---------      ---------

      Total weighted average common shares
       and equivalents outstanding ................   1,431,053      1,435,793
                                                     ==========     ==========
       Net income for period ......................  $1,181,000     $1,181,000
       Earnings per share .........................       $0.82          $0.82

(3)  REGULATORY CAPITAL ANALYSIS

Under the Federal Deposit Insurance Corporation ("FDIC") capital regulations, the Bank is required to meet the following capital standards: (1) "Tier 1 capital" in an amount not less than 3% of total assets; (2) "Tier 1 leverage capital" in an amount not less than 4% of risk-weighted assets; and (3) "total capital" in an amount not less than 8% of risk-weighted assets. Tier 1 capital is defined to include the Bank's common shareholders' equity. Total capital is defined to include Tier 1 capital plus the allowance for loan losses. The risk-based capital requirements presently address credit risk related to both recorded assets and off-balance sheet commitments and obligations. Risk-weighted assets, for regulatory measurement purposes, at March 31, 1997, totaled $233,963,000.

The Bank's regulatory capital as of March 31, 1997 was as follows (dollars in thousands):


                                                        Tier 1    Total
                                                       Capital  Capital
                                                       -------  -------
        Total consolidated shareholders' equity .....  $28,606  $28,606
        Less Holding Company shareholders' equity
         not available for bank regulatory capital ..   (3,702)  (3,702)
        Loan loss allowances ........................        -    1,655
        Net unrealized depreciation on
         available-for-sale debt securities .........      438      438
                                                       -------  -------
         Regulatory capital .........................  $25,342  $26,997
                                                       =======  =======



The following table summarizes the Bank's capital amounts and capital ratios, and the capital ratios required by the FDIC at March 31, 1997 on a fully-phased-in basis (dollars in thousands):


                            Actual   Required           Actual  Required
                            Amount    Amount   Excess   Ratio    Ratio    Excess
                            -------  --------  -------  ------  --------  ------
Tier 1 capital leverage ..  $25,342   $12,166  $13,176   6.25%     3.00%   3.25%
Tier 1 capital ...........   25,342     9,359   15,983  10.83%     4.00%   6.83%
Total capital ............   26,997    18,717    8,280  11.54%     8.00%   3.54%



As a state-chartered stock savings bank, the Bank is also subject to the minimum regulatory capital requirements of the State of Wisconsin. At March 31, 1997, on a fully-phased-in basis of 6.0%, the Bank had actual capital of $26,559,000 with a required amount of $24,628,000.

(4)  LOANS RECEIVABLE

Loans receivable are summarized as follows:

                                              MARCH 31,           JUNE 30,
                                                1997                1996
                                          ------------------   ---------------
                                                           (IN THOUSANDS)
                                                                                Increase
                                          Amount     Percent   Amount  Percent  (Decrease)
                                          ------     -------   ------  -------  ----------
Real estate mortgage loans:
 Residential one-to-four family ........  $172,441    60.2%  $153,689    61.8%     $18,752
 Home Equity ...........................    23,399     8.2%    19,349     7.8%       4,050
 Residential multi-family ..............    25,359     8.9%    19,788     8.0%       5,571
 Commercial real estate ................    16,144     5.6%     5,488     2.2%      10,656
 Residential construction ..............    31,044    10.8%    37,016    14.9%      (5,972)
 Other construction and land ...........     8,465     3.0%     6,491     2.6%       1,974
                                          --------   ------  --------    -----     -------
    Total real estate mortgage loans ...   276,852    96.7%   241,821    97.3%      35,031

Consumer-related loans:
 Automobile ............................     1,334     0.5%     1,774     0.7%        (440)
 Credit card ...........................     2,810     1.0%     2,585     1.0%         225
 Other consumer loans ..................     2,049     0.7%     2,372     1.0%        (323)
                                          --------   ------  --------    -----     -------
    Total consumer-related loans .......     6,193     2.2%     6,731     2.7%        (538)
                                          --------   ------  --------    -----     -------
Commercial loans .......................     3,149     1.1%         0     0.0%       3,149
                                          --------   ------  --------    -----     -------
    Gross loans ........................   286,194   100.0%   248,552   100.0%     $37,642

Accrued interest receivable ............     1,649              1,287

Less:
 Undisbursed portion of loan proceeds ..   (13,570)           (23,770)
 Deferred loan fees ....................      (161)               (18)
 Unearned interest .....................       (11)               (10)
 Allowances for loan losses ............    (1,655)            (1,234)
                                          --------           --------
                                          $272,446           $224,807
                                          ========           ========



Loans serviced for investors totaled $21.2 million and $23.5 million at March 31, 1997 and June 30, 1996, respectively.

(5)  MORTGAGE-BACKED AND RELATED SECURITIES

The following is a summary of held-to-maturity mortgage-backed and related securities by issuer.


                                                                   GROSS        GROSS      ESTIMATED
                                                      AMORTIZED  UNREALIZED   UNREALIZED     FAIR
                                                        COST       GAINS        LOSSES       VALUE
                                                      ---------  -----------  -----------  ---------
At March 31, 1997:                                                (DOLLARS IN THOUSANDS)
 Mortgage-backed securities:
  Federal Home Loan Mortgage Corporation (FHLMC) ...    $ 5,067         $ 64         $ 75    $ 5,056
  Federal National Mortgage Association (FNMA) .....     15,978          210          117     16,071
  Government National Mortgage Association (GNMA) ..        958           41            -        999
  Private issuers ..................................     26,003            -          298     25,705
                                                        -------         ----         ----    -------
                                                        $48,006         $315         $490    $47,831
                                                        -------         ----         ----    -------
 Collateralized mortgage obligations:
  FHLMC ............................................    $14,179         $327         $ 26    $14,480
  FNMA .............................................     18,600          145          199     18,546
  Private issuers ..................................      7,297           11          118      7,190
                                                        -------         ----         ----    -------
                                                        $40,076         $483         $343    $40,216
                                                        -------         ----         ----    -------
    Total mortgage-backed and related securities ...    $88,082         $798         $833    $88,047
                                                        =======         ====         ====    =======

At June 30, 1996:
 Mortgage-backed securities:
  FHLMC ............................................    $ 6,484         $ 72         $ 45    $ 6,511
  FNMA .............................................     19,127          180          150     19,157
  GNMA .............................................      1,379           53            -      1,432
  Private issuers ..................................     28,801            1          278     28,524
                                                        -------         ----         ----    -------
                                                        $55,791         $306         $473    $55,624
                                                        -------         ----         ----    -------
 Collateralized mortgage obligations:
  FHLMC ............................................    $14,222         $358         $ 40    $14,540
  FNMA .............................................     19,332          111          273     19,170
  Private issuers ..................................      7,987            4           86      7,905
                                                        -------         ----         ----    -------
                                                        $41,541         $473         $399    $41,615
                                                        -------         ----         ----    -------
    Total mortgage-backed and related securities ...    $97,332         $779         $872    $97,239
                                                        =======         ====         ====    =======



The following is a summary of held-to-maturity mortgage-backed and related securities.

At March 31, 1997:
 Held-To-Maturity:
  Mortgage-backed securities:
   Adjustable-rate .................................    $42,613         $279         $325    $42,567
   Fixed-rate ......................................      5,393           36          165      5,264

  Collateralized mortgage obligations:
   Adjustable-rate .................................    $31,122         $469         $223    $31,368
   Fixed-rate ......................................      8,954           14          120      8,848
                                                        -------         ----         ----    -------
                                                        $88,082         $798         $833    $88,047
                                                        =======         ====         ====    =======
At June 30, 1996:
 Held-To-Maturity:
  Mortgage-backed securities:
   Adjustable-rate .................................    $49,256         $234         $315    $49,175
   Fixed-rate ......................................      6,534           72          158      6,448

 Collateralized mortgage obligations:
  Adjustable-rate ..................................    $31,349         $464         $284    $31,529
  Fixed-rate .......................................     10,193            9          115     10,087
                                                        -------         ----         ----    -------
                                                        $97,332         $779         $872    $97,239
                                                        =======         ====         ====    =======

(6)  NOTES PAYABLE AND OTHER BORROWINGS

Notes payable and other borrowings are summarized as follows (dollars in thousands):


                                         MARCH 31, 1997      JUNE 30, 1996
                                       ------------------  ------------------
                                                 WEIGHTED            WEIGHTED
                                                 AVERAGE             AVERAGE
                             MATURITY   AMOUNT     RATE     AMOUNT     RATE
                             --------  --------  --------  --------  --------
  Advances from
   Federal Home Loan Bank     1996     $      -        -   $ 23,200      5.77%
                              1997       41,000     5.65%    27,100      5.79
                              1998       21,000     5.42     20,000      5.44
                              1999       16,000     6.64     18,000      6.06
                              2000       17,016     6.27      8,016      6.53
                              2001        3,000     5.91      3,000      5.91
                              2002        5,000     6.43
                              2003        3,070     5.60      3,070      5.60
                                       --------            --------
                                       $106,086     5.90%  $102,386      5.82%
                                       ========     ====   ========      ====
  Securities sold under
   agreements to repurchase   1996     $      0     0.00%  $ 11,568      5.61%
                                       ========            ========



FHLB advances totaled $106.1 million or 100.0% and $102.4 million or 89.8% of total borrowings at March 31, 1997 and June 30, 1996, respectively. The Company is required to maintain as collateral unencumbered one-to-four family mortgage loans in its portfolio such that the outstanding balance of FHLB advances does not exceed 60% of the book value of this collateral. The Company had delivered mortgage-backed securities with a carrying value of $20.5 million and $23.6 million at March 31, 1997 and June 30, 1996, respectively. In addition, all FHLB advances are collateralized by all Federal Home Loan Bank stock and are subject to prepayment penalties. The Company's unused advance line with the Federal Home Loan Bank was $14.5 million at March 31, 1997. Short-term FHLB advances due in one year or less totaled $48.0 million and $49.3 million at March 31, 1997 and June 30, 1996, respectively.

The Company enters into sales of mortgage-backed securities with agreements to repurchase identical securities (reverse repurchase agreements) and substantially identical securities (dollar reverse repurchase agreements). These transactions are treated as financings with the obligations to repurchase securities reflected as a liability. The dollar amount of securities underlying the agreements remains in the asset accounts. The securities underlying the agreements are delivered to the counterparty's account. Liabilities recorded under agreements to repurchase identical and substantially identical securities were $0 and $11.6 million at March 31, 1997 and June 30, 1996, respectively. At June 30, 1996, the reverse repurchase agreements had a weighted average underlying coupon interest rate of 5.61%, and matured within 30 days of the date indicated. The agreements were collateralized by mortgage-backed certificates with a carrying value and market value of $11.8 million and $12.1 million, respectively, at June 30, 1996.

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

GENERAL

Hallmark Capital Corp. (the "Company") is the holding company for West Allis Savings Bank (the "Bank"), a Wisconsin state-chartered savings bank. The Bank's principal business consists of attracting funds in the form of deposits and other borrowings and investing such funds primarily in residential real estate loans, mortgage-backed and related securities and various types of consumer and commercial loans. In order to maximize shareholder value, the Company continues to pursue a strategy of effectively utilizing the capital acquired in the Bank's conversion from mutual to stock form and the Company's initial public offering consummated in December 1993 (the "Conversion"). The Company believes that its effective utilization of capital is best achieved through the growth of the Company's business. This growth is to be achieved primarily through the expansion of the Company's asset base and diversification of the Company's portfolio into higher yielding assets.

Commencing in fiscal 1994 and continuing through fiscal 1996, the Company took the first step and implemented this strategy by leveraging its capital base to achieve asset growth. This leveraging strategy was designed to reach a targeted asset size for the Company established by the Board of Directors within a three-to-five year period following the Conversion while maintaining adequate capital ratios. The Company increased its asset size from $179.6 million at June 30, 1994 to $377.2 million at June 30, 1996. The Bank's principal investment focus during this three-year post-Conversion period was to originate and purchase mortgage loans (principally loans secured by one-to-four family owner-occupied homes) and purchase mortgage-backed and related securities. The asset growth was funded through significant increases in Federal Home Loan Bank ("FHLB") advances and other borrowings and increases in deposits, primarily brokered and non-brokered wholesale deposits. Pursuit of the foregoing strategy contributed to increases in the Company's net income, earnings per share, return on average equity ("ROAE") and return on average assets ("ROAA") in fiscal 1994, 1995 and 1996.

In fiscal 1997, the Company intends to implement the second phase of its strategic plan by slowing its asset growth and focusing on asset portfolio diversification. While the Company intends to continue to originate and purchase one-to-four family mortgage loans, the Company's long-term objective is to increase net income by increasing the proportion of higher yielding assets in its loan portfolio. In the event the origination and purchase of one-to-four family mortgage loans exceeds the percentage of portfolio targets under the Company's assets portfolio diversification plan, the Company may consider sales of such loans in the secondary market. The Company began to implement this strategy in the second half of fiscal 1996 by increasing the multi-family real estate, multi-family construction and commercial/nonresidential real estate components of its loan portfolio. Portfolio diversification in fiscal 1997 has included continued investments in these types of loans, both within its primary lending area, and through purchases of loans or participation interests in loans originated by other lenders within and outside of its primary lending area, including loans or participation interests in loans secured by properties located outside the state of Wisconsin. In deciding whether or not to purchase a loan or participation interest in a loan originated outside of the Company's primary lending area, management of the Company has applied, and continues to apply, underwriting guidelines which are as strict as those applicable to the origination of similar loans within its primary lending area.

The Company began operations of the Bank's commercial loan division during the three months ended March 31, 1997. At March 31, 1997, the commercial loan portfolio totaled $3.1 million. The Company anticipates that the focus of its commercial lending operation will be small business loans and anticipates the division should generate approximately $10.0 million to $15.0 million in commercial loans during its first year of operations.*

The Company intends to fund its asset portfolio diversification in fiscal 1997 through a combination of retail deposits, wholesale brokered and non-brokered deposits, borrowings, the maturity and sale of mortgage-backed and related securities, and the sale of 1-4 family mortgage loans.

Management anticipates that as the Company's volume of multi-family and commercial/nonresidential real estate lending activity continues to increase, the Company will need to build a higher level of allowance for loan losses established through a provision for loan losses.* However, the Company believes that building the higher yielding multi-family and commercial/nonresidential real estate components of its gross loan portfolio will benefit the Company longer term, and should contribute to long-term improvement in the Company's net income and return on equity.*

RECENT REGULATORY DEVELOPMENTS

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

The FDIC published a final rule on December 24, 1996, providing for an effective SAIF assessment range of 0 to 27 basis points beginning October 1, 1996. This assessment range is comparable to the current rate schedule for BIF-institutions and represents a reduction in FDIC premium expense for the Bank, which is expected to continue in future periods.

The DIF Act addressed other matters which will affect the Bank. Certain bond obligations of the Financial Corporation ("FICO"), which were issued to resolve the savings and loan crisis in the 1980's, will be shared by all insured depository institutions beginning after December 31, 1996. This obligation had previously been the sole responsibility of SAIF-insured institutions and had been funded through SAIF assessments. The DIF Act eliminated the statutory link between FICO's assessments and amounts authorized to be assessed by the SAIF, effective January 1, 1997. All insured institutions will pay an annual assessment to fund interest payments on the FICO bonds. Beginning in 1997, BIF-member institutions will pay one-fifth the rate to be paid by SAIF members, for the first three years. The annual FICO assessment is 1.3 and 6.5 basis points of deposits for BIF and SAIF members, respectively. After January 1, 2000, BIF and SAIF members will share the FICO payments on a pro-rata basis, which is assessed at 2.4 basis points, until the bonds mature in 2017.

In addition, the DIF Act provides for the merger of BIF and SAIF into a single Deposit Insurance Fund. This provision will be effective January 1, 1999, assuming that no insured depository institution is a savings association on that date. This legislation contemplates that the savings association charter will be phased out over that period of time.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds are retail and wholesale brokered and non-brokered deposits, proceeds from principal and interest payments on loans, principal and interest payments on mortgage-backed and related securities and FHLB-Chicago advances. Alternative funding sources are evaluated and utilized based upon factors such as interest rates, availability, maturity, administrative costs and retention capability. Although maturity and scheduled amortization of loans are predicable sources of funds, deposit flows, mortgage prepayments and prepayments on mortgage-backed and related securities are influenced significantly by general interest rates, economic conditions and competition. Mortgage loans and mortgage securities prepayments accelerated during the fiscal year ended June 30, 1994 as interest rates decreased, declined during fiscal 1995 as interest rates increased, and increased during fiscal 1996 as interest rates declined for the first half of the fiscal year before increasing in the last half of the fiscal year. Interest rates declined during the nine months ended March 31, 1997, and began to increase again at the end of March 1997.

The primary investing activity of the Company is the origination and purchase of loans and the purchase of mortgage-backed and related securities. For the nine months ended March 31, 1997, the Company originated and purchased loans totaling $72.0 million and $13.5 million, respectively, as compared to the nine months ended March 31, 1996 when originated and purchased loans totaled $45.1 million and $19.8 million, respectively. There were no purchases of mortgage-backed and related securities held-to-maturity for the nine months ended March 31, 1997, and $47.7 million for the nine months ended March 31, 1996. There were no purchases of investment securities held-to-maturity for the nine months ended March 31, 1997 and $483,000 for the nine months ended March 31, 1996. For the nine months ended March 31, 1997 and 1996, these activities were funded primarily by principal repayments on loans of $46.9 million and $21.4 million, respectively; principal repayments on mortgage-backed and related securities of $15.3 million and $16.5 million, respectively; proceeds from the sale of mortgage loans of $988,000 and $5.1 million, respectively; net increase in deposits of $39.6 million and $67.4 million, respectively; and net proceeds from notes payable to the FHLB-Chicago of $3.7 million and $13.8 million, respectively. Purchases of securities available-for-sale totaled $2.0 million and sales were $1.5 million for the nine months ended March 31, 1997, compared to purchases of $46.4 million and sales of $42.0 million for the nine months ended March 31, 1996.

The Company is required to maintain minimum levels of liquid assets under the regulations of the Department of Financial Institutions, Division of Savings and Loan for state-chartered stock savings banks. Savings banks are required to maintain an average daily balance of liquid assets (including cash, certain time deposits, certain bankers acceptances, certain corporate debt securities, securities of certain mutual funds and specified United States government, state or federal agency obligations) of not less than 8.0%. The Company's liquidity ratio was 20.05% at March 31, 1997. The Company adjusts its liquidity levels to meet various funding needs and to meet its asset and liability management objectives.

The Company's most liquid assets are cash and cash equivalents, which include investments in highly-liquid, short-term investments. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. At March 31, 1997 and June 30, 1996, cash and cash equivalents was $4.8 million.

During the nine months ended March 31, 1997, the Company continued to find wholesale brokered and non-brokered deposits to be an efficient source and a cost-effective method, relative to local retail market deposits, of meeting the Bank's funding needs. During the nine months ended March 31, 1997, pricing of wholesale brokered deposits ranged from 20 to 40 basis points above comparable term U.S. Treasury securities. At March 31, 1997, the average rate of the wholesale brokered deposits accepted by the Company was 5.96% compared to an average rate paid for retail certificates of deposit of 5.76%. During the nine months ended March 31, 1997, management believed that the costs, overhead and interest expense of achieving comparable retail deposit growth would have exceeded the costs related to the use of wholesale brokered deposits as a funding source. However, management recognizes that the likelihood for retention of brokered certificates of deposit is more a function of the rates paid on such accounts as compared to retail deposits which may be established due to Bank location or other intangible reasons. The Company's overall cost of funds has increased in recent years due primarily to a much greater percentage of the deposits being in certificates, both wholesale brokered and retail, as opposed to passbooks, money market accounts and checking accounts. At March 31, 1997, retail and wholesale certificates of deposit totaled $83.2 million and $135.1 million, respectively. Management believes that a significant portion of its retail deposits will remain with the Company and, in the case of wholesale brokered deposits, may be replaced with similar type accounts even should the level of interest rates change.* However, in the event of a significant increase in market interest rates, the cost of obtaining replacement wholesale deposits and FHLB advances would increase as well.

The Bank's Board of Directors has set a maximum limitation of total borrowings equal to 32% of total assets. This internal limit is 3% below the allowable borrowing limit (for all borrowings including FHLB advances and reverse repurchase agreements) of 35% of total assets established by the FHLB-Chicago. At March 31, 1997, FHLB advances totaled $106.1 million or 26.0% of the Bank's total assets and there were no other borrowings. At March 31, 1997, the Bank had unused borrowing authority under the borrowing limitations established by the Board of Directors of $24.7 million and $37.0 million under the FHLB total asset limitation. The Bank intends to fund asset portfolio diversification in fiscal 1997 through modest increases in FHLB advances, and to maintain the 3% excess borrowing capacity with the FHLB as a contingent source of funds to meet liquidity needs as deemed necessary by the Board of Directors of the Bank.

Liquidity management for the Company is both an ongoing and long-term function of the Company's asset/liability management strategy. Excess funds generally are invested in short-term investments such as federal funds or overnight deposits at the FHLB-Chicago. Whenever the Company requires funds beyond its ability to generate them internally, additional sources of funds usually are available and obtainable from the wholesale brokered and non-brokered market as well as the unused credit line from the FHLB-Chicago, and funds also may be available through reverse repurchase agreements wherein the Company pledges investment, mortgage-backed or related securities. During the three months ended March 31, 1997, management negotiated the terms of an agreement to obtain a contingent backup credit facility with a major correspondent bank to replace a portion of its interest rate sensitive liabilities, such as borrowings and wholesale brokered and non-brokered deposits should such funding sources become difficult or impracticable to obtain or retain due to a changing interest rate environment. This backup credit facility was put in place on May 2, 1997 and is now available to the Company. The Company also has a federal funds open line of credit in the amount of $5.0 million with a correspondent bank which does not require the direct pledging of any assets. In addition, the Company maintains a relatively high level of liquid assets such as investment securities and mortgage-backed and related securities available-for-sale in order to ensure sufficient sources of funds are available to meet the Company's liquidity needs.

Commitments to originate mortgage loans of $6.4 million at March 31, 1997 represent amounts which the Bank expects to fund during the quarter ending June 30, 1997. There were no commitments to sell fixed-rate mortgage loans at March 31, 1997. The Bank had unissued credit under existing home equity line-of-credit loans and credit card lines of $15.8 million and $6.4 million, respectively, as of March 31, 1997. The Bank had no commitments to purchase adjustable-rate or fixed-rate mortgage-backed and related securities as of March 31, 1997. The Company anticipates it will have sufficient funds available to meet its current loan commitments, including loan applications received and in process to the issuance of firm commitments. Certificates of deposit scheduled to mature in one year or less at March 31, 1997 totaled $129.1 million.

CHANGE IN FINANCIAL CONDITION

Total assets increased $32.1 million, or 8.5%, from $377.2 million at June 30, 1996 to $409.3 million at March 31, 1997. This increase is primarily reflected in an increase in loans receivable, funded primarily by an increase in wholesale brokered and non-brokered deposits and decreases in securities available-for-sale and mortgage-backed and related securities.

Cash and cash equivalents were $4.8 million at March 31, 1997 and June 30, 1996.

Securities available-for-sale decreased to $31.0 million at March 31, 1997 compared to $37.3 million at June 30, 1996. Mortgage-backed and related securities held-to-maturity decreased to $88.1 million at March 31, 1997 compared to $97.3 million at June 30, 1996. The decrease in securities available-for-sale and mortgage-backed and related securities was the result of management's decision to use proceeds from the sale of such securities and principal repayments to fund growth in loans receivable.

Loans receivable increased to $272.4 million at March 31, 1997 compared to $224.8 million at June 30, 1996. The increase at March 31, 1997 compared to June 30, 1996 is primarily the result of management's decision to retain its ARM, intermediate-term (15 year) and long-term (30 year) fixed-rate loans originated and purchased for the Company's portfolio, as such loans carried higher yields than comparable mortgage-backed and related securities during the nine months ended March 31, 1997. Total mortgage loans originated and purchased amounted to $62.0 million ($13.5 million of which were purchased mortgage loans) and $62.4 million ($19.8 million of which were purchased mortgage loans) for the nine months ended March 31, 1997 and 1996, respectively, while sales of fixed-rate mortgage loans totaled $988,000 and $5.1 million for the nine months ended March 31, 1997 and 1996, respectively. Total commercial real estate mortgage loans originated and purchased totaled $11.9 million and $6.6 million for the nine months ended March 31, 1997 and 1996, respectively.

Deposits increased $39.6 million to $269.3 million at March 31, 1997 from $229.7 million at June 30, 1996. The increase in deposits was primarily due to the Company's marketing efforts and the use of brokers to increase the certificates of deposits with the Company. Brokered certificates of deposit totaled $90.5 million at March 31, 1997, representing 33.6% of total deposits as compared to $75.3 million, or 32.8% of total deposits, at June 30, 1996. Non-brokered wholesale deposits totaled $44.6 million at March 31, 1997, representing 16.6% of total deposits as compared to $32.7 million, or 14.2% of total deposits at June 30, 1996. Deposits are the Company's primary source of externally generated funds. The level of deposits is heavily influenced by such factors as the general level of short- and long-term interest rates as well as alternative yields that investors may obtain on competing investment securities such as money market mutual funds.

FHLB-Chicago advances and other borrowings decreased to $106.1 million at March 31, 1997 compared to $114.0 million at June 30, 1996. At March 31, 1997, FHLB advances were $106.1 million or 27.9% of total liabilities compared to $102.4 million or 29.2% of total liabilities at June 30, 1996. At March 31, 1997, the Company had no funds borrowed under reverse repurchase agreements compared to $11.6 million at June 30, 1996. The Company has used FHLB-Chicago advances and securities sold under agreements to repurchase as a funding source due to attractive rates offered on advances in relation to deposit funds obtainable in the Company's local market.

ASSET/LIABILITY MANAGEMENT

The Company closely monitors interest rate risk in an attempt to manage the extent to which net interest income is significantly affected by changes in market interest rates. In managing the Company's interest rate risk during the nine months ended March 31, 1997, the Company primarily utilized brokered and non-brokered wholesale certificates of deposit and, to a lesser extent, FHLB-advances to fund increases in the Company's interest-bearing assets due primarily to the attractive rates offered on wholesale certificates of deposit in relation to FHLB advances. At March 31, 1997, the Company's estimated cumulative one-year gap between assets and liabilities was a negative 2.6% of total assets as compared to 13.7% at June 30, 1996. For the nine months ended March 31, 1997, the Company managed its interest rate risk to decrease the level of its one-year negative gap position primarily by extending the maturity of the Company's liabilities, primarily through wholesale brokered and non-brokered certificates of deposits and FHLB advances, while discontinuing the use of securities sold under agreements to repurchase. During periods of rising interest rates, a positive interest rate sensitivity gap would tend to positively affect net interest income, while a negative interest rate sensitivity gap would adversely affect net income. Although the opposite effect on net income would occur in periods of falling interest rates, the Company could experience substantial prepayments of its fixed rate mortgage loans and mortgage-backed and related securities, which would result in the reinvestment of such proceeds at market rates which are lower than current rates.*

ASSET/LIABILITY MANAGEMENT SCHEDULE

The following table sets forth at March 31, 1997 the amounts of interest-earning assets and interest-bearing liabilities maturing or repricing within the time periods indicated, based on the information and assumptions set forth in the notes thereto.


                                                                           AMOUNT MATURING OR REPRICING
                                                      -----------------------------------------------------------------------
                                                                                MORE THAN    MORE THAN
                                                        WITHIN      FOUR TO     ONE YEAR    THREE YEARS
                                                         THREE       TWELVE     TO THREE      TO FIVE    OVER FIVE
                                                        MONTHS       MONTHS       YEARS        YEARS       YEARS      TOTAL
                                                      -----------  ----------  -----------  -----------  ---------  ---------
                                                                               (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS(1):
Mortgage loans(2):
     Fixed rate ....................................  $   3,446    $  9,246    $  21,181     $ 17,787     $61,648   $113,308
     Adjustable rate ...............................     33,017      53,224       56,043        6,721           -    149,005
Consumer loans (2) .................................        342       3,843        1,384          398          67      6,034
Commercial loans (2) ...............................      2,068          61          154          146         193      2,622
Mortgage-backed and related securities:
     Fixed rate and securities available-for-sale ..      1,491       4,342        8,742        4,536       7,536     26,647
     Adjustable rate ...............................     51,466      22,270            -            -           -     73,736
Investment securities and
securities available-for-sale ......................      8,898       1,716        2,035       13,673       1,814     28,136
                                                      ---------    --------    ---------    ---------    --------   --------
     Total interest-earning assets .................  $ 100,728    $ 94,702    $  89,539     $ 43,261     $71,258   $399,488
                                                      =========    ========    =========    =========    ========   ========

INTEREST-BEARING LIABILITIES:
Deposits(3):
     NOW accounts ..................................  $     180    $    540    $     856     $    419     $   403   $  2,398
     Money market deposit accounts .................      2,891       8,672        6,475        1,036         197     19,271
     Passbook savings accounts .....................      1,668       5,003        7,938        3,890       3,737     22,236
     Certificates of deposit .......................     63,758      65,380       85,291        3,746         123    218,298
     Escrow deposits ...............................          -       1,905            -            -           -      1,905
Borrowings(4)
     FHLB advances and other borrowings ............     44,000      12,000       34,000       13,016       3,070    106,086
                                                      ---------    --------    ---------    ---------    --------   --------
     Total interest-bearing liabilities ............  $ 112,497    $ 93,500    $ 134,560     $ 22,107     $ 7,530   $370,194
                                                      =========    ========    =========    =========    ========   ========
Excess (deficiency) of interest-earning assets over
 interest-bearing liabilities ......................   ($11,769)   $  1,202     ($45,021)    $ 21,154     $63,728   $ 29,294
                                                      =========    ========    =========    =========    ========   ========
Cumulative excess (deficiency) of interest-earning
 assets over interest-bearing liabilities ..........   ($11,769)   ($10,567)    ($55,588)    ($34,434)    $29,294   $ 29,294
                                                      =========    ========    =========    =========    ========   ========
Cumulative excess (deficiency) of interest-earning
 assets over interest-bearing liabilities
 as a percent of total assets ......................       (2.9)%      (2.6)%      (13.6)%       (8.4)%       7.2%       7.2%
                                                      =========    ========    =========    =========    ========   ========




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

(2) Balances have been reduced for undisbursed loan proceeds, unearned credit insurance premiums, deferred loan fees, purchased loan discounts and the allowance for loan losses, which aggregated $13.6 million at March 31, 1997.

(3) Although the Company's negotiable order of withdrawal ("NOW") accounts, passbook savings accounts and money market deposit accounts generally are subject to immediate withdrawal, management considers a certain historical amount of such accounts to be core deposits having significantly longer effective maturities and times to repricing based on the Company's historical retention of such deposits in changing interest rate environments. NOW accounts, passbook savings accounts and money market deposit accounts are assumed to be withdrawn at annual rates of 30%, 30% and 60%, respectively, of the declining balance of such accounts during the period shown. The withdrawal rates used are higher than the Company's historical rates but are considered by management to be more indicative of expected withdrawal rates currently. If all of the Company's NOW accounts, passbook savings accounts and money market deposit accounts had been assumed to be subject to repricing within one year, the one-year cumulative deficiency of interest-earning assets over interest-bearing liabilities would have been $35.5 million or 8.7% of total assets.

(4) Adjustable- and floating-rate borrowings are included in the period in which their interest rates are next scheduled to adjust rather than in the period in which they are due.

ASSET QUALITY

The Company and the Bank regularly review assets to determine proper valuation. The review consists of an update of the historical loss experience, valuation of the underlying collateral and the outlook for the economy in general as well as the regulatory environment.

The following table sets forth information regarding the Bank's non-accrual loans and foreclosed properties at the dates indicated:


                                               THREE MONTHS ENDED
                                     --------------------------------------
                                     MAR 31  DEC 31  SEP 30  JUN 30  MAR 31
                                      1997    1996    1996    1996    1996
                                     -----   -----   -----   -----   -----
                                             (DOLLARS IN THOUSANDS)
Non-accrual mortgage loans.........   $ 45   $  33   $  29   $  64   $ 183
Non-accrual consumer loans.........     10      43     117      21      24
                                      ----   -----   -----   -----   -----
Total non-accrual loans............   $ 55   $  76   $ 146   $  85   $ 207
                                      ====   =====   =====   =====   =====
Loans 90 days or more
 delinquent and still accruing.....     13       9      22      22      87
                                      ----   -----   -----   -----   -----
Total non-performing loans.........   $ 68   $  85   $ 168   $ 107   $ 294
                                      ====   =====   =====   =====   =====

Total foreclosed real estate net of
 related allowance for losses......      0      18      24       0       0
                                      ----   -----   -----   -----   -----
Total non-performing assets........   $ 68   $ 103   $ 192   $ 107   $ 294
                                      ====   =====   =====   =====   =====
Non-performing loans to
 gross loans receivable............    .02%    .02%    .06%    .04%    .14%
                                      ====   =====   =====   =====   =====
Non-performing assets to
 total assets......................    .02%    .03%    .05%    .03%    .09%
                                      ====   =====   =====   =====   =====

ALLOWANCE FOR LOAN LOSSES

The following table sets forth an analysis of the Bank's allowance for loan losses:


                                              NINE MONTHS        YEAR        NINE MONTHS
                                                 ENDED           ENDED          ENDED
                                            MARCH 31, 1997  JUNE 30, 1996  MARCH 31, 1996
                                            --------------  -------------  --------------
                                                        (DOLLARS IN THOUSANDS)

   Balance at beginning of period ............  $  1,234     $    953       $   953
   Additions charged to operations:
    One- to four-family ......................       144          172           124
    Multi-family and commercial real estate ..       333           80            50
    Consumer (1) .............................         -          115            79
    Commercial ...............................        27            -             -
                                                --------     --------       -------
                                                     504          367           253

   Recoveries:
    One- to four-family ......................         1            8             8
    Consumer .................................         1            9             6
                                                --------     --------       -------
                                                       2           17            14

   Charge-offs:
    One- to four-family ......................        (9)         (15)          (12)
    Consumer .................................       (76)         (88)          (60)
                                                --------     --------       -------
                                                     (85)        (103)          (72)
                                                --------     --------       -------

   Net charge-offs ...........................       (83)         (86)          (58)
                                                --------     --------       -------

   Balance at end of period ..................  $  1,655     $  1,234       $ 1,148
                                                ========     ========       =======

  Allowance for loan losses to
   non-performing loans at end
   of the period .............................  2,433.17%    1,153.27%       802.80%
                                                ========     ========       =======

  Allowance for loan losses to
   total loans at end of the period ..........      0.58%        0.50%         0.56%
                                                ========     ========       =======



(1) During the three months ended March 31, 1997, one-to-four family equity loan balances and additions charged to operations on such loans were transferred to the one-to-four family category from the consumer category.

The level of allowance for loan losses at March 31, 1997, reflects the continued low level of charged off and non-performing loans. Management believes that the allowance for loan losses is adequate as of March 31, 1997.

RESULTS OF OPERATIONS - COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996


GENERAL

Net income for the three months ended March 31, 1997 increased $164,000 or 32.7% to $665,000 compared to $501,000 for the comparable 1996 period. Return on average equity increased to 9.38% for the three months ended March 31, 1997 from 7.54% for the comparable 1996 period. Return on average assets increased to .66% for the three months ended March 31, 1997 from .61% for the comparable 1996 period.

NET INTEREST INCOME

The following table presents certain information related to average interest-earning assets and liabilities, net interest rate spread and net interest margin:


                                                           FOR THE THREE MONTHS ENDED MARCH 31,
                                             ---------------------------------------------------------------
                                                       1 9 9 7                             1 9 9 6
                                             -------------------------------  ------------------------------
                                                       INTEREST    AVERAGE                 INTEREST  AVERAGE
                                             AVERAGE   EARNED/     YIELD/       AVERAGE    EARNED/   YIELD/
                                             BALANCE     PAID       RATE        BALANCE      PAID     RATE
                                             --------  --------  -----------  -----------  --------  -------
                                                                 (DOLLARS IN THOUSANDS)
ASSETS:
Interest-earning assets:
 Mortgage loans ...........................  $232,510    $4,629        7.96%     $152,808    $2,962    7.75%
 Consumer loans ...........................    28,935       699         9.66       23,804       571     9.60
 Commercial loans .........................    1,,638        36         8.79            -         -        -
                                             --------    ------                  --------    ------
    Total loans ...........................   263,083     5,364         8.16      176,612     3,533     8.00
 Securities held-to-maturity:
  Mortgage-backed securities ..............    48,958       876         7.16       60,297     1,074     7.12
  Mortgage related securities .............    40,304       665         6.60       39,211       681     6.95
                                             --------    ------                  --------    ------
   Total mortgage-backed
    and related securities ................    89,262     1,541         6.91       99,508     1,755     7.05
 Investment and other securities ..........     5,410        70         5.18        4,885        70     5.73
 Securities available-for-sale ............    32,172       517         6.43       34,270       544     6.35
 Federal Home Loan Bank stock .............     5,317        88         6.62        4,074        66     6.48
                                             --------    ------                  --------    ------
  Total interest-earning assets ...........   395,244     7,580         7.67      319,349     5,968     7.48
Non-interest earning assets ...............     9,188                               7,430
                                             --------                            --------
  Total assets ............................  $404,432                            $326,779
                                             ========                            ========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
 NOW accounts .............................    $2,342        10        1.71%       $2,200        10    1.82%
 Money market deposit accounts ............    18,171       236         5.20        6,358        75     4.72
 Passbook accounts ........................    22,139       163         2.95       23,988       175     2.92
 Certificates of deposit ..................   218,376     3,167         5.80      173,157     2,480     5.73
                                             --------    ------                  --------    ------
  Total deposits ..........................   261,028     3,576         5.48      205,703     2,740     5.33
Advance payments by borrowers
 for taxes and insurance                        1,255         8         2.55        1,092         8     2.93
Borrowings ................................   103,961     1,526         5.87       84,136     1,232     5.86
                                             --------    ------                  --------    ------
  Total interest-bearing liabilities ......   366,244     5,110         5.58      290,931     3,980     5.47
Non-interest bearing deposits
 and liabilities ..........................     9,839                               9,285
Shareholders' equity ......................    28,349                              26,563
                                             --------                            --------
  Total liabilities and
   shareholders' equity ...................  $404,432                            $326,779
                                             ========                            ========
Net interest income/interest rate spread ..              $2,470        2.09%                 $1,988    2.01%
                                                         ======        ====                  ======    ====
Net earning assets/net interest margin ....   $29,000                  2.50%      $28,418              2.49%
                                              =======                  ====       =======              ====

Net interest income before provision for losses on loans increased $482,000 or 24.2% to $2.5 million for the three months ended March 31, 1997 from $2.0 million for the comparable 1996 period. Interest income increased $1.6 million for the three months ended March 31, 1997, partially offset by an increase in interest expense of $1.1 million. The level of net interest income primarily reflects a 23.8% increase in average interest-earning assets to $395.2 million for the three months ended March 31, 1997 from $319.3 million for the comparable 1996 period, a 2.0% increase in the excess of the Company's average interest-earning assets over average interest-bearing liabilities to $29.0 million for the three months ended March 31, 1997 from $28.4 million for the comparable 1996 period, and an increase in interest rate spread to 2.09% for the three months ended March 31, 1997 from 2.01% for the comparable 1996 period. The increase in interest rate spread was primarily due to the increased proportion of interest earning assets invested in loans which carry higher yields than investment securities.

INTEREST INCOME

Interest income increased 27.0% to $7.6 million for the three months ended March 31, 1997 from $6.0 million for the comparable 1996 period. The increase in interest income was the result of an increase in average interest-earning assets of 23.8% to $395.2 million for the three months ended March 31, 1997 from $319.3 million for the comparable 1996 period and an increase of 19 basis points in the yield on interest-earning assets to 7.67% for the three months ended March 31, 1997 from 7.48% for the comparable 1996 period. Interest income on loans increased 51.8% to $5.4 million for the three months ended March 31, 1997 from $3.5 million for the comparable 1996 period. The increase was the result of a rise in the Company's average gross loans of 49.0% to $263.1 million for the three months ended March 31, 1997 from $176.6 million for the comparable 1996 period, and an increase in average yield to 8.16% for the three months ended March 31, 1997 from 8.00% for the comparable 1996 period. Gross loans increased primarily as a result of the Company retaining substantially all of its adjustable and fixed rate loan originations and purchasing more loans in the secondary market. The increase in yield is attributable to the retention of longer-term fixed-rate and adjustable-rate loans and to the higher yields paid on the multi-family and commercial components of the loan portfolio. At March 31, 1997 the multifamily and commercial components of the Company's loan portfolio totaled $44.7 million, or 15.6% of the total loan portfolio, compared to $18.6 million, or 9.2% of the total loan portfolio at March 31, 1996. Interest income on mortgage-backed securities decreased 18.4% to $876,000 for the three months ended March 31, 1997 from $1.1 million for the comparable 1996 period. The decrease was primarily due to a decrease in average balances to $49.0 million for the three months ended March 31, 1997 from $60.3 million for the comparable 1996 period, partially offset by an increase in average yield to 7.16% for the 1997 period from 7.12% for the 1996 period. The increase in average yield on mortgage-backed securities was primarily due to the adjustment in the adjustable rate securities portion of this portfolio which were not fully indexed when purchased and to the higher yields paid on the private-issue portion of the mortgage securities portfolio. Interest income on mortgage-related securities decreased 2.3% to $665,000 for the three months ended March 31, 1997 from $681,000 for the comparable 1996 period. The decrease was primarily due to a decrease in average yield to 6.60% for the three months ended March 31, 1997 from 6.95% for the comparable 1996 period, partially offset by an increase in average balances to $40.3 million for the three months ended March 31, 1997 from $39.2 million for the comparable 1996 period. The decrease in average yield on mortgage-related securities was primarily due to the downward adjustment in rate on the adjustable rate securities of this portfolio and the purchase of fixed rate mortgage-related securities at lower interest rates due to lowering interest rates during the three months ended March 31, 1997. The decline in average balances of mortgage-backed and related securities is due to management's decision to increase the loans receivable portfolio. Interest income on investment securities and securities available-for-sale decreased 4.4% to $587,000 for the three months ended March 31, 1997 from $614,000 for the comparable 1996 period. The decrease was primarily due to a decrease in average balances to $37.6 million for the three months ended March 31, 1997 from $39.2 million for the comparable 1996 period, and a decrease in average yield to 6.25% for the 1997 period from 6.27% for the comparable 1996 period. The lower average yield was primarily attributable to the increased balances of investment and other securities invested at lower short-term interest rates that existed during the 1997 period as compared to the 1996 period.

INTEREST EXPENSE

Interest expense increased 28.4% to $5.1 million for the three months ended March 31, 1997 from $4.0 million for the comparable 1996 period. The increase was the result of a 25.9% increase in the average amount of interest-bearing liabilities to $366.2 million for the three months ended March 31, 1997 compared to $290.9 million for the comparable 1996 period and a increase in the average rate paid on interest-bearing liabilities to 5.58% for the 1997 period from 5.47% for the 1996 period. The increased balances of certificates of deposit (including brokered deposits), money market deposit accounts and borrowings at higher average interest rates was the primary reason for the increase in the average rate paid on the interest-bearing liabilities for the three months ended March 31, 1997 as compared to the comparable 1996 period. Interest expense on deposits increased 30.5% to $3.6 million for the three months ended March 31, 1997 from $2.7 million for the comparable 1996 period. The increase was the result of an increase in average balances of 26.9% to $261.0 million for the three months ended March 31, 1997 from $205.7 million for the comparable 1996 period, and an increase in the average rate paid to 5.48% for the 1997 period from 5.33% for the 1996 period. The increase in deposits was primarily due to an increase of 26.1% in certificates of deposit to $218.4 million for the three months ended March 31, 1997 from $173.2 million for the comparable 1996 period and an increase in the average rate paid to 5.80% for the 1997 period from 5.73% for the 1996 period. Money market deposit accounts increased 185.8% to $18.2 million for the three months ended March 31, 1997 from $6.4 million for the comparable 1996 period, and the average rate paid increased to 5.20% for the 1997 period from 4.72% for the 1996 period. Money market deposit accounts increased primarily due to aggressive marketing and a competitive rate offered during the three months ended March 31, 1997. NOW accounts increased 6.5% to $2.3 million for the three months ended March 31, 1997 from $2.2 million for the comparable 1996 period, partially offset by a decrease in average rate paid to 1.71% for the 1997 period from 1.82% for the 1996 period. These increases were partially offset by an average balance decline of 7.7% in Passbook accounts to $22.1 million for the three months ended March 31, 1997 from $24.0 million for the comparable 1996 period. The Company's increase in certificates of deposit was the result of aggressive marketing and pricing and the use of brokered certificates of deposit. Of the $218.4 million in the average balance of certificates of deposit for the three months ended March 31, 1997, $93.0 million or 42.6% represented brokered certificates of deposit compared to $67.5 million or 39.0% for the three months ended March 31, 1996. The average rate paid on brokered certificates of deposit increased to 5.95% for the three months ended March 31, 1997 from 5.71% for the comparable 1996 period. The increase was primarily due to management's decision to lengthen the maturities of such deposits during the 1997 period. Interest on borrowings (FHLB advances and reverse repurchase agreements) increased 23.9% to $1.5 million for the months ended March 31, 1997 from $1.2 million for the comparable 1996 period. The increase was primarily due to growth in average balance of FHLB advances and reverse repurchase agreements of 23.6% to $104.0 million for the three months ended March 31, 1997 from $84.1 million for the comparable 1996 period and a increase in the average rate paid to 5.87% for the 1997 period from 5.86% for the 1996 period.

PROVISION FOR LOSSES ON LOANS

The provision for losses on loans increased 16.3% to $150,000 for the three months ended March 31, 1997 from $129,000 for the comparable 1996 period. The level of allowance for losses on loans generally is determined by the Bank's historical loan loss experience, the condition and composition of the Bank's loan portfolio, and existing and anticipated general economic conditions. Management anticipates that as the Company's volume of multi-family and commercial/non-residential real estate lending activity continues to increase, the Company will need to build a higher level of allowance for loan losses established through a provision for loan losses.* Based on management's evaluation of the loan portfolio and the increase in gross loans during the three months ended March 31, 1997, the allowance for losses on loans increased 44.2% to $1.7 million at March 31, 1997 compared to $1.1 million at March 31, 1996. This increase was primarily the result of the increase in multi-family, multi-family construction, home equity, commercial real estate and commercial loan components of the gross loan portfolio which carry a greater degree of credit risk as compared to one-to-four family mortgage lending. The ratio of allowance for loan losses to gross loans increased to 0.58% at March 31, 1997 from 0.56% at March 31, 1996, reflecting the continued low level of loans charged off and non-performing loans. The amount of non-performing loans at March 31, 1997 was

$68,000 or .02% of gross loans compared to $107,000 or 0.04% of gross loans at June 30, 1996 and $294,000 or 0.14% of gross loans at March 31, 1996.

NON-INTEREST INCOME

Non-interest income decreased 31.7% to $237,000 for the three months ended March 31, 1997 from $347,000 for the comparable 1996 period. The largest components of the decrease were a decrease in other income to $17,000 for the three months ended March 31, 1997 compared to $119,000 for the comparable 1996 period, and a decrease in gains on the sale of securities and mortgage-backed and related securities to $0 for the three months ended March 31, 1997 compared to $27,000 for the comparable 1996 period. The decrease in other income reflects a gain on the sale of the property and casualty policies of the Company's insurance subsidiary of $100,000 during the three months ended March 31, 1996. The decrease in gains on the sale of securities and mortgage-backed and related securities reflects management's decision to sell higher-yielding available-for-sale securities in the 1996 period. Service charges on deposit accounts decreased $3,000 to $113,000 for the three months ended March 31, 1997 from $116,000. Insurance commissions decreased $2,000 to $30,000 for the three months ended March 31, 1997 from $32,000 for the comparable 1996 period. Also, loan servicing fees deceased $4,000 to $21,000 for the three months ended March 31, 1997 from $25,000 for the comparable 1996 period, primarily due to decreases in the Company's sold loan serviced portfolio and decreased sales of loans to the secondary market. Offsetting the decreases in non-interest income was a increase in service charges on loans to $55,000 for the three months ended March 31, 1997 compared to $27,000 for the comparable 1996 period, primarily reflecting the increased loan portfolio and loan volume.

NON-INTEREST EXPENSE

Non-interest expense increased 8.1% to $1.5 million for the three months ended March 31, 1997 from $1.4 million for the comparable 1996 period. The increase was primarily due to an increase in compensation and benefits of $154,000 to $878,000 for the three months ended March 31, 1997 from $724,000 for the comparable 1996 period, which primarily relates to higher salary, loan commission and incentive compensation. Occupancy and equipment expense increased $21,000 to $260,000 for the three months ended March 31, 1997 from $239,000 for the comparable 1996 period, due to additional bank equipment purchases. Other non-interest expense increased $7,000 to $285,000 for the three months ended March 31, 1997 from $278,000 for the comparable 1996 period, due to increases in loan, printing, office supplies, organization dues, legal and other miscellaneous expenses. The increases in non-interest expense were offset by a decrease in FDIC insurance premium expense of $65,000 to $41,000 for the three months ended March 31, 1997 from $106,000 for the comparable 1996 period. The decrease in FDIC premium expense was due to a lower assessment rate charged in the 1997 period by the FDIC on insurable deposits. See "Recent Regulatory Developments."

RESULTS OF OPERATIONS - COMPARISON OF THE NINE MONTHS ENDED MARCH 31, 1997 AND 1996

GENERAL

Net income for the nine months ended March 31, 1997 decreased $143,000 or 10.8% to $1.2 million from $1.3 million for the comparable 1996 period. The decrease in net income for the nine months ended March 31, 1997 is due primarily to a one-time after-tax charge of $533,000 to recapitalize SAIF, the FDIC insurance fund which insures deposits of savings associations, partially offset by an after-tax FDIC refund credit of $83,000. Net income for the nine months ended March 31, 1997 would have been $1.6 million, excluding the one-time FDIC special assessment and refund credit. See "Recent Regulatory Developments." Return on average equity decreased to 5.67% for the nine months ended March 31, 1997 from 6.78% for the comparable 1996 period. Return on average assets decreased to .40% for the nine months ended March 31, 1997 from
 .58% for the comparable 1996 period.

NET INTEREST INCOME

The following table presents certain information related to average interest-earning assets and liabilities, net interest rate spread and net interest margin:

                                                           FOR THE NINE MONTHS ENDED MARCH 31,
                                             ---------------------------------------------------------------
                                                       1 9 9 7                             1 9 9 6
                                             -------------------------------  ------------------------------
                                                       INTEREST    AVERAGE                 INTEREST  AVERAGE
                                             AVERAGE   EARNED/     YIELD/       AVERAGE    EARNED/   YIELD/
                                             BALANCE     PAID       RATE        BALANCE      PAID     RATE
                                             --------  --------  -----------  -----------  --------  -------
                                                                 (DOLLARS IN THOUSANDS)
ASSETS:
Interest-earning assets:
 Mortgage loans ...........................  $219,507   $13,034        7.92%     $139,212    $7,945    7.61%
 Consumer loans ...........................    27,742     1,999         9.61       22,832     1,671     9.76
 Commercial loans .........................       655        43         8.75            -         -        -
                                             --------   -------                  --------    ------
  Total loans .............................   247,904    15,076         8.11      162,044     9,616     7.91
 Securities held-to-maturity:
  Mortgage-backed securities ..............    51,488     2,725         7.06       55,296     2,810     6.78
  Mortgage related securities .............    40,754     2,028         6.63       36,385     1,959     7.18
                                             --------   -------                  --------    ------
   Total mortgage-backed
    and related securities ................    92,242     4,753         6.87       91,681     4,769     6.94
 Investment and other securities ..........     4,843       212         5.84        4,363       205     6.26
 Securities available-for-sale ............    33,659     1,673         6.63       32,382     1,716     7.07
 Federal Home Loan Bank stock .............     5,198       265         6.80        3,820       195     6.81
                                             --------   -------                  --------    ------
  Total interest-earning assets ...........   383,846    21,979         7.63      294,290    16,501     7.48
Non-interest earning assets ...............     9,364                               7,779
                                             --------                            --------
  Total assets ............................  $393,210                            $302,069
                                             ========                            ========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
 NOW accounts .............................    $2,310        30        1.73%       $2,530        32    1.69%
 Money market deposit accounts ............    14,044       548         5.20        5,847       210     4.79
 Passbook accounts ........................    23,276       527         3.02       24,365       553     3.03
 Certificates of deposit ..................   206,643     9,026         5.82      149,180     6,536     5.84
                                             --------   -------                  --------    ------
  Total deposits ..........................   246,273    10,131         5.48      181,922     7,331     5.37
Advance payments by borrowers
 for taxes and insurance                        3,617        75         2.76        3,033        67     2.95
Borrowings ................................   105,508     4,681         5.92       81,722     3,684     6.01
                                             --------   -------                  --------    ------
  Total interest-bearing liabilities ......   355,398    14,887         5.59      266,677    11,082     5.54
Non-interest bearing deposits
 and liabilities ..........................    10,055                               9,351
Shareholders' equity ......................    27,757                              26,041
                                             --------                            --------
  Total liabilities and
   shareholders' equity ...................  $393,210                            $302,069
                                             ========                            ========
Net interest income/interest rate spread ..              $7,092        2.04%                 $5,419    1.94%
                                                         ======        ====                  ======    ====
Net earning assets/net interest margin ....   $28,448                  2.46%      $27,613              2.46%
                                              =======                  ====       =======              ====

Net interest income before provision for losses on loans increased $1.7 million or 30.9% to $7.1 million for the nine months ended March 31, 1997 from $5.4 million for the comparable 1996 period. Interest income increased $5.5 million for the nine months ended March 31, 1997, partially offset by an increase in interest expense of $3.8 million. The level of net interest income primarily reflects a 30.4% increase in average interest-earning assets to $383.8 million for the nine months ended March 31, 1997 from $294.3 million for the comparable 1996 period, a 3.0% increase in the excess of the Company's average interest-earning assets over average interest-bearing liabilities to $28.4 million for the nine months ended March 31, 1997 from $27.6 million for the comparable 1996 period, and an increase in interest rate spread to 2.04% for the nine months ended March 31, 1997 from 1.94% for the comparable 1996 period.

INTEREST INCOME

Interest income increased 33.2% to $22.0 million for the nine months ended March 31, 1997 from $16.5 million for the comparable 1996 period. The increase in interest income was the result of an increase in average interest-earning assets of 30.4% to $383.8 million for the nine months ended March 31, 1997 from $294.3 million for the comparable 1996 period and an increase of 15 basis points in the yield on interest-earning assets to 7.63% for the nine months ended March 31, 1997 from 7.48% for the comparable 1996 period. Interest income on loans increased 56.8% to $15.1 million for the nine months ended March 31, 1997 from $9.6 million for the comparable 1996 period. The increase was the result of a rise in the Company's average gross loans of 53.0% to $247.9 million for the nine months ended March 31, 1997 from $162.0 million for the comparable 1996 period, and an increase in average yield to 8.11% for the nine months ended March 31, 1997 from 7.91% for the comparable 1996 period. Gross loans increased primarily as a result of the Company retaining substantially all of its adjustable and fixed rate loan originations and purchasing more loans in the secondary market. The increase in yield is attributable to the retention of longer-term fixed-rate and adjustable-rate loans, and to the higher yields paid on the multi-family and commercial components of the loan portfolio. Interest income on mortgage-backed securities decreased 3.0% to $2.7 million for the nine months ended March 31, 1997 from $2.8 million for the comparable 1996 period. The decrease was primarily due to an decrease in average balances to $51.5 million for the nine months ended March 31, 1997 from $55.3 million for the 1996 period, partially offset by an increase in average yield to 7.06% for the 1997 period from 6.78% for the 1996 period. The increase in average yield on mortgage-backed securities was primarily due to the adjustment in the adjustable rate securities portion of this portfolio which were not fully indexed when purchased and partially attributable to the higher yields paid on the private-issue portion of the mortgage securities portfolio. Interest income on mortgage-related securities increased 3.5% to $2.028 million for the nine months ended March 31, 1997 from $1.959 million for the comparable 1996 period. The increase was primarily due to an increase in average balances to $40.8 million for the nine months ended March 31, 1997 from $36.4 million for the comparable 1996 period, partially offset by a decrease in average yield to 6.63% for the nine months ended March 31, 1997 from 7.18% for the comparable 1996 period. The decrease in average yield on mortgage-related securities was primarily due to the downward adjustment in rate on the adjustable rate securities of this portfolio and the purchase of fixed rate mortgage-related securities at lower interest rates. Interest income on investment securities and securities available-for-sale decreased 1.9% to $1.885 million for the nine months ended March 31, 1997 from $1.921 million for the comparable 1996 period. The decrease was primarily due to a decrease in average yield to 6.53% for the nine months ended March 31, 1997 from 6.97% for the comparable 1996 period, partially offset by an increase in average balances to $38.5 million for the nine months ended March 31, 1997 from $36.7 million for the comparable 1996 period. The lower average yield was primarily attributable to the additional balances of securities available-for-sale invested at lower interest rates.

INTEREST EXPENSE

Interest expense increased 34.3% to $14.9 million for the nine months ended March 31, 1997 from $11.1 million for the comparable 1996 period. The increase was the result of a 33.3% increase in the average amount of interest-bearing liabilities to $355.4 million for the nine months ended March 31, 1997 compared to $266.7 million for the comparable 1996 period. The increased balances of certificates of deposit and borrowings at higher average interest rates, partially offset by lower average rates paid on money market deposits and NOW accounts, was the primary reason for the increase in average rate paid on interest-bearing liabilities to 5.59% for the nine months ended March 31, 1997 from 5.54% for the comparable 1996 period. Interest expense on deposits increased 38.2% to $10.1 million for the nine months ended March 31, 1997 from $7.3 million for the comparable 1996 period. The increase was the result of an increase in average balances of 35.4% to $246.3 million for the nine months ended March 31, 1997 from $181.9 million for the comparable 1996 period, and an increase in the average rate paid to 5.48% for the 1997 period from 5.37% for the 1996 period. The increase in deposits was primarily due to an increase of 38.5% in certificates of deposit to $206.6 million for the nine months ended March 31, 1997 from $149.2 million for the comparable 1996 period. The increase in average rate paid during the 1997 period was due to an increase in the certificates of deposit and money market deposits which carry higher average rates paid than the passbook and NOW accounts, for which average balances declined. The Company's increase in certificates of deposit was the result of aggressive marketing and pricing and the use of brokered certificates of deposit. Of the $206.6 million in the average balance of certificates of deposit for the nine months ended March 31, 1997, $85.7 million or 41.5% represented brokered certificates of deposit compared to $46.9 million or 31.4% for the nine months ended March 31, 1996. The average rate paid on brokered certificates of deposit decreased to 5.87% for the nine months ended March 31, 1997 from 5.88% for the comparable 1996 period. Money market deposit accounts increased 140.2% to $14.0 million for the nine months ended March 31, 1997 from $5.8 million for the comparable 1996 period, and the average rate paid increased to 5.20% for the 1997 period from 4.79% for the 1996 period. Money market deposit accounts increased primarily due to aggressive marketing and a competitive rate offered during the nine months ended March 31, 1997. These increases were partially offset by a decrease in passbook accounts of 4.5% to $23.3 million for the nine months ended March 31, 1997 from $24.4 million for the comparable 1996 period and by a decline of 8.7% in NOW accounts to $2.3 million for the nine months ended March 31, 1997 from $2.5 million for the comparable 1996 period. The decline in NOW accounts was primarily the result of transferring $3.0 million of interest-bearing NOW accounts to non-interest bearing demand deposit type accounts during fiscal 1996. Interest on borrowings (FHLB advances and reverse repurchase agreements) increased 27.1% to $4.7 million for the nine months ended March 31, 1997 from $3.7 million for the comparable 1996 period. The increase was primarily due to growth in average balance of FHLB advances and reverse repurchase agreements of 29.1% to $105.5 million for the nine months ended March 31, 1997 from $81.7 million for the comparable 1996 period, partially offset by a decrease in the average rate paid to 5.92% for the 1997 period from 6.01% for the 1996 period.

PROVISION FOR LOSSES ON LOANS

The provision for losses on loans increased 99.2% to $504,000 for the nine months ended March 31, 1997 from $253,000 for the comparable 1996 period. For a discussion of the factors considered by management in determining the appropriate level of allowance for losses on loans to be established through a provision for losses on loans, see comments under "Provision for Losses on Loans" contained in the section entitled, "Results of Operations - Comparison of the Three Months Ended March 31, 1997 and 1996."

NON-INTEREST INCOME

Non-interest income decreased 23.2% to $714,000 for the nine months ended March 31, 1997 from $930,000 for the comparable 1996 period. The largest components of the decrease were a decrease in other income to $47,000 for the nine months ended March 31, 1997 compared to $165,000 for the comparable 1996 period, a decrease in gains on the sale of securities and mortgage-backed and related securities to $7,000 for the nine months ended March 31, 1997 compared to $70,000 for the comparable 1996 period, a decrease in gains on the sale of loans to $14,000 for the nine months ended March 31, 1997 compared to $52,000 for the comparable 1996 period, a decrease in insurance commissions to $78,000 for the three months ended March 31, 1997 compared to $103,000 for the comparable 1996 period, and a decrease in loan servicing fee to $65,000 for the nine months ended March 31, 1997 compared to $80,000 for the comparable 1996 period. The decrease in other income and insurance commissions reflects the sale of the property and casualty policies of the Company's insurance subsidiary for a one-time gain of $100,000 during the three months ended March 31, 1996. The decrease in gains on the sale of securities and mortgage-backed and related securities reflects management's decision to sell more higher-yielding available-for-sale securities in the 1996 period. The decrease in gains on the sale of loans reflects the gain on the sale of a significant portion of the Bank's student loan portfolio in the 1996 period. The decrease in loan servicing fees reflects the decreases in the Company's sold loan serviced portfolio and sales of loans to the secondary market. Service charges on loans increased $44,000 to $134,000 for the nine months ended March 31, 1997 from $90,000 for the comparable 1996 period, primarily reflecting the increased loan portfolio and loan volume. Service charges on deposit accounts decreased $1,000 to $369,000 for the nine months ended March 31, 1997 from $370,000 for the comparable 1996 period.


NON-INTEREST EXPENSE

Non-interest expense increased 35.4% to $5.5 million for the nine months ended March 31, 1997 from $4.0 million for the comparable 1996 period. The increase was primarily due to an increase in FDIC deposit insurance premiums of $772,000 to $1,045,000 for the nine months ended March 31, 1997 from $273,000 for the comparable 1996 period. The increase in FDIC deposit insurance premiums was primarily a result of an industry-wide special assessment charge of $877,000 for an amount to recapitalize the SAIF during the 1996 period, partially offset by a refund credit of $137,000. See "Recent Regulatory Developments." Compensation and benefits expense increased $469,000 to $2.6 million for the nine months ended March 31, 1997 from $2.2 million for the comparable 1996 period, which primarily relates to higher salary, loan commissions and incentive compensation and an increase in full-time equivalent employees. Occupancy and equipment expense increased $82,000 to $705,000 for the nine months ended March 31, 1997 from $623,000 for the comparable 1996 period, due to additional bank equipment purchases. Other non-interest expense increased $119,000 to $863,000 for the nine months ended March 31, 1997 from $744,000 for the comparable 1996 period, due to increases in loan, printing, office supplies, organization dues, legal and other miscellaneous expenses. The increases in non-interest expense were partially offset by a decrease in marketing expense of $8,000 to $229,000 for the nine months ended March 31, 1997 from $237,000 for the comparable 1996 period.

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

         Not applicable.


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



                        Hallmark Capital Corp.
                        ----------------------
                             (Registrant)




Date:  May 7, 1997      /s/   James D. Smessaert
                        -------------------------
                        James D. Smessaert
                        Chairman of the Board
                        Chief Executive Officer



Date:  May 7, 1997      /s/   Arthur E. Thompson
                        -------------------------
                        Arthur E. Thompson
                        Chief Financial Officer

                                 EXHIBIT INDEX




Exhibit No.               Description
-----------               -----------
    27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.