Form 10-K405
period 1997-06-30
HALLMARK CAPITAL CORP
filed 1997-09-19
CIK 910522

-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

For Fiscal Year Ended June 30, 1997              Commission File Number  0-22224



                            HALLMARK CAPITAL CORP.
            (Exact name of registrant as specified in its charter)

       Wisconsin                                           39-1762467
(State of Incorporation)                       (IRS Employer Identification No.)

                         7401 West Greenfield Avenue
                         West Allis, Wisconsin  53214
            (Address and Zip Code of principal executive offices)

                Registrant's telephone number:  (414) 317-7100

Securities Registered Pursuant to Section 12(b) of the Act:  None.

Securities Registered Pursuant to Section 12(g) of the Act:  Common Stock, par
                                                           value $1.00 per share
                                                           ---------------------
                                                               (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
requirements for the past 90 days.      YES [X]  NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.     YES [ ]  NO [X]

As of September 23, 1997, there were issued and outstanding 1,581,250 and 1,442,950 shares of the Registrant's Common Stock, respectively. The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the bid and asked price of such stock as of September 9, 1997, was $31.7 million. Solely for purposes of this calculation, all executive officers and directors of the Registrant are considered to be affiliates; also included as "affiliate shares" are certain shares held by various employee benefit plans where the trustees are directors of the Registrant or are required to vote a portion of unallocated shares at the direction of executive officers or directors of the Registrant. The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.

                     DOCUMENTS INCORPORATED BY REFERENCE

Part III of Form 10-K: Portions of the Proxy Statement for 1997 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

-------------------------------------------------------------------------------

                          FORM 10-K TABLE OF CONTENTS



Part I                                                                                           Page
                                                                                                 ----
             Item 1  - Business ................................................................    1

             Item 2  - Properties ..............................................................   45

             Item 3  - Legal Proceedings .......................................................   46

             Item 4  - Submission of Matters to a Vote of Security Holders .....................   47

Part II

             Item 5  - Market for the Registrant's Common Stock and Related Security
                       Holder Matters ..........................................................   48

             Item 6  - Selected Consolidated Financial and Other Data ..........................   49

             Item 7  - Management's Discussion and Analysis of Financial Condition and
                       Results of Operations ...................................................   51

             Item 8  - Financial Statements and Supplementary Data .............................   69

             Item 9  - Changes in and Disagreements with Accountants and Financial Disclosure ..   96

Part III

             Item 10 - Directors and Executive Officers of the Registrant ......................   96

             Item 11 - Executive Compensation ..................................................   96

             Item 12 - Security Ownership of Certain Beneficial Owners and Management ..........   96

             Item 13 - Certain Relationships and Related Transactions ..........................   96

Part IV

             Item 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K .........   97

             Signatures ........................................................................   99

                                   PART I.

FORWARD-LOOKING STATEMENTS

         When used in this Annual Report on Form 10-K or future filings with the Securities and Exchange Commission, in quarterly reports or press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, various words or phrases are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include words and phrases such as "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions and various other statements indicated herein with an asterisk after such statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors could affect the Company's financial performance and could cause actual results for future periods to differ materially from those anticipated or projected. Such factors include, but are not limited to: (i) general market interest rates, (ii) general economic conditions, (iii) legislative/regulatory changes, (iv) monetary and fiscal policies of the U.S. Treasury and Federal Reserve, (v) changes in the quality or composition of the Company's loan and investment portfolios, (vi) demand for loan products, (vii) deposit flows, (viii) competition, (ix) demand for financial services in the Company's markets, and
(x) changes in accounting principles, policies or guidelines.

         The Company does not undertake and specifically disclaims any obligation to update any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

ITEM 1.  BUSINESS

GENERAL

         Hallmark Capital Corp. (the "Company") was formed for the purpose of owning all of the outstanding stock of West Allis Savings Bank (the "Bank") issued in the mutual to stock conversion of the Bank (the "Conversion"). The Company acquired all of the outstanding common stock of the Bank on December 30, 1993. The Bank is a Wisconsin state-chartered stock savings bank headquartered in Milwaukee, Wisconsin.

         In order to maximize shareholder value, the Company continues to pursue a strategy of effectively utilizing the capital acquired in the Bank's Conversion and the Company's initial public offering consummated in December 1993. The Company believes that its effective utilization of capital is best achieved through the growth of the Company's business. Pursuant to the Company's post-Conversion strategic plan, this growth is to be achieved through the expansion of the Company's asset base and diversification of the Company's portfolio into higher yielding assets, and is to be implemented in two stages. In stage one, implemented in fiscal 1994 through the first half of fiscal 1997, management focused on achieving a target asset size for the Company established by the Board of Directors. In stage two, which commenced in the second half of fiscal 1996 and will continue in fiscal 1998, management focused, and intends to continue to focus, on portfolio diversification coupled with a moderate increase in the rate of growth of the Company's asset base.

         Commencing in fiscal 1994 and continuing through the first half of fiscal 1997, the Company implemented the first stage of the strategy by leveraging its capital base to achieve asset growth. The objective of the first stage of the strategy was to reach a targeted asset size for the Company established by the Board of Directors within a three-to-five year period following the Conversion. The Company increased its asset size from $179.6 million at June 30, 1994 to $409.8 million at June 30, 1997. The Bank's principal investment focus during the four-year post-Conversion period was to originate and purchase mortgage loans (principally loans secured by one-to-four family owner-occupied homes) and purchase mortgage-backed securities. The asset growth was funded through significant increases in Federal Home Loan Bank ("FHLB") advances and other borrowings and increases in deposits, primarily brokered and non-brokered wholesale deposits. Pursuit of the foregoing strategy resulted in increases in the Company's net income, earnings per share, return on average equity ("ROAE") and return on average assets ("ROAA") in fiscal 1994, 1995 and 1996. Excluding the impact of the one-time industry-wide SAIF assessment in fiscal 1997, pursuit of the strategy also resulted in increases in the Company's net income, earnings per share, ROAE and ROAA for fiscal 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Starting in the latter half of fiscal 1996 and continuing in fiscal 1997, the Company implemented the second stage of its post-Conversion plan in order to continue to increase net income, earnings per share, ROAE and ROAA. This strategy involved shifting the focus from asset growth to asset portfolio diversification, while maintaining prudent capital and liquidity levels. This was, and continues to be achieved by altering the composition of loans and securities originated, purchased, sold and held in the total asset portfolio. In particular, the Company focused and will focus on originating and purchasing higher-yielding multi-family, commercial real estate and commercial business loans secured by properties or assets located within the Company's primary lending area (as defined herein), which will either replace or supplement the lower-yielding one-to-four family mortgage loans and principal run-off from the mortgage securities portfolio. The Company also evaluated opportunities to purchase multi-family and commercial real estate loans or participation interests in such loans secured by properties located outside the Company's primary lending area. In fiscal 1997, the Company purchased an aggregate of $5.4 million, or 1.9% of gross loans at June 30, 1997, of loans and participation interests in loans originated by other lenders and secured by properties located outside of the Company's primary lending area (as defined herein). These loans and participation interests consisted primarily of commercial real estate and commercial real estate construction loans. In the second half of fiscal 1997, the Company also expanded its opportunities to originate higher-yielding loans by establishing a new commercial lending division which offers commercial/industrial real estate term loans, equipment leasing, inventory/equipment/receivables financing, lines of credit, letters of credit and SBA loan programs. Asset portfolio diversification in fiscal 1997 was funded through principal repayment cash flows from existing assets, wholesale brokered and non-brokered deposits, retail deposits and FHLB advances.

     In fiscal 1998, the Company intends to continue the implementation of the second phase of its strategic plan by slowing the rate of growth of its asset base and continuing to focus on asset portfolio diversification.* This will continue to be accomplished by increasing the origination and purchase of multi-family real estate, commercial real estate and commercial/industrial business loans, combined with the growth of the commercial lending division.* The Company also intends to begin to increase sales of one-to-four family mortgage loans in the secondary market, including selling seasoned and recently originated one-to-four family mortgage loans in order to provide liquidity for the funding of higher-yielding loan originations and purchases, increase non-interest income and maintain adequate levels of capital.* The Company anticipates that increased sales of one-to-four family loans will decrease the proportion of the gross loan portfolio represented by such loans, will increase non-interest income as a result of increased gains on the sales of such loans, and will further lessen the Company's negative gap position as such loans are replaced by higher-yielding, adjustable rate assets, including multi-family, commercial real estate and commercial loans.* Portfolio diversification in fiscal 1998 also will include continued purchases of loans or participation interests in loans originated by other lenders both within and outside of its primary lending area.* Loans purchased, or participation interests purchased, which relate to properties located outside of the Company's primary lending area will consist primarily of multi-family, commercial real estate, multi-family construction and commercial real estate construction loans.* In deciding whether or not to purchase a loan or participation interest in a loan originated outside of the Company's primary lending area, management of the Company has applied, and continues to apply, underwriting guidelines which are at least as strict as those applicable to the origination of similar loans within its primary lending area.

     The Company intends to fund its asset portfolio diversification in fiscal 1998 by a combination of retail deposits, brokered deposits, borrowings, the sale of one-to-four family mortgage loans in the secondary market, the maturity and sale of mortgage-backed and related securities and FHLB advances.*

     The increase in the level of the allowance for losses on loans during fiscal 1997 was primarily the result of increases in the commercial, home equity and commercial real estate loan portfolios. Loans secured by multi-family and commercial real estate and commercial business assets generally involve a greater degree of credit risk than one-to-four family loans and carry larger balances. The increased credit risk is the result of several factors, including concentration of principal in a limited number of loans and borrowers, the effect of general economic conditions on income-producing properties, and the increased difficulty of evaluating and monitoring these types of loans. Management anticipates that as the Company's volume of multi-family and commercial/nonresidential real estate and commercial business lending activity continues to increase, the Company will need to build a higher level of allowance for loan losses established through a provision for loan losses, which will have a negative effect on the Company's net income in the short-term.* However, the Company believes that building the higher yielding multi-family and commercial/nonresidential real estate components of its gross loan portfolio will benefit the Company longer term, and should contribute to a long-term improvement in the Company's net income and return on equity.*

     Under regulations established for state savings banks by the Wisconsin Department of Financial Institutions, Division of Savings Institutions ("DSI") as implemented by the Administrator of the DSI, the Bank is limited in the amount of multi-family, commercial real estate and commercial business loans it can hold in its loan portfolio. This limit is currently 20% of the Bank's total assets and may be increased with the approval of the DSI. At June 30, 1997, the Bank had $62.2 million of such loans in its portfolio with a current limit based on the Bank's asset base of $82.1 million. Management anticipates that as the Bank's multi-family, commercial real estate and commercial business loan origination and purchase activity increases in fiscal 1998, the Bank will be required to apply to the DSI to increase the limit to an amount in excess of 20% of the Bank's asset base.* While management believes it will be able to obtain such DSI approval, there can be no assurances that if requested, the DSI will approve an increase in such lending limit for the Bank, or at what lending limit level such approval will be granted.

     In addition, in fiscal 1998, the Company intends to continue increasing the activities of its commercial lending division as another element of the portfolio diversification strategy. The Company anticipates that the focus of its commercial lending operation will be small business loans and anticipates the division should generate approximately $10.0 million to $15.0 million in commercial loans during its first full year of operation.* During the first six months of operations ended June 30, 1997, the division originated $6.3 million in various commercial business loans secured by commercial assets. The commercial lending operation initially is likely to have an adverse impact on earnings as a result of anticipated additions to the Company's allowance for loan losses. However, management believes that adding a commercial lending component to its operations will benefit the Company longer term, and should contribute to a long-term increase in net income and return on equity. It is also anticipated that the commercial lending division will enhance the Bank's core deposit base.*

MARKET AREA

     The Bank offers a variety of retail deposit products and services primarily in Milwaukee and Waukesha counties, Wisconsin. Of the Bank's total deposits at June 30, 1997, 49.9% represented retail or core deposits obtained from within the Milwaukee and Waukesha counties and 50.1% represented non-core wholesale brokered and non-brokered deposits. The Bank also offers a variety of mortgage loan products in the southern Wisconsin counties of Milwaukee, Waukesha, Racine, Kenosha, Ozaukee, Washington, Sheboygan, Fond du Lac, Dodge, Jefferson, Dane, Rock and Walworth ("primary lending area"). During fiscal 1996 and continuing in fiscal 1997, under authority granted by the Board of Directors, management began to evaluate lending opportunities on a national basis. Loans originated or purchased and participation interests purchased in loans secured by collateral outside of the Bank's primary lending area, in fiscal 1997, did not exceed 10% of the entire portfolio and primarily consisted of commercial real estate and commercial real estate construction loans. In fiscal 1998, management intends to continue to evaluate lending opportunities on a national basis, and management will evaluate opportunities to purchase, and may in fact purchase, one-to-four family, multi-family, and commercial real estate construction and commercial real estate loans, or participation interests in such loans originated by other lenders and secured by properties located outside of the Company's primary lending area.

     The Bank's main office is located at 7401 West Greenfield Avenue, West Allis, Wisconsin. The City of West Allis is immediately west of the City of Milwaukee, which is located on the western shore of Lake Michigan, approximately 90 miles north of Chicago, Illinois. The Bank's main office is approximately four miles west of downtown Milwaukee. The Bank, in addition to its West Allis office, has two full-service branches, one in New Berlin and the other in Greenfield, which are suburbs of Waukesha and Milwaukee counties, respectively, and together account for approximately 23.8% of the Bank's total
deposits.   The Bank also operates a limited-service office inside of a senior community residence in West Allis. All of the Bank's locations are in areas generally characterized as residential neighborhoods.

     The City of Milwaukee is the largest city in Wisconsin, and the Milwaukee metropolitan statistical area ("MSA") which includes Milwaukee, Waukesha, Ozaukee and Washington counties, is the largest MSA within the

State of Wisconsin. The MSA includes a diverse economic base, including business, industry and agriculture. Major employers include Johnson Controls, Inc, Harnischfeger Industries, Inc., Briggs and Stratton Corp., Harley-Davidson, Inc., A.O. Smith Corp., Allen-Bradley and Northwestern Mutual Life Insurance Co., and the home offices of numerous other insurance companies and financial institutions. Although the local economy was adversely impacted by the reduction in the number of jobs in heavy industry in the late 1970's and early 1980's, the addition of many service industry and small manufacturing jobs has had a favorable impact upon the area's economy. The MSA has eleven colleges and universities each with enrollments exceeding 1,000 students, including Marquette University, the Milwaukee campus of the University of Wisconsin. and Concordia University.

LENDING ACTIVITIES

     GENERAL

     The largest component of the Bank's gross loan portfolio, which totaled $285.9 million at June 30, 1997, was first mortgage loans secured by owner-occupied one-to-four family residences. At June 30, 1997, one-to-four family owner-occupied mortgage loans totaled $153.6 million or 53.6% of gross loans. Of the total one-to-four family mortgage loans, $81.1 million or 52.8% were ARM loans. Of the remaining gross loans held at June 30, 1997, 9.7% were multi-family mortgage loans, 8.8% were home equity loans, 7.6% were commercial real estate loans, 6.1% were one-to-four family construction loans, 4.9% were one-to-four family non-owner occupied mortgage loans, 3.4% were multi-family construction loans, 2.6% were commercial construction and lot loans, 2.1% were in various consumer loans and 1.2% were commercial business loans. The Bank originates primarily ARM loans or fixed-rate loans which have short- and intermediate-term maturities for its own loan portfolio. The Bank also offers longer-term fixed-rate loans, some of which are sold to secondary market investors within guidelines established by the Asset/Liability Committee. The Bank's total loan portfolio increased for the year ended June 30, 1997 primarily because the Bank retained more originated loans, since such loans currently carry a higher yield than comparable mortgage-backed and related securities. During the fiscal year ended June 30, 1997, approximately $18.1 million of fixed-rate one-to-four family mortgage loans were originated and purchased as compared to $33.7 million during fiscal year ended June 30, 1996. The total amount of fixed-rate loans originated and purchased was $15.6 million and $2.5 million, respectively, for fiscal 1997; and $22.8 million and $10.9 million, respectively, for fiscal year 1996. While the level of originations of one-to-four family mortgage loans decreased slightly in fiscal 1997 compared to fiscal 1996, purchases of one-to-four family mortgage loans (including one-to-four family construction loans) decreased from $39.7 million in fiscal 1996 to $14.7 million in fiscal 1997. The reason for the decline in one-to-four family originations and purchases was due to slower overall asset growth in fiscal 1997 and the Company's strategy of asset portfolio diversification. In particular, in lieu of purchasing additional one-to-four family and multi-family mortgage loans, the Company focused on the origination of a larger percentage of higher-yielding home equity, commercial/non-residential, commercial real estate construction and commercial business loans.

     In fiscal 1998, the Company's business objectives are to profitably utilize the Company's shareholders' equity and leverage the capital position of the Company by continuing to implement a strategy of slower managed asset growth as compared to the past four fiscal years. One of the Company's primary goals is to increase the percentage size of its gross loan portfolio as compared to the percentage size of its mortgage-backed and related investment securities portfolio and within the gross loan portfolio, to increase the percentage size of higher yielding loans secured by multi-family housing and commercial real estate (both within and outside the Bank's primary lending area), and commercial business assets, as compared to loans secured by owner-occupied one-to-four family residences, both within and outside of the Bank's primary lending area. In fiscal 1998, the Company also intends to manage its capital and liquidity position and improve profitability by selling a larger percentage of newly-originated one-to-four family mortgage loans in the secondary market.* The Bank will continue to promote its home equity line of credit product, the "flexLOAN" to increase the size of its home equity loan portfolio. The Company believes it can continue to improve its return on equity through managed asset growth and through an increase in the volume of higher yielding multi-family and commercial real estate loans and commercial non-real estate loans, and through the sale of one-to-four family mortgage loans in the secondary market.

     Under regulations established for state savings banks by the DSI as implemented by the Administrator of the DSI, the Bank is limited in the amount of multi-family, commercial real estate and commercial business loans it can hold in its loan portfolio. This limit is currently 20% of the Bank's total assets and may be increased with the approval of the DSI. At June 30, 1997, the Bank had $62.2 million of such loans in its portfolio with a current limit based on the Bank's asset base of $82.1 million. Management anticipates that as the Bank's multi-family, commercial real estate and commercial business loan origination and purchase activity increases in fiscal 1998, the Bank will be required to apply to the DSI to increase the limit to an amount in excess of 20% of the Bank's asset base.* While management believes it will be able to obtain such DSI approval, there can be no assurances that if requested, the DSI will approve an increase in such lending limit for the Bank, or at what lending limit level such approval will be granted.

     While the Company intends to continue to focus its efforts on originations within its primary lending area, the Company will continue lending on credit-worthy opportunities on a national basis. In fiscal 1998, the Company's management will continue to evaluate and implement opportunities to purchase one-to-four family, multi-family, commercial real estate loans and commercial real estate construction loans, or participation interests in such loans, originated by other lenders outside the Company's primary lending area.* The Company does not intend to purchase commercial business loans, either within or outside its primary lending area, or participation interests in such loans, in fiscal 1998.* In deciding whether or not to purchase a loan or participation interest in a loan originated outside of the Company's primary lending area, management of the Company has applied, and intends to continue to apply underwriting guidelines at least as strict as those applicable to the origination of comparable loans within its market area. However, management of the Company intends to continue to be cautious with loans secured by multi-family and commercial real estate, as these types of loans generally involve a greater degree of credit risk than one-to-four family loans and carry larger balances. The increased credit risk is the result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effect of general economic conditions on income producing properties, and the increased difficulty of evaluating and monitoring these types of loans. These risks may be increased with respect to loans secured by properties located outside the Company's primary lending area due to the increased difficulty of monitoring such loans.

     As the Company's volume of multi-family, commercial real estate and commercial business lending activity has increased, the Company has built a higher level of allowance for loan losses, established through a provision for loan losses, which has had a negative effect on the Company's net income in the short term. However, the Company believes that building the higher yielding multi-family, commercial real estate and commercial business components of its gross loan portfolio will benefit the Company longer term, and should contribute to a long-term improvement in the Company's return on equity.*

     COMPOSITION OF LOAN PORTFOLIO

The following table presents information concerning the composition of the Bank's loan portfolio in dollar amounts and in percentages (before deduction for loans in process, deferred fees and discounts and allowance for losses) as of the dates indicated.



                                                                                     AT JUNE 30,
                                                             ---------------------------------------------------------
                                                                   1997                1996                1995
                                                             -----------------  ------------------  ------------------

                                                               AMOUNT  PERCENT   AMOUNT   PERCENT    AMOUNT   PERCENT
                                                             --------  -------  --------  --------  --------  --------
                                                                               (DOLLARS IN THOUSANDS)
REAL ESTATE LOANS:
  One-to-four family:
       Owner-occupied .....................................  $153,618     53.6% $146,022      58.7% $101,008      66.2%
       Non-owner occupied .................................    13,893      4.9     7,667       3.1     5,633       3.7
  Home equity........................................... ..    25,297      8.8    19,349       7.8    11,888       7.8
  Multi-family ............................................    27,616      9.7    19,788       8.0     3,755       2.5
  Commercial/nonresidential ...............................    21,693      7.6     5,488       2.2     1,297       0.8
  One-to-four family construction .........................    17,382      6.1    23,885       9.6    12,796       8.4
  Multi-family construction ...............................     9,621      3.4    13,131       5.3     2,556       1.7
  Other construction and land .............................     7,385      2.6     6,491       2.6     3,858       2.5
                                                             --------  -------  --------  --------  --------  --------
       Total real estate loans ............................   276,505     96.7   241,821      97.3   142,791      93.6
CONSUMER AND OTHER LOANS:
  Automobile ..............................................     1,195      0.4     1,774       0.7     2,327       1.5
  Student .................................................        --      0.0        --       0.0     1,974       1.3
  Credit card .............................................     2,730      1.0     2,585       1.0     2,796       1.8
  Other consumer loans ....................................     1,950      0.7     2,372       1.0     2,684       1.8
                                                             --------  -------  --------  --------  --------  --------
       Total consumer loans ...............................     5,875      2.1     6,731       2.7     9,781       6.4
  Commercial loans................................. .......     3,471      1.2         -       0.0         -       0.0
  Gross loans receivable ..................................   285,851    100.0%  248,552     100.0%  152,572     100.0%
                                                             --------  -------  --------  --------  --------  --------
ADD:
  Accrued interest, net ...................................     1,694              1,287                 784
LESS:
   Loans in process .......................................   (11,998)           (23,770)            (10,099)
   Deferred fees and discounts ............................      (197)               (18)                 28
   Allowance for loan losses ..............................    (1,762)            (1,234)               (953)
   Allowance for uncollected interest .....................       (32)               (10)                (11)
                                                             --------           --------            --------
        Total additions/deductions ........................   (12,295)           (23,745)            (10,251)
                                                             --------           --------            --------
             Loans receivable, net ........................  $273,556           $224,807            $142,321
                                                             ========           ========            ========



                                                                        AT JUNE 30,
                                                             -----------------------------------
                                                                   1994               1993
                                                             -----------------  ----------------

                                                              AMOUNT   PERCENT  AMOUNT   PERCENT
                                                             --------  -------  -------  -------
                                                                     (DOLLARS IN THOUSANDS)
REAL ESTATE LOANS:
  One-to-four family:
       Owner-occupied .....................................   $72,411     65.8% $52,317     62.9%
       Non-owner occupied .................................     5,429      5.0    4,840      5.8
  Home equity........................................... ..     9,810      8.9    7,035      8.5
  Multi-family ............................................     2,538      2.3    1,829      2.2
  Commercial/nonresidential ...............................     1,675      1.5    1,747      2.1
  One-to-four family construction .........................     7,017      6.4    5,500      6.6
  Multi-family construction ...............................        --      0.0       --      0.0
  Other construction and land .............................     1,478      1.3      681      0.8
                                                             --------  -------  -------  -------
       Total real estate loans ............................   100,358     91.2   73,949     88.9
CONSUMER AND OTHER LOANS:
  Automobile ..............................................     2,250      2.1    2,318      2.8
  Student .................................................     1,681      1.5    1,370      1.7
  Credit card .............................................     2,990      2.7    2,643      3.1
  Other consumer loans ....................................     2,730      2.5    2,895      3.5
                                                             --------  -------  -------  -------
       Total consumer loans ...............................     9,651      8.8    9,226     11.1
  Commercial loans................................. .......         -      0.0        -      0.0
  Gross loans receivable ..................................   110,009    100.0%  83,175    100.0%
                                                             --------  -------  -------  -------
ADD:
  Accrued interest, net ...................................       523               422
LESS:
   Loans in process .......................................    (4,618)           (3,179)
   Deferred fees and discounts ............................       (64)             (246)
   Allowance for loan losses ..............................      (769)             (652)
   Allowance for uncollected interest .....................       (13)               (5)
                                                             --------           -------
        Total additions/deductions ........................    (4,941)           (3,660)
                                                             --------           -------
             Loans receivable, net ........................  $105,068           $79,515
                                                             ========           =======

     LOAN MATURITY

     The following table shows the contractual maturity of the Bank's loan and mortgage-backed and related securities portfolio at June 30, 1997. Loans that have adjustable rates are shown as being due in the period during which the last payment is due. Demand loans which have no schedule for repayment and no stated maturity are reported as due in one year or less. The table does not include estimated prepayments or scheduled principal amortization. Prepayments and scheduled principal amortization on loans totaled $70.1 million, $38.7 million and $17.3 million for the years ended June 30, 1997, 1996 and 1995, respectively. Management anticipates that if and when the Bank purchases multi-family and commercial real estate loans, or participation interests in such loans, there will not be a material impact on the contractual maturities of the Bank's loan portfolio.


                                                                       AT JUNE 30, 1997
                                         -----------------------------------------------------------------------------
                                                          ONE-TO-
                                          ONE-TO-           FOUR                                              MULTI-
                                           FOUR           FAMILY           HOME           MULTI-             FAMILY
                                          FAMILY       CONSTRUCTION       EQUITY          FAMILY          CONSTRUCTION
                                          ------       ------------       ------         -------          ------------
                                                                      (IN THOUSANDS)
AMOUNTS DUE:
  Within one year .....................  $     13       $   136         $   759         $   640              $   503
  After one year:
    One to three years ................       943         1,649           1,477           1,627                   --
    Three to five years ...............     1,720            --           1,072             399                   --
    Five to ten years .................     8,196            --          21,069           4,194                1,080
    Ten to 20 years ...................    47,421            --             920           1,543                1,000
    Over 20 years .....................   109,218        15,597              --          19,213                7,038
                                         --------       -------         -------         -------              -------
       Total due after one year .......   167,498        17,246          24,538          26,976                9,118
                                         --------       -------         -------         -------              -------
       Total amounts due ..............   167,511        17,382          25,297          27,616                9,621
LESS:
  Loans in process ....................     (376)       (6,701)              --              --              (2,282)
  Deferred fees and discounts .........     (179)            --              --              --                   --
  Allowance for loan losses/
  unrealized depreciation on
  securities available-for-sale .......     (685)          (69)           (253)           (190)                 (72)
                                         --------       -------         -------         -------              -------
Loans receivable and mortgage-
  backed and related securities, net ..  $166,271       $10,612         $25,044         $27,426               $7,267
                                         ========       =======         =======         =======              =======


                                                                       AT JUNE 30, 1997
                                         -------------------------------------------------------------------------------
                                                                           TOTAL
                                                                          MORTGAGE-
                                                                           BACKED
                                         COMMERCIAL/        OTHER           AND
                                             NON-       CONSTRUCTION/     RELATED
                                         RESIDENTIAL        LAND         SECURITIES    CONSUMER    COMMERCIAL     TOTAL
                                         -----------        ----        -----------    --------    ----------    -------
                                                                       (IN THOUSANDS)
AMOUNTS DUE:
  Within one year .....................    $ 2,321          $2,691         $   643       $3,305       $1,545    $ 12,556
  After one year:
    One to three years ................        294              --           1,874          885          933       9,682
    Three to five years ...............      5,828              --           3,645          602          940      14,206
    Five to ten years .................     11,959           1,032           3,785          375           53      51,743
    Ten to 20 years ...................        701           3,662          17,041          708           --      72,996
    Over 20 years .....................        590              --          70,059           --           --     221,715
                                           -------          ------         -------       ------       ------    --------
       Total due after one year .......     19,372           4,694          96,404        2,570        1,926     370,342
                                           -------          ------         -------       ------       ------    --------
       Total amounts due ..............     21,693           7,385          97,047        5,875        3,471     382,898
LESS:
  Loans in process ....................         --          (2,639)             --           --           --     (11,998)
  Deferred fees and discounts .........         --              --            (121)          --          (18)       (318)
  Allowance for loan losses/
  unrealized depreciation on
  securities available-for-sale .......       (198)            (74)           (115)        (161)         (60)     (1,877)
                                           -------          ------         -------       ------       ------    --------
Loans receivable and mortgage-
  backed and related securities, net ..    $21,495          $4,672         $96,811       $5,714       $3,393    $368,705
                                           =======          ======         =======       ======       ======    ========



     The following table sets forth at June 30, 1997, the dollar amount of all loans and mortgage-backed and related securities due after June 30, 1998, and whether such loans have fixed interest rates or adjustable interest rates.


                                                        DUE AFTER JUNE 30, 1998
                                                   ----------------------------------
                                                    FIXED      ADJUSTABLE     TOTAL
                                                   --------  --------------  --------
                                                             (IN THOUSANDS)
Mortgage loans:
      One-to-four family ........................   $96,661      $70,837     $167,498
      One-to-four family construction ...........       378       16,868       17,246
      Home equity ...............................     3,464       21,074       24,538
      Multi-family ..............................     3,682       23,294       26,976
      Multi-family construction .................        --        9,118        9,118
      Commercial/nonresidential .................     4,426       14,946       19,372
      Other construction and land ...............        --        4,694        4,694

Consumer loans ..................................     2,570           --        2,570
Commercial loans ................................     1,926           --        1,926
                                                   --------  -----------     --------

       Gross loans receivable ...................   113,107      160,831      273,938

Mortgage-backed and related securities ..........    19,166       77,238       96,404
                                                   --------  -----------     --------

       Gross loans receivable and
        mortgage-backed and related securities ..  $132,273     $238,069     $370,342
                                                   ========  ===========     ========

  ONE-TO-FOUR FAMILY MORTGAGE LENDING

     The majority of the Bank's historical lending activity has been the origination of first mortgage loans secured by one-to-four family owner-occupied residences located within the Bank's primary lending area. In fiscal 1997, the Bank primarily purchased and originated one-to-four family real estate loans secured by properties located within the Bank's primary lending area. Of the $27.8 million in one-to-four family originations and $6.3 million in purchases during fiscal year 1997, $361,000 or 1.0% of gross one-to-four family originations and purchases were originated outside of the primary lending area. The Company did not purchase any one-to-four family mortgage loans secured by properties located outside its primary lending area. One-to-four family loan purchases decreased 73.6% in fiscal 1997 compared to fiscal 1996. The percentage decrease of one-to-four family purchased loans in fiscal 1997 was consistent with the Company's strategic plan to diversify the Bank's asset base into higher-yielding loans. The one-to-four family mortgage loans purchased in fiscal 1997 were retained in the Bank's loan portfolio. The purchased loans either were underwritten in accordance with the Bank's underwriting guidelines or if the Bank's underwriting guidelines were not met, other credit enhancements, such as loan repurchase agreements, were obtained and approved in advance by the Board of Directors.

     The Bank offers conventional fixed-rate mortgage loans and ARM loans with maturity dates which typically range from 15 to 30 years. Substantially all of the ARM loans are originated for the Bank's own loan portfolio. The Bank also originates 15-year fixed-rate loans which primarily have been retained in the Bank's portfolio in recent fiscal years. During the fiscal year ended June 30, 1997, the Bank originated and purchased $18.1 million in fixed-rate one-to-four family mortgage loans. The Bank sold $10.6 million in fixed-rate one-to-four family mortgage loans in fiscal 1997. Of the $10.6 million, $6.7 million were seasoned 15-year fixed-rate loans from the Bank's portfolio and $3.9 million were 30-year fixed-rate mortgage loans of which $1.2 million were newly-originated Wisconsin Housing and Economic Development Authority ("WHEDA") loans. The Bank had sold primarily all of its 30-year fixed loans in prior years. During fiscal 1997, management decided it would sell a portion of the fixed-rate loans originated and purchased to provide funds for adding higher yielding loans to the portfolio. In fiscal 1998, the Bank intends to sell a larger percentage of one-to-four family mortgage loans in the secondary market as part of its strategy of asset portfolio diversification, slower asset growth, and capital and liquidity management. Certain fixed-rate loans made under special loan terms or programs, principally originated for purposes of compliance with the Community Reinvestment Act are retained in the Bank's portfolio. The Bank follows Federal Home Loan Mortgage Corporation ("FHLMC") underwriting guidelines for its one-to-four family mortgage loans.

     Due to the highly competitive banking environment in its primary lending area, the Bank offers a variety of rates, fees, origination terms and mortgage products. While the interest rate on a mortgage loan is a function of the origination points charged, the Bank recently has originated loans primarily without points.

     Upon receipt of a completed mortgage application from a prospective borrower, a credit report is ordered, an appraisal from an independent third-party is obtained, income and other deposit information is verified, and, as necessary, additional financial information is requested. The Bank requires title insurance on all first mortgage loans. Borrowers must present evidence of appropriate hazard insurance and flood insurance (if applicable) prior to the closing. Borrowers are required to advance funds on a monthly basis, together with payments of principal and interest, to a mortgage escrow account from which the Bank makes disbursements for items such as real estate taxes, hazard insurance, and in some cases, flood insurance. The lending policy of the Bank restricts mortgage loan amounts to 80% of the lesser of the appraised value or purchase price of the real estate to be mortgaged to the Bank. The Bank makes mortgage loans in amounts up to 95% of the lesser of the appraised value or purchase price, subject to the availability of private mortgage insurance insuring the amount in excess of 80% of the appraised value or purchase price. One exception to this policy is for ARM loans in which case the Bank loans up to 90% of the appraised value or purchase price with the appropriate private mortgage insurance. The Bank's underwriting department reviews all the pertinent information and makes a credit decision for approval or denial within established Bank policy guidelines. Utilizing the Bank's current underwriting guidelines, a majority of one-to-four family loans were outsourced to a contract underwriter, then reviewed by the Bank's internal underwriter during fiscal 1997. The increase in outsourcing of one-to-four family loans to a contract underwriter is consistent with the strategy to contain the Bank's variable per loan origination costs. Recommendations to deny applications based on underwriting considerations are reviewed by the Bank's senior underwriter prior to a final loan denial. Summaries of all one-to-four family mortgage loan applications are reviewed on a monthly basis by the Board of Directors and the

Loan Committee. Mortgage loans held in the Bank's loan portfolio generally include due-on-sale clauses, which provide the Bank with the contractual right to deem the loan immediately due and payable in the event the borrower transfers the ownership of the property without the Bank's prior consent. The Bank enforces the due-on-sale clauses of its mortgage loans.

     The Bank makes loans under various governmental programs including WHEDA and "First Time Home Buyer" programs offered through the City of Milwaukee and the City of West Allis. The WHEDA and "First Time Home Buyer" programs generally have lower down payment and less restrictive qualification ratios. The WHEDA loans are serviced through WHEDA and originated for them, and the "First Time Home Buyer" type mortgages generally are held in portfolio.

     One-year ARM loans currently adjust a maximum of 2 percentage points per year with a lifetime interest rate cap of 12.9%. Monthly payments of principal and interest are adjusted when the interest rate adjusts to maintain full amortization of the mortgage loan within the remaining term. The Bank also offers one- and three-year ARM loans, which adjust annually after the initial one- and three-year terms, and provide for an option to convert the ARM loan to a fixed-rate loan at certain intervals upon the payment of a fee. The initial rates offered on ARM loans fluctuate with general interest rate changes and are determined by competitive conditions and the Bank's yield requirements. The Bank primarily uses the one-year Constant Maturity United States Treasury index to determine the interest rate payable upon the adjustment date of outstanding ARM loans. Substantially all of the ARM loans contain a fixed-rate conversion feature permitting conversion to a fixed rate for up to five years after origination. Conversion terms are established at origination to permit the Bank to sell the ARM loan to secondary market investors immediately upon conversion to a fixed rate. From time to time, the Bank offers initial interest rates on the ARM loans it originates below the fully indexed rate (i.e., "teasers"). To minimize the associated risk with ARM loans, borrowers are qualified at the higher of the initial offering rate or the fully-indexed rate or higher. ARM loans generally pose different risks than fixed-rate loans. In a rising interest rate environment, the underlying ARM loan payment rises, increasing the potential for default, and the marketability of the underlying property may be adversely affected. In a decreasing interest rate environment, mortgagors tend to refinance to fixed-rate loans. The Bank's delinquency experience on its ARM loans has been minimal.

     Prior to the mid-1980s, the Bank originated ARM loans which carried interest rates that were subject to annual adjustment by the Bank on a discretionary basis ("non-index ARMs"). At June 30, 1997, the Bank had $4.1 million of non-index ARMs outstanding.

     The Bank offers one- to three-year balloon payment loan programs for land loans. Under these programs, the interest rate and monthly payment are fixed for the initial term and, thereafter, provided certain conditions are met at maturity, the loan would be either paid off in full or renewed at the then-current rate.

     Historically, the Bank has focused on residential mortgage loan origination. As a result of mortgage origination emphasis, $22.4 million in one-to-four family mortgage loans were originated for the fiscal year ended June 30, 1995. For the fiscal year ended June 30, 1996, such loan originations totaled $29.5 million, and $27.8 million for the fiscal year ended June 30,
1997.   The Bank experienced an increase in residential loan origination during fiscal 1996, compared to fiscal 1995, due to a greater level of refinanced loans as a result of the lower interest rate environment. A decline in originations was experienced in fiscal 1997 as interest rates increased during the first half of the year, and as the Company shifted its focus to asset diversification. Due to the Company's strategy to diversify its assets base into higher-yielding loans in fiscal 1998, the origination and purchase of one-to-four family mortgage loans is expected to continue at a decreased level.*

  HOME EQUITY LENDING

     The Bank originates closed- and open-ended home equity loans, also referred to as flexLOANS, secured by one-to-four family residences within its market area. The closed-end home equity loans have fixed rates for periods of up to fifteen years. Open-ended home equity loans are granted for up to a ten-year term, renewable at the sole discretion of the Bank for up to additional ten-year periods. The minimum periodic payment on open-ended home equity loans is based on 1.5% for loans with combined loan-to-value ratios up to 100% and interest-only on loans up to 80% combined loan-to-value ratios. After an initial introductory interest rate which is set below the fully-indexed rate, open-ended loans have an adjustable interest rate, currently set at the prime rate plus 2%-3% for loans with combined loan-to-value ratios above 80% and prime plus 1% for loans with combined loan-to-value ratios up to 80%. Origination fees are charged on closed- and open-ended home equity loans. The Bank reviews completed loan applications, receives a credit report, verifies income and other financial data, and either uses the tax assessment of the property as assessed by the local municipality or obtains a separate appraisal of the property to determine the maximum amount it will loan on such property. The Bank's delinquency experience on home equity loans has been minimal. At June 30, 1995 and June 30, 1996, the Bank held $11.9 million and $19.3 million, respectively, in outstanding home equity loans which represented 7.8% of total loans at the end of each period. At June 30, 1997, home equity loans were $25.3 million, or 8.8% of gross loans. The Bank intends to continue its effort to increase flexLOAN portfolio totals in fiscal 1998 as part of its strategy to diversify the loan portfolio into higher-yielding loans.

  RESIDENTIAL CONSTRUCTION LENDING

     The Bank became active in single-family owner-occupied construction loans in the mid-1980s. Construction loans are made to individuals who have signed construction contracts with a home builder and to a lesser extent, directly to a home builder. Loan proceeds are disbursed through an insured title company as residential construction progresses. These loans have loan-to-value ratios not exceeding 95%. When the loan-to-value ratio exceeds 80%, private mortgage insurance is required which insures payment of a portion of the principal balance, reducing the Bank's exposure to 75% loan-to-value or less. Single-family residential loans are structured to allow the borrower to pay interest-only on the funds advanced during the first nine months of the loan. Thereafter, the borrower is required to commence principal and interest payments based on an amortization schedule of 351-months or fewer. The Bank's single-family residential construction loan programs are primarily one- or three-year ARM loans and occasionally fixed-rate loans amortized over a 351-month period after a nine-month period during which only interest payments are required. To increase the volume of residential construction loan activity, the Bank offers permanent financing on residential construction loans which enables borrowers to avoid duplicate closing costs normally associated with temporary financing during construction periods and permanent financing upon completion of construction.

     For the fiscal years ended June 30, 1995 and 1996, the Bank originated and purchased $18.1 million and $30.5 million in residential construction loans, respectively. For the fiscal year ended June 30, 1997, residential construction loan originations and purchases totaled $20.6 million, of which $8.3 million or 40.5% were purchased loans. In fiscal 1997, all originated and purchased one-to-four family construction loans were secured by properties located within the Bank's primary lending area. In fiscal 1998, the Bank intends to evaluate opportunities to purchase, and may in fact purchase, residential construction loans or participation interests in such loans, originated by other lenders and secured by properties located outside of the Bank's primary lending area.* Because most residential construction loans are ARM loans, residential construction loans afford the Bank the opportunity to increase the repricing frequency of its loan portfolio. The Bank also receives yields on fixed-rate residential construction loans that are higher than those obtainable on fixed-rate loans secured by existing residential properties. While higher risks generally are associated with residential construction lending because of the uncertainties involved in the construction process, the Bank has taken precautions to reduce such risks by requiring private mortgage insurance if the loan-to-value ratio exceeds 80%. All construction loans originated by the Bank are underwritten according to the Bank's underwriting guidelines. The Bank originates and purchases construction loans whereby substantially all are provided permanent financing as a part of the original loan agreement. The Bank has had minimal delinquent residential construction loans to date.

  MULTI-FAMILY LENDING

     The Bank originates multi-family loans which it retains in its portfolio. In recent years, the Bank has offered both ARM and fixed-rate multi-family loans with terms up to 30 years for ARM loans and 15 years for fixed-rate loans. The rates charged on the Bank's multi-family fixed rate and ARM loans typically are slightly higher than those charged on loans secured by one-to-four family residential properties. Multi-family ARM loans typically adjust in a manner similar to that of the Bank's other ARM loans, although generally at a slightly higher margin. An origination fee equal to 0.5% to 2.0% of the principal amount is usually charged on such loans. In fiscal 1997, the Bank evaluated opportunities to increase its multi-family loan portfolio by originating multi-family loans within its primary lending area and by purchasing multi-family loans or participation interests in such loans, secured by properties located both within and outside of its primary lending area. However, the Bank did not purchase any multi-family loans or participation interests in such loans which were secured by properties located outside of the Bank's primary lending area. In fiscal 1998, the Bank intends to continue to evaluate opportunities to purchase, and may in fact purchase, multi-family loans or participation interest in such loans, originated by other lenders outside of the Company's primary lending area.*

     Multi-family loans generally are underwritten in amounts of up to 80% of the lesser of the appraised value or purchase price of the underlying property. Appraisals on properties which secure multi-family loans are performed by an independent appraiser designated by the Bank at the time the application is submitted. In addition, the Bank's underwriting procedures require verification of the borrower's credit history, an analysis of the borrower's income, personal financial statements and banking relationships and a review of the property, including cash flow projections and historical operating results. The Bank evaluates all aspects of multi-family lending to mitigate risk to the extent possible. The Bank seeks to ensure that the property securing the loans will generate sufficient cash flow to adequately cover operating expenses and debt service payments. Individual guarantees for all multi-family loans originated or purchased is part of the overall credit analysis whereby the Bank strives to obtain such guarantees when possible. The Bank applies underwriting guidelines to purchased multi-family loans (both within and outside of the market area) which are at least as strict to those existing for multi-family loans originated in the Bank's primary lending area.

     Loans secured by multi-family real estate generally involve a greater degree of credit risk than one-to-four family mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income-producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced, the borrower's ability to repay the loans may be impaired. The risk may be increased on loans secured by properties located outside of the Bank's primary market due to the decreased ability to actively monitor such properties. Despite the risks inherent in multi-family real estate lending, the Bank's delinquent multi-family loans as a percentage of gross loans has been minimal. To the extent multi-family loans are purchased outside of the Company's primary lending area, management will utilize local servicing of the originating lender to attempt to mitigate the risks associated with this type of lending activity.

     The Bank originated $1.4 million, $10.5 million and $7.3 million in multi-family loans in fiscal years 1995, 1996 and 1997, respectively. In fiscal 1997, the Bank purchased $500,000 of loans secured by multi-family properties, as compared to $4.5 million in fiscal 1996.

  MULTI-FAMILY CONSTRUCTION LENDING

     In fiscal 1997, the Bank decreased its multi-family residential construction lending activities. The primary reason for the decrease in multi-family construction lending was a general decline in market demand for such loans. For the fiscal years ended June 30, 1995, 1996 and 1997, the Bank originated and purchased $2.6 million, $8.4 million and $4.5 million in multi-family residential construction loans, respectively. All multi-family construction loans purchased in fiscal 1997 were secured by properties located within the Bank's primary lending area. In fiscal 1998, the Bank intends to evaluate opportunities to purchase, and may in fact purchase, multi-family construction loans, or participation interests in such loans secured by properties located outside of the Bank's primary lending area.*

     Multi-family construction loans typically offered by the Bank are ARM loans amortized over 348 months after allowing for interest only payments during a twelve month construction period. Loan proceeds are disbursed in increments through an insured title company as construction of the project
progresses.   The rates charged on the Bank's multi-family construction ARM loans are typically higher than those charged on loans secured by one-to-four family residential properties. Multi-family ARM loans typically adjust in a manner similar to that of the Bank's other ARM loans, although generally at a slightly higher margin. An origination fee of 1% to 2% of the principal amount is usually charged on such loans.

     The loan to value on multi-family construction loans does not exceed 80% of the lessor of the appraised value or purchase price of the property. Appraisals on properties which secure multi-family loans are performed by an independent appraiser designated by the Bank at the time the application is submitted. In addition, the Bank's underwriting procedures require verification of the borrower's credit history, an analysis of the borrower's income, personal and business financial statements, banking relationships and a review of the property, including cash flow projections and historical operating results. The Bank evaluates all aspects of multi-family construction lending to mitigate risk to the extent possible. The Bank seeks to ensure that the property securing the loans will generate sufficient cash flow to adequately cover operating expenses and debt service payments. Individual guarantees for all multi-family loans originated or purchased is part of the overall credit analysis whereby the Bank strives to obtain such guarantees when possible. The Bank originates and purchases construction loans whereby substantially all are provided permanent financing as a part of the original loan agreement.

     Loans secured by multi-family real estate generally involve a greater degree of credit risk than one-to-four family loans and carry larger loan balances. The increased credit risk is the result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income-producing properties and the increased difficulty of monitoring these types of loans.
The risk may be increased on loans secured by properties located outside of the Bank's primary lending area due to the decreased ability to actively monitor such properties. While higher risks generally are associated with construction lending because of the uncertainties involved in the construction process, the Bank has taken precautions to reduce such risks by requiring the loan-to-value ratio to not exceed 80%. Despite the risks inherent in multi-family construction real estate lending, the Bank's delinquent multi-family construction loans as a percentage of gross loans has been minimal.

  COMMERCIAL REAL ESTATE LENDING

     Prior to fiscal 1996, the Bank had minimal originations of commercial real estate loans (i.e., loans secured by non-residential property). At June 30, 1997, the Bank held $21.7 million of such loans in its portfolio or 7.6% of gross loans compared to $5.5 million or 2.2% of gross loans at June 30, 1996. In fiscal 1997, the Bank originated and purchased $8.1 million of commercial real estate loans, of which $4.8 million or 59.8% were loans originated or purchased and secured by properties within the Bank's primary lending area, and $3.3 million were participation interests in loans secured by properties located outside of the Bank's primary lending area. The $3.3 million of participation interests purchased outside of the Bank's primary lending area, consisted of eight separate transactions with the largest transaction aggregating $500,000 and most of the properties securing the loan participations are located in the southeastern area of Minneapolis/St. Paul, Minnesota. In fiscal 1998, the Bank intends to continue to actively pursue opportunities to originate commercial real estate loans secured by properties within its primary lending area and to purchase commercial real estate loans or participation interests in loans secured by properties located both within and outside of its primary lending area.

     Commercial loans generally will be underwritten in amounts of up to 80% of the lessor of the appraised value or purchase price of the underlying property. Appraisals on properties which secure commercial real estate will be performed by an independent appraiser designated by the lender at the time the application is submitted. In addition, the Bank's underwriting procedures require verification of the borrowers' credit history, an analysis of the borrower's income, credit history, personal financial statements and banking relationships and a review of the property, including cash flow projections, historical operating results, property management experience and environmental concerns. The Bank evaluates all aspects of commercial real estate lending to mitigate risk to the extent possible. The Bank seeks to ensure that the property securing the loans will generate sufficient cash flow to adequately cover operating expenses and debt service payments. The Bank uses underwriting guidelines for loans purchased outside its primary lending area which are at least as strict as those guidelines for loans originated within its primary lending area.

     Loans secured by commercial real estate generally involve a greater degree of credit risk than one-to-four family mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income-producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by commercial real estate is typically dependent upon the successful operation of the related real estate project. Payments on loans secured by commercial real estate also are often susceptible to adverse conditions in the real estate market or the economy. The risk may be increased on loans secured by properties located outside of the Bank's primary lending area due to the decreased ability to actively monitor such properties. To the extent commercial loans are purchased outside of the Company's primary lending area, management will utilize local servicing of the originating lender to attempt to mitigate the risks associated with this type of lending activity. Despite the risks inherent in commercial real estate lending, the Bank's delinquent commercial real estate loans as a percentage of gross loans has been minimal.

  CONSUMER LENDING

     The Bank originates a variety of other consumer loans, generally consisting of automobile, motorcycle, boat, mobile home and credit card. At June 30, 1995 and June 30, 1996, these other types of loans totaled $9.8 million and $6.7 million, respectively, or 6.4% and 2.7%, respectively, of gross loans at those dates. The total at June 30, 1997 was $5.9 million, which represented 2.1% of gross loans. Consumer loans generally have shorter terms and higher interest rates than mortgage loans but generally involve more risk than mortgage loans because of the type and nature of the collateral and, in certain cases, the absence of collateral. Consumer loans generally are dependent on the borrower's continuing financial stability and thus are more likely to be affected by adverse personal circumstances. Often the loans are secured by rapidly depreciable personal property, such as automobiles. Despite the risks inherent in consumer lending, the Bank's delinquent consumer loans as a percentage of gross loans has been minimal.

     During fiscal 1996, the Bank sold its student loan portfolio and currently refers student loan applications to external lenders. Management of the Bank concluded it could employ its capital in higher yielding assets than student loans.

  OTHER CONSTRUCTION/LAND LENDING

     In fiscal 1995, 1996 and 1997, respectively, the Bank originated or purchased $3.9 million, $6.4 million and $12.6 million of commercial real estate construction loans for commercial properties and residential real estate land loans. These loans consist of adjustable rate mortgage loans originated at prevailing market rates and participation interests in commercial real estate construction loans originated by other lenders. Of the $12.6 million originated or purchased in fiscal 1997, $10.6 million were originated internally and, $9.7 million of the $10.6 million originated by the Bank consisted of commercial real estate construction loans and $900,000 consisted of residential land loans. Of the $2.0 million of loans purchased, $1.7 million were participation interests in commercial real estate construction loans originated by other lenders and $300,000 consisted of residential land loans. The $1.7 million of participation interests in commercial real estate construction loans were secured by properties located outside the Bank's primary lending area, primarily located in the southeastern area of Minneapolis/St. Paul, Minnesota. In fiscal 1998, the Bank intends to continue to pursue opportunities to originate commercial real estate construction loans secured by properties within its primary lending area and to purchase such loans secured by properties located both within and outside of its primary lending area.*

     While higher risks generally are associated with commercial real estate construction lending because of the uncertainties involved in the construction process and the impact of adverse conditions in the real estate market or the economy, the Bank has taken precautions to reduce such risks by requiring the loan-to-value ratio to not exceed 80% of the lesser of the appraised value or purchase price of the underlying property. The risk may be increased on loans secured by properties located outside of the Bank's primary market due to the decreased ability to actively monitor such properties. The Bank evaluates all aspects of commercial real estate construction lending. Appraisals on properties which secure commercial loans are performed by an independent appraiser. In addition, the Bank's underwriting procedures require verification of the borrower's credit history, an analysis of the borrower's income, personal and business financial statements and banking relationships, and a review of the property, including cash flow projections and historical operating results. The Bank seeks to ensure that the property securing the loans will generate sufficient cash flow to adequately cover operating expenses and debt service payments. Individual guarantees for all commercial real estate construction loans originated or purchased is part of the overall credit analysis whereby the Bank attempts to obtain such guarantees when possible.
The Bank originates and purchases construction loans whereby substantially all are provided permanent financing as a part of the original loan agreement. Despite the risks inherent in commercial real estate construction and land lending, the Bank's delinquencies have been minimal.

  COMMERCIAL BUSINESS LENDING

     During fiscal 1997, the Bank hired three experienced commercial lenders to staff the Bank's new commercial lending division which began operations during the second half of fiscal 1997. Management believes the operation of the commercial lending division is an effective way to implement the strategy of asset portfolio diversification resulting in higher-yielding assets and a higher level of net income. The commercial lending division originated $6.3 million in commercial business loans during fiscal 1997 and had outstanding loans of $3.5 million at June 30, 1997. The commercial lending division will originate loans collateralized by business equipment, inventory and trade receivables. The transactions generally will be in the form of loans, leases, lines of credit and letters of credit. Such transactions typically will be structured as short-term with three-to-five year maturities and will be fixed or adjustable rate. The Bank has not, does not intend to, originate or purchase commercial business loans out of its primary lending area or purchase such loans within its primary lending area.

     Loans secured by commercial business assets generally involve a greater degree of credit risk than one-to-four family mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of the general economic conditions on income producing business assets and the increased difficulty of evaluating and monitoring these types of loans. Also, the repayment of loans secured by commercial business assets is typically dependent upon the successful operation of the business for which the loan was made. The Bank and Board of Directors has taken precaution to reduce such risk by establishing prudent loan underwriting guidelines and loan-to-value ratios. Cash flows, both historical and future projections, of the business and the value of the collateral are analyzed to give the Bank assurance that the business will generate a sufficient level of cash flow to cover ongoing business expenses and debt service. The loan-to-value ratios vary depending on the type and liquidity of the collateral; and internal controls and systems have been put in place to monitor collateral and other financial aspects of these loans. A policy approved by the Board of Directors has established three levels of underwriting approval with individual loan officer authority up to $250,000, Senior Loan Committee up to $1.0 million, and loans in excess of $1.0 million will require the approval of the Board of Directors.

LOAN APPROVAL

     The Bank's underwriters are authorized by the Board of Directors to approve one-to-four residential real estate secured loans up to the maximum loan amount of $400,000. Bank underwriters have the authority to approve +5 units multi-family loans to $400,000, home equity loans up to $75,000 and consumer loans up to $30,000. Authority exceeding the aforementioned limits are referred to the Senior Loan Committee and its limits are $100,000 for consumer loans, $750,000 for one-to-four family, and $1.0 million for all multi-family loans. A policy approved by the Board of Directors has established three levels of underwriting approval with individual loan officer authority up to $250,000, Senior Loan Committee up to $1.0 million, and loans in excess of $1.0 million will require the approval of the Board of Directors. Loans exceeding the authority limits of the Senior Loan Committee and all commercial real estate loans must be approved by the full Board of Directors. All loans approved pursuant to designated authority are confirmed monthly by the Loan Committee. One-to-four family, multi-family and commercial real estate loans purchased or participation interests in such loans purchased which are secured by properties located outside of the Bank's primary lending area will be underwritten pursuant to guidelines at least as strict as those guidelines applicable to internal Bank loan originations.

ORIGINATIONS, PURCHASES AND SALES OF LOANS

     Mortgage loans are originated from real estate brokers, builders, developers, existing or past customers, residents of the local communities located in the Bank's primary lending areas, and purchased from other lenders from within and outside of the Bank's primary lending area. The Bank advertises its mortgage products in newspapers, through direct mail and other media in addition to using its loan officers to directly solicit potential borrowers. The following table sets forth the Bank's loan originations and loan purchases, sales and principal repayments for the periods indicated. Mortgage loans and mortgage-backed and related securities held for sale are included in the totals.

     In addition, in fiscal 1998, the Company intends to continue to evaluate opportunities to purchase, and may in fact purchase, one-to-four family, multi-family and commercial real estate loans, or participation interests in such loans, originated by lenders and secured by properties located both within and outside of the Company's primary lending area, due to the higher yields associated with such lending activities. The Company also intends to sell a larger percentage of one-to-four family mortgage loans which may be seasoned or recently originated in the secondary market in fiscal 1998 to provide liquidity for the funding of higher-yielding multi-family, commercial real estate and commercial business loans.* The Company anticipates that increased sales of one-to-four family loans will decrease the proportion of the gross loan portfolio represented by such loans, will increase non-interest income as a result of increased gains on the sales of such loans, and will further lessen the Company's negative gap position as such loans are replaced by higher-yielding, adjustable rate assets, including multi-family, commercial real estate and commercial loans.*

                                                                                 FISCAL YEAR ENDED JUNE 30,
                                                                                 --------------------------
                                                                                  1997      1996      1995
                                                                                --------  --------  --------
                                                                                          (IN THOUSANDS)
     MORTGAGE LOANS (GROSS):
       At beginning of period ................................................  $241,821  $142,791  $100,358

       Mortgage loans originated:
          One-to-four family .................................................    27,781    29,476    22,441
          One-to-four family construction ....................................    12,241    14,883    11,260
          Home equity...................................................... ..    18,950    16,658     7,088
          Multi-family .......................................................     7,287    10,488     1,370
          Multi-family construction ..........................................     1,810     7,359     2,556
          Commercial/non-residential .........................................     4,826       625        --
          Other construction/land ............................................    10,563     2,039     3,741
                                                                                --------  --------  --------
            Total mortgage loans originated ..................................    83,458    81,528    48,456

       Mortgage loans purchased:
          One-to-four family .................................................     6,368    24,120    12,895
          One-to-four family construction ....................................     8,345    15,625     6,823
          Multi-family .......................................................       500     4,476        --
          Multi-family construction ..........................................        --     1,000        --
          Commercial/non-residential .........................................     3,250     2,000        --
          Other construction/land ............................................     2,029     4,374       176
                                                                                --------  --------  --------
            Total mortgage loans purchased ...................................    20,492    51,595    19,894
                                                                                --------  --------  --------
          Total mortgage loans originated and purchased ......................   103,950   133,123    68,350
                                                                                --------  --------  --------
          Transfer of mortgage loans to foreclosed
            real estate ......................................................       (54)     (126)      (24)
          Principal repayments ...............................................   (58,594)  (30,452)  (14,143)
          Securitization of fixed-rate loans .................................        --    (2,512)   (3,416)
          Sales of fixed-rate loans ..........................................   (10,618)   (1,003)   (8,334)
                                                                                --------  --------  --------
        At end of period .....................................................  $276,505  $241,821  $142,791
                                                                                ========  ========  ========

     CONSUMER LOANS:
       At beginning of period ................................................  $  6,731  $  9,781  $  9,651
          Consumer loans originated ..........................................     7,896     7,190     3,295
       Principal repayments ..................................................    (8,752)   (8,225)   (3,165)
       Sale of student loans .................................................        --    (2,015)       --
                                                                                --------  --------  --------
       At end of period ......................................................  $  5,875  $  6,731  $  9,781
                                                                                ========  ========  ========

     COMMERCIAL LOANS:
       At beginning of period ................................................  $     --  $     --  $     --
          Commercial loans originated ........................................     6,262        --        --
          Principal repayments ...............................................   (2,791)        --        --
                                                                                --------  --------  --------
       At end of period ......................................................  $  3,471  $     --  $     --
                                                                                ========  ========  ========

     MORTGAGE-BACKED AND RELATED SECURITIES:
       At beginning of period ................................................  $115,258  $ 82,447  $ 45,540
       Mortgage-backed and related
         securities purchased ................................................       731    69,483    46,105
       Sales of mortgage-backed and related
         securities ..........................................................      (421)  (14,083)   (2,731)
       Amortization and repayments ...........................................   (19,041)  (22,120)   (6,685)
       Market valuation allowance on available-for-sale
        mortgage-backed securities ...........................................       284      (469)      218
                                                                                --------  --------  --------
       At end of period ......................................................  $ 96,811  $115,258  $ 82,447
                                                                                ========  ========  ========

  SALE OF MORTGAGE LOANS

     The Bank sells one-to-four family mortgage loans, on a non-recourse basis, into the secondary market to the Federal Home Loan Mortgage Corporation ("FHLMC"), WHEDA and other private secondary market purchasers. The amount of loans sold by the Bank is based upon market conditions and the Bank's asset/liability strategy. The Bank sold $10.6 million in fixed-rate one-to-four family mortgage loans in fiscal 1997. Of the $10.6 million, $6.7 million were seasoned 15-year fixed-rate loans from the Bank's portfolio and $3.9 million were 30-year fixed-rate mortgage loans of which $1.2 million were newly-originated WHEDA loans. The Bank had sold primarily all of its 30-year fixed loans in prior years. During fiscal 1997, management decided it would sell a portion of the fixed-rate loans originated and purchased to provide funds for adding higher yielding loans to the portfolio. Certain fixed-rate loans made under special loan terms or programs, principally originated for purposes of compliance with the Community Reinvestment Act are retained in the Bank's portfolio. The Bank follows Federal Home Loan Mortgage Corporation ("FHLMC") underwriting guidelines for its one-to-four family mortgage loans.
In fiscal 1998, management intends to sell a larger percentage of 30-year and 15-year fixed-rate mortgage loans to either FHLMC or private secondary market purchasers as part of its strategy of portfolio diversification and in order to continue to manage interest rate risk, control asset growth and provide liquidity for the funding of higher-yielding multi-family, commercial real estate and commercial business loans.

     For the fiscal years ended June 30, 1997, 1996 and 1995, the Bank's fixed-rate loan sales to private and governmental investors totaled $10.6 million, $1.0 million and $8.3 million, with associated gains of $95,000, $18,000 and $23,000, respectively.

     All mortgage loans are made and underwritten pursuant to the requirements of and with commitments from secondary market investors. The Bank retains servicing on loans sold to FHLMC, receiving a servicing fee, which represents the difference between the contract rate on the loans sold and the yield at which such loans are sold. The servicing spread earned by the Bank is typically .25%. The Bank releases servicing on loans sold to private secondary market purchasers. For the fiscal years ended June 30, 1997, 1996 and 1995, the Bank's net service fees on loans sold into the secondary market totaled $86,000, $103,000 and $94,000, respectively.

     The Bank also acts as a conduit for loans sold to WHEDA. For those borrowers who qualify under WHEDA guidelines, the Bank originates the loan for a fee equal to 1% of the underlying loan amount and sells the loan to WHEDA, on a non-recourse basis, servicing released.

  PURCHASED LOANS

     During the fiscal year ended June 30, 1997, the Bank purchased $20.5 million of mortgage loans compared to $51.6 million in fiscal 1996 and $19.9 million in fiscal 1995. Of the $20.5 million of mortgage loans purchased during fiscal 1997, $4.9 million or 24.0% consisted of participation interests, primarily in commercial construction, commercial real estate and multi-family loans, and $15.6 million or 76.0% consisted of whole loans, primarily in one-to-four family and one-to-four family construction mortgage loans, which were serviced either by the Bank or others; furthermore, $5.3 million or 25.9% of the mortgage loans purchased during fiscal 1997 were secured by properties located outside of the Bank's primary lending area.

     The purchase of mortgage loans decreased significantly during fiscal 1997, primarily in the one-to-four family purchase and construction loan categories. This decrease is due to the Company's strategy of slower asset growth, capital and liquidity management, and asset portfolio diversification which shifts the emphasis from the origination and purchase of lower-yielding one-to-four family mortgage loans to multi-family, commercial real estate and business loans. In fiscal 1998, the Bank intends to continue to purchase mortgage loans or participation interests in loans originated by other lenders and secured by properties located within and outside its primary lending area at levels consistent with its strategy of asset portfolio diversification and capital management.* In deciding whether or not to purchase a loan or participation interest in a loan originated outside of the Company's primary lending area, management has applied, and continues to apply, underwriting guidelines which are at least as strict as those applicable to the origination of similar loans within its primary lending area.

LOAN ORIGINATION, SERVICING AND OTHER FEES

     In addition to interest earned on loans, the Bank receives income through fees in connection with loan originations, loan sales, loan modifications, late payments and for miscellaneous services related to its loans, including loan
servicing.   Income from these activities varies from period to period with the volume and type of loans originated.

     In connection with the origination of mortgage loans, the Bank charges points for origination, commitment and discounts, and fees for processing and closing in addition to requiring borrower reimbursement for out-of-pocket fees for costs associated with obtaining independent appraisals, credit reports, title insurance, private mortgage insurance and other items. Because of the highly competitive mortgage market in which the Bank originates loans, the point structure varies considerably, depending upon the type of mortgage loan being made, its interest rate and other competitive factors. While origination fees ranging from zero to two points generally have been quoted on mortgage loans in recent years, most of the Bank's borrowers typically accept a slightly higher interest rate and pay zero points. Commitment fees are paid by the applicant at time of loan commitment, whereas the origination and discount fees are paid at time of closing. Loan origination and commitment fees and certain direct loan origination costs are deferred and the net amounts amortized as an adjustment of the related loan's yield in accordance with Statement of Financial Accounting Standard No. 91. These amounts are amortized to interest income using the level yield method over the contractual life of the related loans. Unamortized deferred net loan fees and (costs) totaled $196,000, ($19,000) and ($38,000) at June 30, 1997, 1996, and 1995, respectively. The increase in unamortized deferred loan fees at June 30, 1997, primarily resulted from the originations of loans with higher fees.

     For loans sold to FHLMC, the Bank virtually always retains the responsibility for servicing such loans. At June 30, 1997, the Bank serviced $30.0 million of loans for others and received fee income of $86,000 for the fiscal year ended June 30, 1997 in connection with loans serviced for others.

     The contractual right to service mortgage loans that have been sold has an economic value that, in accordance with GAAP, was generally not recognized as an asset on the Bank's balance sheet. Beginning in fiscal 1997, mortgage servicing rights on loans sold, where the servicing was retained by the Bank, to secondary market investors totaled $74,000 and is included in gains on the sale of loans. The mortgage servicing asset created will be amortized against the servicing fee income stream in accordance with Financial Accounting Standards No. 125. The value results from the future income stream of the servicing fees, the availability of the cash balances associated with escrow funds collected monthly for real estate taxes and insurance, the availability of the cash from monthly principal and interest payments from the collection date to the remittance date, and the ability of the servicer to cross-sell other products and services. The actual value of a servicing portfolio is dependent upon such factors as the age, maturity and prepayment rate of the loans in the portfolio, the average dollar balance of the loans, the location of the collateral property, the average amount of escrow funds held, the interest rates and delinquency experience of the loans, the types of loans and other factors.

DELINQUENCIES, NON-PERFORMING ASSETS AND CLASSIFIED ASSETS

  DELINQUENT LOANS - RESIDENTIAL/CONSUMER LOANS

     When a borrower fails to make a required payment by the end of the month in which the payment is due, the Bank generally initiates collection procedures. The Bank will send a late notice, and in most cases, delinquencies are cured promptly; however, if a loan becomes delinquent for more than 60 days, the Bank contacts the borrower directly, to determine the reason for the delinquency and to effect a cure, and where it believes appropriate, reviews the condition of the property and the financial position of the borrower. At that time, the Bank may: (i) accept a repayment program for the arrearage;
(ii) seek evidence of efforts by the borrower to sell the property; (iii) request a deed in lieu of foreclosure; or (iv) initiate foreclosure proceedings. When a loan secured by a mortgage is delinquent for three or more monthly installments, the Bank generally will initiate foreclosure proceedings. With respect to delinquencies on FHA, VA or other governmental loan program mortgages, the Bank follows the appropriate notification and foreclosure procedures prescribed by the respective agencies.

     On mortgage loans or loan participations purchased by the Bank, the Bank receives monthly reports from its loan servicers with which it monitors the loan portfolio. Based upon servicing agreements with the servicers of the loan, the Bank relies upon the servicer to contact delinquent borrowers, collect delinquent amounts and to initiate foreclosure proceedings, when necessary, all in accordance with applicable laws, regulations and the terms of the servicing agreements between the Bank and its servicing agents.

  DELINQUENT LOANS - COMMERCIAL BUSINESS AND COMMERCIAL REAL ESTATE LOANS

     When a borrower fails to make a required payment, the borrower is typically contacted if the payment is not received within 10 business days of the due date to collect the payment or determine the reason for the delinquency. Unless previous arrangements have been made, the Bank will review all necessary steps or actions to protect its lien or collateral position if two payments are due and owing. The steps may include, but not be limited to, loan forbearance, assignment of any rents, enforcement of any loan guarantees, liquidation of any business collateral, and/or foreclosure of any real estate collateral.

  NON-PERFORMING ASSETS

     Loans are placed on non-accrual status when, in the judgment of Bank management, the probability of collection of principal or interest is deemed insufficient to warrant further accrual of interest. The Bank discontinues the accrual of interest on loans when the borrower is delinquent as to a contractually due principal or interest payment by 90 days or more. When a loan is placed on non-accrual status, all of the accrued interest on that loan is reversed by way of a charge to interest income. Accrual of interest on a non-accrual loan is resumed when all contractually past due payments are current and when management believes the outstanding loan principal and contractually due interest is no longer doubtful of collection. The Bank discontinues the accrual of interest on loans more than 90 days past due, at which time all accrued but uncollected interest is reversed by way of a charge to interest income. Uncollected interest on credit card loans, however, continues to accrue after 90 days of delinquency but is capitalized to the loan balance monthly and reserved for in the Bank's allowance for loan losses.

     Property acquired by the Bank as a result of a foreclosure is classified as foreclosed properties. Foreclosed properties are recorded at the lower of the unpaid principal balance of the related loan or fair value, less estimated costs to sell. The amount by which the recorded loan balance exceeds the fair value at the time a property is classified a foreclosed property is charged against the allowance for loan losses. Any subsequent reduction in the fair value of a foreclosed property, along with expenses incurred to maintain or dispose of a foreclosed property, is charged against current earnings. At June 30, 1997, the Bank had one property in foreclosure.

     Non-performing loans include loans placed on non-accrual status and troubled debt restructurings. Non-performing assets include non-performing loans and foreclosed properties. The following table sets forth non-performing loans and assets:

                                                                        AT JUNE 30,
                                                         ------------------------------------------
                                                         1997     1996      1995      1994    1993
                                                         -----  --------  --------  --------  -----
                                                                  (DOLLARS IN THOUSANDS)

Non-accrual mortgage loans 90 days or more past due ...   $572       $64      $117       $--   $143
Non-accrual consumer loans 90 days or more past due ...     20        21        --        --     13
Loans 90 days or more past due and still accruing(1) ..     31        22        26       217     55
Troubled debt restructuring ...........................     --        --        --        --     --
                                                         -----  --------  --------  --------  -----
 Total non-performing loans ...........................    623       107       143       217    211
                                                         -----  --------  --------  --------  -----
Total real estate owned and in judgment, net of
  related allowance for losses ........................     20        --        24        26     10
                                                         -----  --------  --------  --------  -----
Total non-performing assets ...........................   $643      $107      $167      $243   $221
                                                         =====  ========  ========  ========  =====
Total non-performing loans to gross loans receivable ..   0.22%     0.04%     0.09%     0.20%  0.25%
                                                         =====  ========  ========  ========  =====
Total non-performing assets to total assets ...........   0.16%     0.03%     0.06%     0.14%  0.14%
                                                         =====  ========  ========  ========  =====

----------------------------
(1) The Bank discontinues the accrual of interest on loans more than 90 days past due, at which time all accrued but uncollected interest is reversed by way of a charge to interest income. Uncollected interest on credit card loans, however, continues to accrue after 90 days of delinquency but is capitalized to the loan balance monthly, and reserved for in the Bank's allowance for loan losses. At June 30, 1997, total loans 90 days or more past due and still accruing consisted of credit card loans in the amount of $31,000.

  CLASSIFICATION OF ASSETS

     The FDIC requires each federally insured bank to classify its assets on a regular basis in accordance with the guidelines set forth in the FDIC Manual of Examination Policies. In addition, in connection with examinations of insured banks by the FDIC, FDIC examiners have authority to identify problem assets as Substandard, Doubtful or Loss. Substandard assets have one or more well-defined weaknesses that jeopardize the liquidation of the debt and are characterized by the distinct possibility that the bank will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of Substandard assets, with the additional characteristics that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. An asset classified as Loss is considered uncollectible and of such little value that continuance as an asset of the bank is not warranted. At June 30, 1997, the Bank had assets classified as Substandard of $385,000, $35,000 as Doubtful, and none as Loss. Assets which are classified as Loss are charged off. The FDIC examination policies include a Special Mention category, consisting of assets which currently do not expose the Bank to a sufficient degree of risk to warrant adverse classification, but do possess credit deficiencies deserving management's close attention. At June 30, 1997, none of the Bank's assets were classified as Special Mention.

  ALLOWANCE FOR LOAN LOSSES

     Under federal regulations, when an insured institution classifies problem assets as either Substandard or Doubtful, it is required to establish a general allowance for loan losses in an amount deemed prudent by management. In addition to general valuation allowances, the Bank may establish specific loss allowances against specific assets in which a loss may be realized. General allowances represent loss allowances which have been established to recognize the inherent risks associated with lending activities, but which, unlike specific allowances, have not been allocated to recognize probable losses on particular problem assets. The Bank's determination as to its classification of assets and the amount of its specific and general valuation allowances are subject to review by the Commissioner and the FDIC, either one of which can order the establishment of additional general or specific loss allowances.

     The allowance for loan losses is established through a provision for loan losses, which reduces net interest income, based on management's evaluation of the risk inherent in its loan portfolio and the general economy. Such evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers, among other matters, the estimated net realizable value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate loan loss allowance. Also, management continues to evaluate the allowance for losses on loans as established by industry peers. During fiscal 1997, the increase in the level of allowance for losses on loans was primarily the result of the increase in multi-family, multi-family construction, home equity, commercial real estate and commercial business loan portfolios which carry a greater degree of credit risk as compared to one-to-four family lending. It is anticipated that in fiscal 1998, additions charged to operations will increase due to increased emphasis on, and increased risks associated with, multi-family, commercial real estate lending and commercial business lending and overall loan portfolio growth.

     The following table sets forth activity in the Bank's allowance for loan losses during the fiscal years indicated.



                                                                     AT JUNE 30,
                                                   -----------------------------------------------
                                                     1997      1996      1995      1994     1993
                                                   --------  --------  --------  --------  -------
                                                               (DOLLARS IN THOUSANDS)

Balance at beginning of period ..................    $1,234      $953      $769      $652     $320
Additions charged to operations:
    One-to-four family ..........................       295       172       114       129      204
    Multi-family and commercial real estate .....       181        80        57        --       21
    Consumer ....................................       114       115        77       100      188
    Commercial ..................................        60        --        --        --       --
                                                   --------  --------  --------  --------  -------
                                                        650       367       248       229      413
                                                   --------  --------  --------  --------  -------
Recoveries:
    One-to-four family ..........................         1         8        --        --       --
    Consumer ....................................         5         9         7        15       11
                                                   --------  --------  --------  --------  -------
                                                          6        17         7        15       11
                                                   --------  --------  --------  --------  -------
Charge-Offs:
    One-to-four family ..........................       (11)      (15)      (13)      (47)      --
    Consumer ....................................      (117)      (88)      (58)      (80)     (92)
                                                   --------  --------  --------  --------  -------
                                                       (128)     (103)      (71)     (127)     (92)
                                                   --------  --------  --------  --------  -------
Net charge-offs .................................      (122)      (86)      (64)     (112)     (81)
                                                   --------  --------  --------  --------  -------

Balance at end of period ........................  $  1,762  $  1,234      $953      $769     $652
                                                   ========  ========  ========  ========  =======

Percentage of loans to gross loans receivable:
    Mortgage loans ..............................     96.73%    97.29%    93.59%    91.23%   88.91%
    Consumer loans ..............................      2.06      2.71      6.41      8.77    11.09
    Commercial loans ............................      1.21        --        --        --       --

Ratio of allowance for loan losses to gross loans
    receivable at the end of period .............      0.62      0.50      0.62      0.70     0.78

Ratio of allowance for losses on loans to non-
    performing loans at the end of period .......    282.37  1,153.27    666.43    354.38   309.00

Ratio of allowance for losses on loans to non-
    performing assets at the end of period ......    273.60  1,153.27    570.66    316.47   295.02

Ratio of net charge-offs to average gross loans
    during period ...............................      0.04      0.05      0.05      0.12     0.10

Average gross loans outstanding .................  $274,056  $187,969  $134,152  $ 94,428  $79,287

Gross loans receivable at end of period .........  $285,851  $248,552  $152,572  $110,009  $83,175

     At June 30, 1997, 1996, and 1995, delinquencies in the Bank's loan portfolio were as follows:





                                          AT JUNE 30, 1997                         AT JUNE 30, 1996
                                ------------------------------------  -------------------------------------------
                                      60-89             90 DAYS              60-89                90 DAYS
                                      DAYS            OR MORE(1)             DAYS                OR MORE(1)
                                -----------------  -----------------  -------------------  ----------------------

                                NUMBER  PRINCIPAL  NUMBER  PRINCIPAL  NUMBER   PRINCIPAL     NUMBER     PRINCIPAL
                                  OF     BALANCE     OF     BALANCE     OF      BALANCE        OF        BALANCE
                                LOANS   OF LOANS   LOANS   OF LOANS   LOANS    OF LOANS       LOANS     OF LOANS
                                ------  ---------  ------  ---------  ------  -----------  -----------  ---------
                                                                              (DOLLARS IN THOUSANDS)
MORTGAGE LOANS:
   One-to-four family ........      --        $--       8       $573       1          $10            4        $64
   Residential construction ..       1         12      --         --      --           --           --         --
   Home equity ...............      --         --      --         --      --           --           --         --
   Multi-family ..............      --         --      --         --      --           --           --         --
   Commercial ................      --         --      --         --      --           --           --         --
                                ------  ---------  ------  ---------  ------  -----------  -----------  ---------
       Total mortgage loans ..       1         12       8        573       1           10            4         64

CONSUMER LOANS ...............       2          5      18         51      19           48           13         43
                                ------  ---------  ------  ---------  ------  -----------  -----------  ---------

   TOTAL .....................       2          5      26        624      20          $58           17       $107
                                ======  =========  ======  =========  ======  ===========  ===========  =========
DELINQUENT LOANS TO GROSS
 LOANS(2).....................               0.01%              0.22%                0.02%                   0.04%
                                             =====              =====                =====                   =====


                                          AT JUNE 30, 1995
                                ------------------------------------
                                      60-89             90 DAYS
                                      DAYS            OR MORE(1)
                                -----------------  -----------------

                                NUMBER  PRINCIPAL  NUMBER  PRINCIPAL
                                  OF     BALANCE     OF     BALANCE
                                LOANS   OF LOANS   LOANS   OF LOANS
                                ------  ---------  ------  ---------

MORTGAGE LOANS:
   One-to-four family ........      --        $--       3       $117
   Residential construction ..      --         --      --         --
   Home equity ...............      --         --      --         --
   Multi-family ..............      --         --      --         --
   Commercial ................      --         --      --         --
                                ------  ---------  ------  ---------
       Total mortgage loans ..       0          0       3        117

CONSUMER LOANS ...............       5          9      13         26
                                ------  ---------  ------  ---------

   TOTAL .....................       5         $9      16       $143
                                ======  =========  ======  =========
DELINQUENT LOANS TO GROSS
 LOANS(2).....................               0.01%              0.09%
                                             =====              =====
------------------------------

(1) The Bank discontinues the accrual of interest on loans when the borrower is delinquent as to a contractually due principal or interest payment by more than 90 days.

(2)  Excluding mortgage-backed and related securities.

     The following table shows the Bank's allowance for loan losses and the allocation to the various categories of loans held for investment at the dates indicated. Allocations to a particular category do not restrict the Bank's ability to use such allowance in any other category.



                                                                           AT JUNE 30,
                                   ---------------------------------------------------------------------------------------
                                            1997                         1996                         1995
                                   --------------------------  ------------------------------  ---------------------------
                                                        % OF                           % OF                         % OF
                                             % OF     LOANS IN              % OF     LOANS IN            % OF     LOANS IN
                                            TOTAL     CATEGORY             TOTAL     CATEGORY            TOTAL    CATEGORY
                                            LOANS     TO TOTAL             LOANS     TO TOTAL            LOANS    TO TOTAL
                                              BY     OUTSTANDING             BY     OUTSTANDING           BY    OUTSTANDING
                                   AMOUNT  CATEGORY    LOANS     AMOUNT   CATEGORY    LOANS    AMOUNT  CATEGORY    LOANS
                                   ------  --------    ------   -------   --------    -----    ------  --------    -----
                                                                  (DOLLARS IN THOUSANDS)

Breakdown of Allowance:
 Mortgage loans:
  One-to-four family ...........    $685      0.41%    58.60%     $488      0.32%    61.82%     $471    0.44%    69.90%
  Home equity ..................     253      1.00      8.85       194      1.00      7.78       119    1.00      7.23
  Multi-family .................     190      0.69      9.66       198      1.00      7.96        37    0.98      2.46
  Commercial/nonresidential ....     198      0.91      7.59        44      0.80      2.21        13    1.00      0.85
  One-to-four family
   construction ................      69      0.40      6.08        40      0.17      9.61        51    0.40      8.39
  Multi-family construction ....      72      0.75      3.37        46      0.35      5.28         0    0.00      0.00
  Other construction and land ..      74      1.00      2.58        65      1.00      2.60        64    1.01      4.20
                                  ------            --------  --------            --------    ------          --------

   Total mortgage loans ........   1,541               96.73     1,075               97.26       755             93.03
                                  ------            --------  --------            --------    ------          --------

 Consumer loans ................     161      2.74      2.06       159      2.34      2.74       198    2.02      6.97
                                  ------            --------  --------            --------    ------          --------
 Commercial loans ..............      60      1.73      1.21        --                            --
                                  ------            --------  --------                        ------
   Total allowance for loan
    losses .....................  $1,762              100.00%   $1,234              100.00%     $953            100.00%
                                  ======            ========  ========            ========    ======          ========




                                                                  AT JUNE 30,
                                       ---------------------------------------------------------------------
                                                   1994                              1993
                                       ---------------------------------   ---------------------------------
                                                                % OF                                % OF
                                                 % OF         LOANS IN                   % OF     LOANS IN
                                                TOTAL         CATEGORY                  TOTAL     CATEGORY
                                                LOANS         TO TOTAL                  LOANS     TO TOTAL
                                                  BY         OUTSTANDING                  BY     OUTSTANDING
                                       AMOUNT  CATEGORY         LOANS       AMOUNT     CATEGORY     LOANS
                                       ------  --------      -----------  -----------  --------  -----------
                                                         (DOLLARS IN THOUSANDS)
Breakdown of Allowance:
 Mortgage loans:
  One-to-four family ................    $386      0.50%       70.76%        $335      0.64%       68.72%
  Multi-family ......................      25      0.99         2.31            9      0.49         2.20
  Home equity .......................      99      1.01         8.92           71      1.01         8.46
  Commercial/nonresidential .........      17      1.01         1.52           17      0.97         2.10
  One-to-four-family construction ...      35      0.50         6.38           28      0.51         6.61
  Other construction and land .......      15      1.01         1.34            7      1.03         0.82
                                        -----                 ------        -----                 ------

   Total mortgage loans .............     577                  91.23          467                  88.91
                                        -----                 ------        -----                 ------

 Consumer loans .....................     192      1.99         8.77          185      2.01        11.09
                                        -----                 ------        -----                 ------

   Total allowance for loan losses ..    $769                 100.00%        $652                 100.00%
                                        =====                 ======        =====                 ======

INVESTMENT ACTIVITIES

  GENERAL

     The investment policy of the Bank, which is established by the Board of Directors and implemented by the Bank's President/Chief Executive Officer, Executive Vice President and Senior Vice President-Finance, is designed to provide a required level of liquidity and minimize potential losses due to interest rate fluctuations without incurring undue credit risk. The Bank is authorized by regulation to invest in various types of liquid assets, including United States Treasury obligations, securities issued by various federal agencies and state and municipal governments, deposits at the FHLB-Chicago, certain certificates of deposit of federally insured institutions, certain bankers' acceptances and federal funds. The Bank also invests in mortgage-backed and related securities, securities that are either of investment grade or issued or guaranteed by FHLMC, the Federal National Mortgage Association ("FNMA") or the Government National Mortgage Association ("GNMA"), investment grade corporate debt and mortgage mutual funds.

     The Bank categorizes the securities it purchases into a "Held-To-Maturity," "Trading Account" or "Available-For-Sale" portfolio as follows:

     1. Securities Held-to-Maturity. The Company has the positive ability and intent to hold these assets to maturity. Upon acquisition, securities are classified as to the Bank's intent and only under remote situations could a sale from this portfolio be effected. The held-to-maturity portfolio is not used for speculative purposes and is carried at amortized cost. Should the intent change these assets would be classified as available-for-sale.

     2. Trading Securities. This portfolio includes securities acquired to make a profit from short-term movements in market prices. Securities purchased for trading purposes are carried at fair value, with unrelated holding gains and losses included in earnings.

     3. Securities Available-for-Sale. This is a portfolio for securities not classified as either Held-to-Maturity or Trading. This portion of the securities portfolio is designed to meet anticipated loan demand and deposit runoff. Securities classified as available-for-sale are carried at fair value, with unrealized holding gains and losses reported as a separate component of shareholders' equity and are not reported in earnings until a decline in fair value below cost is deemed to be other-than-temporary.

     The investment activities of the Bank consist primarily of investments in mortgage-backed and related securities and other investment securities, consisting primarily of securities issued or guaranteed by the United States Government or agencies thereof and corporate obligations. Typical investments include federally sponsored agency mortgage pass-throughs, private issue and senior-subordinated pass-throughs, and federally sponsored agency and mortgage-related securities. Investment and aggregate investment limitations and credit quality parameters of each class of investment are prescribed in the Bank's investment policy. The Bank performs analyses on mortgage related securities prior to purchase and on an ongoing basis to determine the impact on earnings and market value under various interest rate and prepayment conditions.

  INVESTMENT SECURITIES

     The Bank invests in various types of liquid assets that are permissible investments for state chartered savings banks, including United States Treasury obligations, securities of various federal agencies, certain certificates of deposit of federally insured banks and savings institutions and federal funds. The Bank also invests its assets in commercial paper and mutual funds, the assets of which conform to the investments that a Wisconsin-chartered savings association is otherwise authorized to make directly. The Bank's current investment policy permits purchases only of investments rated investment grade by a nationally recognized rating agency and does not permit purchases of securities of non-investment grade quality.

  MORTGAGE-BACKED SECURITIES

     Mortgage-backed securities represent a participation interest in a pool of single-family or multi-family mortgages, the principal and interest payments on which are passed from the mortgage originators through intermediaries (federal-government sponsored enterprises or private entities) that pool and repackage the participation interest in the form of securities to investors such as the Bank. The underlying pool of mortgages can be composed of either fixed-rate mortgages or ARM loans. Mortgage-backed securities commonly are referred to as mortgage participation certificates or pass-through certificates. As a result, the interest rate risk characteristics of the underlying pool of mortgages, i.e., fixed rate or adjustable rate, as well as the prepayment risk, are passed on to the certificate holder.

     When the intermediary is a quasi-governmental agency such as FHLMC, FNMA and GNMA, timely payment of principal and interest is guaranteed to investors by such agency and the loans that back such securities are conforming loans (meaning they are underwritten to certain standards and are subject to certain size limitations). When the intermediary is a private entity, neither the principal nor the interest on such securities is guaranteed. In addition, the loans that back private mortgage-backed securities generally are non-conforming loans and consequently have a greater amount of credit risk. Mortgage-backed securities issued by quasi-governmental agencies generally increase the quality of the Bank's assets by virtue of the guarantees that back them. In addition, mortgage-backed securities generally are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Bank.

     The life of a mortgage-backed pass-through security is equal to the life of the underlying mortgages. The actual maturity of a mortgage-backed security varies, however, depending on when the mortgagors prepay or repay the underlying mortgages. Prepayments of the underlying mortgages may shorten the life of the investment, thereby adversely affecting its yield to maturity and the related market value of the mortgage-backed security. The yield is based upon the interest income and the amortization of the premium or accretion of the discount related to the mortgage-backed security. Premiums and discounts on mortgage-backed securities are amortized or accreted over the estimated term of the securities using a level yield method. The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of the mortgage-backed security and these assumptions are reviewed periodically to reflect the actual prepayment. The actual prepayments of the underlying mortgages depend on many factors, including type of mortgages, the coupon rate, the age of the mortgages, the geographical location of the real estate collateralizing the mortgages and general levels of market interest rates. The difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates is an important determinant in the rate of prepayments. During periods of falling mortgage interest rates, prepayments generally increase. If the coupon rate of the underlying mortgages significantly exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages. Prepayment experience is more difficult to estimate for adjustable rate mortgage-backed securities.

     A senior-subordinated structure often is used with mortgage-backed securities to provide credit enhancement for pass-through securities when the underlying collateral is not guaranteed by an agency of the U.S. Government. These structures divide mortgage pools into two risk classes: a senior class and one or more subordinated classes. The subordinated classes provide protection to the senior classes. When cash flow is impaired, debt service goes first to the holders of senior class securities. In addition, incoming cash flows also may go into a reserve fund to meet any future shortfalls of cash flow to senior noteholders. The subordinated noteholder may not receive any funds until the senior noteholders have been paid and, when appropriate, until a specified level of funds has been contributed to the reserve fund. It is the policy of the Bank to purchase only investment grade non-agency backed mortgage-backed securities.

  MORTGAGE RELATED SECURITIES

     REMICs and CMOs are typically issued by a special purpose entity, which may be organized in a variety of legal forms, such as a trust, a corporation or a partnership. The entity aggregates pools of pass-through securities, which are used to collateralize the mortgage related securities. Once combined, the cash flows can be divided into "tranches" or "classes" of individual securities, thereby creating more predictable average lives for each security that the underlying pass-through pools. Accordingly, under this security structure all principal paydowns from the various mortgage pools are allocated to a mortgage related securities class or classes structured to have priority until it has been paid off. Thus, these securities are intended to address the reinvestment concerns associated with mortgage-backed security pass-throughs, namely that they tend to pay off when interest rates fall. Bank management believes these securities represent attractive alternatives relative to other investments due to the wide variety of maturity and repayment options available through such investments and due to the limited prepayment risk associated with such investments. The Bank has not purchased and does not intend to purchase higher risk CMO residuals or stripped mortgage securities for its investment securities portfolio. The Bank's investment in REMICs/CMOs is primarily in floating-rate or short- and intermediate-term (1-5 years) fixed-rate tranche securities.

     The Bank has experienced a decrease in the level of principal repayments on mortgage-backed securities and mortgage related securities to $19.0 million during the fiscal year ended June 30, 1997, from $22.1 million in fiscal year 1996. The decrease in principal repayments during fiscal 1997 is primarily related to the decreased size of the mortgage-backed and related securities portfolio. The decrease in the balance of mortgage-backed and related securities portfolio is part of the Company's strategy to increase and diversify its loan portfolio.

  COMPOSITION OF SECURITIES HELD-TO-MATURITY

     Mortgage-Backed and Related Securities. At June 30, 1997, the Company held $85.4 million in its mortgage-backed and related securities portfolio as compared to $97.3 million and $66.8 million at June 30, 1996 and 1995, respectively. Of this amount, fixed-rate securities and adjustable-rate securities were $13.4 million and $72.0 million; $16.7 million and $80.6 million; and $15.1 million and $51.7 million at June 30, 1997, 1996 and 1995, respectively. The decrease in fiscal 1997 is attributable to the decision of the Company to use the principal repayments on mortgage-backed and related securities to fund the increase in loans receivable. The estimated market value of these securities at June 30, 1997 was $86.1 million as compared to $97.2 million and $66.8 million at June 30, 1996 and 1995, respectively. At June 30, 1997, the mortgage-backed and related securities portfolio represented 20.8% of the Company's total assets as compared to 25.8% and 25.7% at June 30, 1996 and 1995, respectively. Included in the mortgage-backed securities portfolio were federal agency backed and private-issue pass-through securities totaling $21.0 million and $25.1 million; $27.0 million and $28.8 million; $17.7 million and $22.1 million at June 30, 1997, 1996 and 1995, respectively. Of the $25.1 million in private-issue securities at June 30, 1997, all were adjustable rate securities and carried a minimum credit rating of AA at the time of purchase and such ratings have not been downgraded since the time of purchase.

     Mortgage-related securities, which primarily consisted of real estate mortgage investment conduit securities ("REMICs"), totaled $39.4 million, $41.5 million and $27.0 million at June 30, 1997, 1996 and 1995, respectively.

     Other Investment Securities. Other investments consisted primarily of overnight deposits, certificates of deposit and bankers' acceptances which totaled $5.7 million, $3.7 million and $5.0 million at June 30, 1997, 1996 and 1995, respectively. The market value of these securities were $5.7 million, $3.7 million and $5.0 million at June 30, 1997, 1996 and 1995, respectively.

  COMPOSITION OF SECURITIES AVAILABLE-FOR-SALE

     Mortgage-Backed Securities and Related Securities. At June 30, 1997, the Company held mortgage-backed and related securities available-for-sale with a carrying and market value of $11.4 million as compared to $17.9 million and $15.7 million at June 30, 1996 and 1995, respectively. Of this amount at June 30, 1997, $3.7 million of the securities are mortgage-backed securities and $7.7 million REMIC securities. Included in the mortgage-backed and related securities were federal agency backed and private-issue securities totaling $3.1 million and $8.3 million, respectively, and all were fixed-rate securities. The Company carries such investments at fair value.

     Other Investment Securities. The Company's other investment securities available-for-sale include U.S. Government and agency obligations and ARM Mutual Funds totaling $16.7 million and $1.0 million; $17.9 million and $1.4 million; and $16.0 million and $1.5 million at June 30, 1997, 1996 and 1995, respectively. Also at June 30, 1997, the Company had municipal bonds with a carrying and market value of $411,000. The Company carries such investments at fair value.

     The tables below sets forth certain information regarding the carrying value, composition and market value of the Company's available-for-sale and held-to-maturity securities at June 30, 1997, 1996 and 1995.


                                                                     JUNE 30, 1997
                                                              ----------------------------
                                                              CARRYING    % OF     MARKET
                                                               VALUE     TOTAL     VALUE
                                                              --------  --------  --------
                                                                 (DOLLARS IN THOUSANDS)
SECURITIES AVAILABLE-FOR-SALE:
 U.S. government securities ............................       $16,748     56.74%  $16,748
 Mortgage-backed securities ............................         3,695     12.52     3,695
 Mortgage-related securities (REMICs) ..................         7,686     26.04     7,686
 ARM loan mutual funds .................................           978      3.31       978
 Municipal bonds .......................................           411      1.39       411
                                                              --------  --------  --------
  Total securities available-for-sale ..................       $29,518    100.00%  $29,518
                                                               ========  ========  ========

SECURITIES HELD-TO-MATURITY:
 Demand deposits in other financial institutions .......        $4,896     86.26    $4,896
 Time deposits in other financial institutions .........           780     13.74       780
                                                              --------  --------  --------
  Total securities held-to-maturity ....................        $5,676    100.00%   $5,676
                                                              ========  ========  ========

MORTGAGE-BACKED SECURITIES HELD-TO-MATURITY:
 GNMA ..................................................          $934      2.03%     $979
 FHLMC .................................................         4,823     10.47     4,893
 FNMA ..................................................        15,171     32.94    15,359
 Other participation certificates ......................        25,132     54.56    25,101
                                                              --------  --------  --------
  Total mortgage-backed securities held-to-maturity ....       $46,060    100.00   $46,332
                                                              ========  ========  ========

MORTGAGE-RELATED SECURITIES HELD-TO-MATURITY:
 CMOs ..................................................            --        --        --
 REMICs ................................................        39,370    100.00    39,817
                                                              --------  --------  --------
Total mortgage-related securities held-to-maturity .....       $39,370    100.00%  $39,817
                                                              ========  ========  ========


                                                                     JUNE 30, 1996
                                                              ----------------------------
                                                              CARRYING    % OF     MARKET
                                                               VALUE     TOTAL     VALUE
                                                              --------  --------  --------
                                                                 (DOLLARS IN THOUSANDS)
SECURITIES AVAILABLE-FOR-SALE:
 U.S. government securities ............................       $17,932     48.10%  $17,932
 Mortgage-backed securities ............................         8,775     23.53     8,775
 Mortgage-related securities (REMICs) ..................         9,151     24.54     9,151
 ARM loan mutual funds .................................         1,426      3.83     1,426
                                                              --------  --------  --------
  Total securities available-for-sale ..................       $37,284    100.00%  $37,284
                                                              ========  ========  ========

SECURITIES HELD-TO-MATURITY:
 Demand deposits in other financial institutions .......        $2,689     73.33%   $2,689
 Time deposits in other financial institutions .........           978     26.67       978
                                                              --------  --------  --------
  Total securities held-to-maturity ....................        $3,667    100.00%   $3,667
                                                              ========  ========  ========

MORTGAGE-BACKED SECURITIES HELD-TO-MATURITY:
 GNMA ..................................................        $1,379      2.47%   $1,433
 FHLMC .................................................         6,484     11.62     6,509
 FNMA ..................................................        19,127     34.28    19,157
 Other participation certificates ......................        28,801     51.63    28,524
                                                              --------  --------  --------
  Total mortgage-backed securities held-to-maturity ....       $55,791    100.00%  $55,623
                                                              ========  ========  ========

MORTGAGE-RELATED SECURITIES HELD-TO-MATURITY:
 CMOs ..................................................            --        --        --
 REMICs ................................................        41,541    100.00    41,616
                                                              --------  --------  --------
  Total mortgage-related securities held-to-maturity ...       $41,541    100.00%  $41,616
                                                              ========  ========  ========

                                                                  JUNE 30, 1995
                                                           ----------------------------
                                                           CARRYING    % OF     MARKET
                                                            VALUE     TOTAL     VALUE
                                                           --------  --------  --------
                                                              (DOLLARS IN THOUSANDS)
SECURITIES AVAILABLE-FOR-SALE:
 U.S. government securities ............................   $15,970     48.24%  $15,970
 Mortgage-backed securities ............................    15,666     47.31    15,666
 ARM loan mutual funds .................................     1,472      4.45     1,472
                                                          --------  --------  --------
  Total securities available-for-sale ..................   $33,108    100.00%  $33,108
                                                          ========  ========  ========

SECURITIES HELD-TO-MATURITY:
 Demand deposits in other financial institutions .......   $ 2,417     48.61%  $ 2,417
 Time deposits in other financial institutions .........     2,554     51.39     2,554
                                                          --------  --------  --------
  Total securities held-to-maturity ....................   $ 4,971    100.00%  $ 4,971
                                                          ========  ========  ========

MORTGAGE-BACKED SECURITIES HELD-TO-MATURITY:
 GNMA ..................................................   $ 1,697      4.26%  $ 1,767
 FHLMC .................................................     6,593     16.56     6,668
 FNMA ..................................................     9,416     23.65     9,337
 Other participation certificates ......................    22,114     55.53    22,120
                                                          --------  --------  --------
  Total mortgage-backed securities held-to-maturity ....   $39,820    100.00%  $39,892
                                                          ========  ========  ========

MORTGAGE-RELATED SECURITIES HELD-TO-MATURITY:
 CMOs ..................................................        --        --        --
 REMICs ................................................    26,961    100.00    26,950
                                                          --------  --------  --------
  Total mortgage-related securities held-to-maturity ...   $26,961    100.00%  $26,950
                                                          ========  ========  ========



     The composition and contractual maturities of securities held-to-maturity, excluding FHLB-Chicago stock, is indicated in the following table.

                                                                          AT JUNE 30, 1997
                                                           -----------------------------------------------
                                                                                                  TOTAL
                                                           LESS THAN    1 TO 10      OVER 10    INVESTMENT
                                                            1 YEAR       YEARS        YEARS     SECURITIES
                                                           ---------  -----------  -----------  ----------
                                                                        (DOLLARS IN THOUSANDS)
Securities held-to-maturity:
 Demand deposits in other financial institutions .......      $4,896            -            -      $4,896
 Time deposits in other financial institutions .........         780            -            -         780
                                                           ---------  -----------  -----------  ----------
  Total securities held-to-maturity ....................      $5,676            -            -      $5,676
                                                           =========  ===========  ===========  ==========
Weighted average yield .................................        5.49%           -%           -%       5.49%
                                                           =========  ===========  ===========  ==========

The following table shows the maturity or period to repricing of the Company's securities available-for-sale at June 30, 1997.




                                                                                 AT JUNE 30, 1997
                                                  -----------------------------------------------------------------------------
                                                       FIXED-RATE            FIXED-RATE            FIXED-RATE
                                                     U.S. GOVERNMENT       MORTGAGE-BACKED          CMOS AND
                                                       SECURITIES            SECURITIES              REMICS
                                                  --------------------  --------------------  --------------------    ---------
                                                             WEIGHTED              WEIGHTED              WEIGHTED
                                                    CARRYING AVERAGE     CARRYING  AVERAGE     CARRYING  AVERAGE     CARRYING
                                                    VALUE      YIELD      VALUE      YIELD      VALUE      YIELD       VALUE
                                                  ---------  ---------  ---------  ---------  ---------  ---------    --------
                                                                                   (IN THOUSANDS)
AMOUNTS DUE OR REPRICING:
  Within one year ..............................    $   993       4.50%    $  610      11.73%    $              --%    $978
AFTER ONE YEAR:
  One to three years ...........................        987       5.93        517       5.08         --         --       --
  Three to five years ..........................     13,767       6.06      2,568       5.81         --         --       --
  Five to ten years ............................      1,001       7.00         --         --         --         --       --
  Ten to 20 years ..............................         --         --         --         --      4,081       7.22       --
  Over 20 years ................................         --         --         --         --      3,605       6.23       --
                                                    -------      -----     ------      -----     ------      -----     ----
    Total due or repricing after one year ......     15,756       6.11      3,085       5.68      7,686       6.76       --
    Total amount due or repricing ..............     16,748       6.02%     3,695       6.60%     7,686       6.76%     978
                                                    -------      -----     ------      -----     ------      -----     ----
    Less unearned discounts and premiums, net ..         --                    --                    --                  --
    Mortgage-backed and related securities .....    $16,748                $3,695                $7,686                $978
                                                    =======                ======                ======                ====
Average remaining years to maturity ............        3.5                   2.8                  18.9                 0.0

                                                                                  FIXED-RATE
                                                              ADJUSTABLE-RATE      MUNICIPAL
                                                                MUTUAL FUNDS         BONDS           TOTAL
                                                             ------------------  -------------------------------
                                                                   WEIGHTED      WEIGHTED              WEIGHTED
                                                                   CARRYING      AVERAGE   CARRYING    AVERAGE
                                                                    VALUE         YIELD      VALUE      YIELD
                                                             ------------------  ---------  ---------  ---------
                                                                                   (IN THOUSANDS)
AMOUNTS DUE OR REPRICING:
  Within one year ..............................                $ --               --%      $ 2,581       6.83%
AFTER ONE YEAR:
  One to three years ...........................                 161             5.00         1,665       5.58
  Three to five years ..........................                  --               --        16,336       6.02
  Five to ten years ............................                 250             5.20         1,251       6.64
  Ten to 20 years ..............................                  --               --         3,842       7.22
  Over 20 years ................................                  --               --         3,843       6.23
                                                                ----            -----       -------      -----
    Total due or repricing after one year ......                 411               --        26,526       6.24
                                                                ----            -----       -------      -----
    Total amount due or repricing ..............                 411             5.12%       29,518       6.28%
    Less unearned discounts and premiums, net ..                  --                             --
    Mortgage-backed and related securities .....                $411                        $29,518
                                                                ====                        =======
Average remaining years to maturity ............                 6.9                            7.4


The following table shows the maturity or period to repricing of the Company's mortgage-backed and related securities portfolio held-to-maturity at June 30, 1997.

                                                                         AT JUNE 30, 1997
                                                  ----------------------------------------------------------------

                                                       FIXED-RATE            FIXED-RATE            FIXED-RATE
                                                     U.S. GOVERNMENT       MORTGAGE-BACKED          CMOS AND
                                                       SECURITIES            SECURITIES              REMICS
                                                  --------------------  --------------------  --------------------
                                                             WEIGHTED              WEIGHTED              WEIGHTED
                                                    CARRYING AVERAGE     CARRYING  AVERAGE     CARRYING  AVERAGE
                                                    VALUE      YIELD      VALUE      YIELD      VALUE      YIELD
                                                  ---------  ---------  ---------  ---------  ---------  ---------
                                                                           (IN THOUSANDS)
AMOUNTS DUE OR REPRICING:
  Within one year ............................   $    --        --%      $40,894      7.32%      $   --        --%
AFTER ONE YEAR:
  One to three years .........................     1,025      7.12            --        --          327      5.44
  Three to five years ........................     1,095      6.62            --        --          280      6.60
  Five to ten years ..........................     2,293      5.75            --        --        1,151      5.65
  Ten to 20 years ............................       452      8.65            --        --        1,483      6.99
  Over 20 years ..............................       114      9.50            --        --        5,131      7.08
                                                 -------     -----                   -----       ------     -----
    Total due or repricing after one year ....     4,979      6.56            --        --        8,372      6.79
                                                 -------     -----       --------    -----       ------     -----
    Total amounts due or repricing ...........     4,979      6.56%       40,894      7.32%       8,372      6.78%
Less unearned discounts and premiums, net ....        49                     139                    (11)
                                                 -------                 -------                 ------
Mortgage-backed and related securities, net ..   $ 5,028                 $41,033                 $8,361
                                                 =======                 =======                 ======
Average remaining years to maturity ..........       6.3                    25.0                   18.9


                                                                      AT JUNE 30, 1997
                                                   -----------------------------------------------------
                                                    ADJUSTABLE-RATE
                                                        REMICS                             TOTAL
                                                   ------------------  ---------------------------------
                                                                      WEIGHTED                 WEIGHTED
                                                          CARRYING    AVERAGE     CARRYING      AVERAGE
                                                           VALUE       YIELD        VALUE        YIELD
                                                   ------------------  ---------  ---------  -----------
                                                                        (IN THOUSANDS)
AMOUNTS DUE OR REPRICING:
  Within one year ............................       $    31,213        6.73%  $    72,107        7.06%
AFTER ONE YEAR:
  One to three years .........................                --           --        1,352         6.71
  Three to five years ........................                --           --        1,375         6.62
  Five to ten years ..........................                --           --        3,444         5.72
  Ten to 20 years ............................                --           --        1,935         7.38
  Over 20 years ..............................                --           --        5,245         7.13
                                                     -----------  -----------  -----------  -----------
    Total due or repricing after one year ....                --           --       13,351         6.70
                                                     -----------  -----------  -----------  -----------
    Total amounts due or repricing ...........            31,213        6.73%       85,458        7.01%
Less unearned discounts and premiums, net ....             (205)                      (28)
                                                     -----------               -----------
Mortgage-backed and related securities, net ..       $    31,008               $    85,430
                                                     ===========               ===========
Average remaining years to maturity ..........              23.3                      22.7

SOURCES OF FUNDS

  GENERAL

     The Company's primary sources of funds for use in lending, investing and for other general purposes are deposits, proceeds from principal and interest payments on loans, mortgage-backed and related securities and investment securities, FHLB advances and reverse repurchase agreements. Contractual loan payments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general market interest rates and economic conditions. Borrowings are used to support expanded lending or investment activities. The Company utilizes advances from the FHLB-Chicago and reverse repurchase agreements as sources for its borrowings. At June 30, 1997, the Company had advances from the FHLB-Chicago totaling $92.1 million or 22.5% of total assets as compared to $102.4 million or 27.1% of total assets and $63.4 million or 24.4% of total assets as of June 30, 1996 and 1995, respectively. At June 30, 1997, the Company had no reverse repurchase agreements At June 30, 1996, the Company had $11.6 million in reverse repurchase agreements as compared to $13.4 million at June 30, 1995. The Bank has continued to use FHLB-Chicago advances as a funding source due to the attractive rates offered on advances in relation to deposit funds obtainable in the Company's local market. Also see, "-Borrowings and Other Financing Transactions." Of the Company's outstanding FHLB-Chicago advances at June 30, 1997, $25.0 million will mature before June 30, 1998. For a further discussion of the Company's funding strategy, see Part II, Item 7 of the Company's Annual Report on Form 10-K, "Financial Condition," "Liquidity and Capital Resources" and "Asset/Liability Management."

  DEPOSITS

     The Company offers a variety of deposit accounts having a range of interest rates and terms. The Company's deposits principally consist of non-interest bearing checking, NOW, money market deposit and passbook accounts and certificates of deposit. The flow of deposits is influenced significantly by general economic conditions, changes in prevailing interest rates and competition. The Company's deposits are obtained from the areas in which its branches are located, and more recently from national wholesale certificate of deposit sources. Various types of advertising and promotion to attract and retain deposit accounts also are used. Management monitors the Bank's certificates of deposit and, based on historical experience, management believes it will retain a large portion of such accounts upon maturity. Management considers Company profitability, the matching of term lengths with assets, the attractiveness to customers and rates offered by competitors in considering its deposit offerings and promotions. The Company believes it has been competitive in the types of accounts and interest rates it has offered on its deposit products. The Company intends to continue its efforts to attract deposits as a primary source of funds for supporting its lending and investing activities. The Company has maintained competitive rates on its deposit accounts over the last year as higher market interest rates prevailed.

     The following table presents the deposit activity of the Company for the periods indicated.


                                                   YEAR ENDED JUNE 30,
                                            ----------------------------------
                                              1997         1996         1995
                                            --------  --------------  --------
                                                      (IN THOUSANDS)
  Deposits ...............................  $432,876        $424,023  $301,218
  Withdrawals ............................   387,593         352,357   268,150
                                            --------        --------  --------
  Net deposits/withdrawals ...............    45,283          71,666    33,068
  Interest credited on deposits ..........     6,554           5,842     4,063
                                            --------        --------  --------
  Total increase (decrease) in deposits ..  $ 51,837        $ 77,508   $37,131
                                            ========        ========  ========


     The Company attributes the increase in deposits before interest credited during fiscal 1997 primarily to the solicitation of certificates of deposit locally and on a wholesale basis nationally. Management believes the likelihood for retention of brokered certificates of deposit is more a function of the rate paid on such accounts as compared to retail deposits which may be established due to Bank location or other intangible reasons. Brokered deposits totaled $92.2 million at June 30, 1997, as compared to $75.3 million at June 30, 1996. The average maturity of brokered deposits at June 30, 1997 was eleven months as compared to eight months at June 30, 1996. The average rate paid on brokered deposits for the fiscal year ended June 30, 1997 was 5.98% as compared to 5.81% for the fiscal year ended June 30, 1996. The Company's demand deposits have decreased in recent fiscal years, primarily due to the decline in passbook savings accounts; however, increases in certificates of deposit have offset this growth. Management believes that this pattern is a result of the higher interest rate environment.

     At June 30, 1997, the Company had outstanding $50.8 million in certificates of deposit in amounts of $100,000 or more maturing as follows:

                                                    AMOUNT AT
                                                  JUNE 30, 1997
                                                  --------------
                                                  (IN THOUSANDS)
               Three months or less ............         $11,990
               Over three through six months ...          11,425
               Over six through twelve months ..          11,877
               Over twelve months ..............          15,459
                                                         -------
                 Total .........................         $50,751
                                                         =======

     The following table sets forth the distribution of the Company's demand deposits and certificate accounts at the dates indicated and the weighted average nominal interest rates on each category of deposits presented. Management does not believe that the use of year end balances instead of average balances in calculating weighted average nominal interest rates resulted in any material difference in the information presented. The jumbo certificates of deposit in the following table contain $92.2 million of brokered certificates of deposit at June 30, 1997, which represent all of the Company's brokered deposits at June 30, 1997.






                                                                  At June 30,
                      -------------------------------------------------------------------------------------------------------------
                                    1997                                 1996                                  1995
                      ----------------------------------    ----------------------------------    ---------------------------------
                                                WEIGHTED                             WEIGHTED                              WEIGHTED
                                    PERCENT      AVERAGE                PERCENT       AVERAGE                  PERCENT     AVERAGE
                                    OF TOTAL     NOMINAL                OF TOTAL      NOMINAL                  OF TOTAL    NOMINAL
                           AMOUNT   DEPOSITS      RATE       AMOUNT     DEPOSITS       RATE        AMOUNT      DEPOSITS     RATE
                           -----    --------     -----       ------     --------       ----        ------      --------     ----
                                                              (DOLLARS IN THOUSANDS)

DEMAND DEPOSITS:
  Non-interest-bearing    $7,105         2.52%       --%      $7,215          3.14%       --%        $4,556         3.00%      --%
  NOW.................     2,594         0.92      1.75        2,517          1.10      1.75          5,801         3.81     1.75
  Money market........    20,730         7.37      5.20        7,678          3.34      5.21          5,139         3.37     5.02
  Passbook............    21,952         7.80      2.98       24,342         10.60      2.99         25,454        16.73     2.97
                         -------      -------              ---------      --------                  -------      -------
   Total.............     52,381        18.61      3.40       41,752         18.18      2.79         40,950        26.91     2.72

CERTIFICATE ACCOUNTS (TERM):
  One to nine months..
  12 to 20 months.....    12,650         4.49      5.37       21,999          9.58      5.37         17,263        11.34     5.90
  24 to 36 months.....    40,309        14.32      5.90       24,482         10.66      5.49         29,852        19.62     5.72
  38 to 60 months.....    15,555         5.53      5.73       17,688          7.70      5.94         17,878        11.75     5.66
  66 to 96 months.....    19,439         6.90      5.96       15,586          6.79      6.08         17,594        11.56     6.48
  Wholesale(1)........       157         0.06      7.96          172          0.07      7.93            180         0.12     7.91
   Total certificates..  141,021        50.09      6.15      107,996         47.02      6.22         28,450        18.70     6.22
                         -------       -------             ---------      --------                  -------      -------
                         229,131        81.39      6.02      187,923         81.82      5.99        111,217        73.09     5.99
                         -------       -------             ---------      --------                  -------       -------
Total deposits......    $281,512       100.00%     5.53%    $229,675        100.00%     5.41%      $152,167       100.00%    5.11%
                        ========       =======              ========       =======                 ========      =======

--------------------
(1) Wholesale certificates of deposit have an average maturity of 11.6 months,
8.2 months and 4.0 months at June 30, 1997, 1996 and 1995, respectively.

     The following table presents, by various rate categories, the amount of certificates of deposit outstanding at June 30, 1997, 1996 and 1995, and the periods to maturity of the certificate accounts outstanding at June 30, 1997. At June 30, 1997, brokered certificates of deposit totaled $92.2 million with an average rate of 6.11%.

                                      AT JUNE 30,                      PERIOD TO MATURITY FROM JUNE 30, 1997
                          -----------------------------  ------------------------------------------------------------
                                                                    WITHIN ONE    ONE TO THREE
                             1997          1996         1995           YEAR          YEARS      THEREAFTER    TOTAL
                          --------      --------       -------      ----------    ------------  ----------   --------
                                                          (IN THOUSANDS)
CERTIFICATES OF DEPOSIT:
4.99% and less..........  $  1,579      $ 10,044       $13,765        $ 1,191        $   388       $   --    $  1,579
5.00% to 5.99%..........    89,991       141,411        30,973         58,395         24,727         6,869     89,991
6.00% to 6.99%..........   136,808        34,359        60,139         30,262         98,127         8,419    136,808
7.00% to 7.99%..........       619         1,977         4,401             --            170           449        619
8.00% to 8.99%..........       134           132         1,939             --              1           133        134
9.00% to 9.99%..........        --            --            --             --             --            --         --
10.00% to 10.99%........        --            --            --             --             --            --         --
                          --------  ------------  ------------  -------------  -------------  ------------  ---------
Total...................  $229,131      $187,923      $111,217        $89,848       $123,413       $15,870   $229,131
                          ========  ============  ============  =============  =============  ============  =========

     BORROWINGS AND OTHER FINANCING TRANSACTIONS

     Although deposits are the Company's primary source of funds, the Company's policy has been to utilize borrowings as an alternative or less costly source of funds. The Company utilizes borrowings as part of its asset/liability management strategy. Borrowings are secured when management believes it can profitably re-invest those funds for the benefit of the Company. The Company's primary form of borrowing consists of advances from the FHLB-Chicago. These advances are collateralized by the capital stock of the FHLB-Chicago held by the Company and certain of its mortgage loans and mortgage-backed and related securities. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount the FHLB-Chicago will advance to member institutions, including the Company, for purposes other than meeting withdrawals fluctuates from time to time in accordance with policies of the FHLB-Chicago. The Company's unused advance line with the FHLB-Chicago was approximately $24.5 million as of June 30, 1997. At June 30, 1997, the Bank's FHLB-Chicago advances totaled $92.1 million, representing 24.2% of total liabilities, a decrease from the $102.4 million outstanding at June 30, 1996. For a further discussion of the Company's funding strategy, see Part II, Item 7 of the Company's Annual Report on Form 10-K, "Financial Condition," "Liquidity and Capital Resources" and "Asset/Liability Management."


     The Company's borrowings from time to time include reverse repurchase agreements. The form of reverse repurchase agreement used by the Company involves the sale of securities owned by the Company with a commitment to repurchase the same or substantially the same securities at a predetermined price at a future date, typically within 30 days to six months. These transactions are treated as borrowings collateralized by the securities sold and are therefore included as other borrowings in the Company's Consolidated Financial Statements. These transactions are authorized by the Company's Investment Policy and are governed by agreements with primary government dealers under Public Securities Association Master Repurchase Agreements. At June 30, 1996, there were $11.6 million in repurchase agreements. At June 30, 1997, the Company had no reverse repurchase agreements outstanding. The Bank has continued to use FHLB-Chicago advances and decreased its use of reverse repurchase agreements as a funding source because of the attractive long-term interest rates offered on FHLB advances.

     While increases in borrowings and changes in the collateralization levels due to market interest rate changes could require the Bank to add collateral to secure its borrowings, the Company does not anticipate having a shortage of qualified collateral to pledge against its borrowings.

     The following table sets forth certain information regarding the Bank's FHLB-Chicago advances, borrowed funds and reverse repurchase agreements at or for the periods ended on the dates indicated.


                                                           AT OR FOR THE FISCAL YEAR ENDED JUNE 30,
                                                        ----------------------------------------------
                                                             1997            1996            1995
                                                        --------------  --------------  --------------
                                                                    (DOLLARS IN THOUSANDS)
FHLB-CHICAGO ADVANCES:
 Average balance outstanding...........................       $100,384         $75,097         $48,714
 Maximum amount outstanding at any month-end during
   the period..........................................        106,086         102,386          63,598
 Balance outstanding at end of period..................         92,073         102,386          63,398
 Weighted average interest rate during the period (1)..           5.98%           5.25%           5.66%
 Weighted average interest rate at end of period.......           6.02            5.82            6.09


REVERSE REPURCHASE AGREEMENTS:
 Average balance outstanding...........................         $3,717         $12,433          $6,380
 Maximum amount outstanding at any month-end during
   the period..........................................         11,652          13,926          13,505
 Balance outstanding at end of period..................             --          11,568          13,381
 Weighted average interest rate during the period (1)..           5.96%           6.27%           5.76%
 Weighted average interest rate at end of period.......             --            5.61            6.22


TOTAL ADVANCES AND REVERSE REPURCHASE AGREEMENTS:

 Average balance outstanding...........................       $104,101         $87,529         $55,094
 Maximum amount outstanding at any month-end during
   the period...........................................       111,233         113,954          77,103
 Balance outstanding at end of period..................         92,073         113,954          76,779
 Weighted average interest rate during the period (1)..           5.98%           5.40%           5.67%
 Weighted average interest rate at end of period.......           6.02            5.80            6.11

-----------------------------
(1)  Computed on the basis of average monthly balances.

COMPETITION

     The Bank has significant competition in its mortgage, consumer and commercial lending business, as well as in attracting deposits. The Bank's primary competitors for loans are savings banks, thrifts, mortgage banking companies, insurance companies and commercial banks. Its most direct competition for deposits are savings banks, thrifts, commercial banks and credit unions. Because of the large industrial base in West Allis and surrounding areas, credit unions, formerly affiliated with industry, present formidable competition. These credit unions have obtained community charters, enabling them to attract business from the community at large, rather than just the associated industry. Additionally, these credit unions have certain tax advantages, and, consequently, are able to offer competitive rates. The Bank faces additional competition for funds from a number of institutions, including short-term money market funds and other corporate and government securities funds offered by other financial service companies, such as brokerage firms and insurance companies.

SUBSIDIARY ACTIVITIES

     The Bank's wholly-owned subsidiary, Hallmark Planning Service, Inc. (the "HPS," formerly West Allis Insurance, Inc.), was organized as a Wisconsin corporation in 1978. During the fiscal year ended June 30, 1997, HPS was engaged primarily in the sale of annuity and mutual fund products. The Bank has a management agreement with HPS whereby HPS reimburses the Bank for certain services it performs and pays rent for occupancy in the West Allis branch office. Net income for HPS was $28,117 and $39,727 for the fiscal years ended June 30, 1997 and 1996, respectively.

     The Bank organized a wholly-owned subsidiary located in Nevada in September 1994 named Hallmark Investment Corp. The purpose of this subsidiary is to manage a portion of the Bank's investment portfolio.

PERSONNEL

     At June 30, 1997, the Bank had 69 full-time employees and 14 part-time employees. The employees of the Bank are not represented by a collective bargaining unit and the Bank believes its relationship with its employees to be good.

LEGAL PROCEEDINGS

     The Bank is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business or which in the aggregate involve amounts that are believed by management to be immaterial to the financial condition of the Bank.

FEDERAL TAXATION

     GENERAL

     The following discussion of tax matters is intended to be a summary of the material tax rules applicable to the Bank and does not purport to be a comprehensive description of all applicable tax rules.

     For federal income tax purposes, the Bank reported its income and expenses primarily on the hybrid method of accounting (i.e., a method that incorporated more than one type of accounting method in determining taxable income) and filed its consolidated federal income tax returns on this basis through June 30, 1987. Beginning with its taxable year ended June 30, 1988, the Bank has adopted an accrual method of accounting. Both before and after the Conversion, the Bank, as a general matter, is and will be subject to the rules of federal income taxation applicable to corporations. Generally, the Internal Revenue Code requires that all corporations, including the Bank, compute taxable income under the accrual method of accounting. For its taxable year ended June 30, 1997, the Bank was subject to a maximum federal income tax rate of 34%.

     BAD DEBT RESERVES

     Savings banks, such as the Bank, which meet certain definitional tests primarily relating to their assets and the nature of their business ("qualifying thrifts"), were permitted for tax years beginning prior to December 31, 1995 to establish a reserve for bad debts and to make annual additions thereto, which additions may, within specified formula limits, be deducted in arriving at their taxable income. Such additions were computed using one of two allowable methods. Each year, the Bank has used the method that allows the largest addition, and thus, the greater deduction for tax purposes.

     On August 20, 1996, the President of the United States signed the Small Business Job Protection Act of 1996 ("the Act"). The Act repealed the reserve method of accounting for bad debts by thrift institutions, effective for taxable years beginning after December 31, 1995. Thrift institutions such as the Bank with less than $500 million in assets are now required to use the experience method. The Act also grants partial relief from the bad debt reserve "recapture" which occurs in connection with the change in method of accounting. The pre-1988 reserves are not required to be included in income in connection with the change in method of accounting. In addition, the Act suspends recapture of post-1987 reserves for a period of two years, conditioned on the institution's compliance with certain residential loan requirements. Institutions can meet this residential loan requirement if the principal amount of residential loans made during a taxable year was not less than the "base amount" for such year. The base amount is determined on an institution-by-institution basis, and constitutes the average of the principal amounts of residential loans made by an institution during the six most recent taxable years. Notwithstanding the foregoing, institutions will be required to pay for recaptured post-1987 bad debt reserves ratably over a six-year period starting in 1998. Since provisions for deferred income tax have been provided for on post-1987 bad debt reserves, there will not be any additional income tax expense to the Bank on recapture.

     Earnings appropriated for bad debt reserves and deducted for federal income tax purposes cannot be used by the Bank to pay cash dividends or distributions to the Holding Company without the Bank including the amount in taxable income, together with an amount deemed necessary to pay the resulting income tax. Thus, any dividends to the Holding Company that would reduce amounts appropriated to the Bank's bad debt reserves and deducted for federal income tax purposes could create a tax liability for the Bank. The Bank does not intend to pay dividends that would result in a recapture of its bad debt reserves.

     CORPORATE ALTERNATIVE MINIMUM TAX

     For taxable years beginning after December 31, 1986, the Internal Revenue Code imposes an alternative minimum tax ("AMT") of 20% on alternative minimum taxable income ("AMTI"). Only 90% of AMTI can be offset by net operating losses. For taxable years beginning after December 31, 1989, the adjustment to AMTI based on book income will be an amount equal to 75% of the amount by which a corporation's adjusted current earnings exceeds its AMTI (prior to reduction for net operating losses). In addition, for taxable years beginning after December 31, 1986, and before January 1, 1996, an environmental tax of 0.12% of the excess of AMTI (with certain modifications) over $2.0 million is imposed on corporations, including the Bank, whether or not AMT is paid. The Bank does not expect to be subject to AMT in the future, although no assurance can be made that it will not. The Bank was subject to an environmental tax liability for the year ended June 30, 1994 which was not material.

     DISTRIBUTIONS

     To the extent that the Bank makes "non-dividend distributions" to shareholders that are considered to result in distributions from (i) the Bank's reserve for losses on qualifying real property loans that exceeds the amount that would have been allowed under an experience method or (ii) the supplemental reserve for losses on loans ("Excess Distributions"), then an amount equal to such Excess Distributions must be included in the Bank's taxable income. Non-dividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits, distributions in redemption of stock and distributions in partial or complete liquidation. In contrast, distributions made from the Bank's current or accumulated earnings and profits, as calculated for federal income tax purposes, rather than the Bank's bad debt reserves are generally considered dividends for federal income tax purposes and therefore would not be included in the Bank's taxable income. Further, under certain circumstances, such as tax-free reorganizations, non-dividend distributions may not be required to be included in the Bank's taxable income.

     The amount of additional taxable income created from an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if after the Conversion, certain portions of the Bank's accumulated tax bad debt reserve are used for any purpose other than to absorb qualified bad debt loans, such as for the payment of dividends or other distributions with respect to the Bank's capital stock (including distributions upon redemption or liquidation) and such payment or other distribution is not otherwise excluded from the provisions generally applicable to Excess Distributions, approximately one and one-half times the amount so used would be includable in gross income for federal income tax purposes, assuming a 34% corporate income tax rate (exclusive of state taxes). See "Regulation" and "Dividend Policy" for limits on the payment of dividends of the Bank.

     Under provisions of the Revenue Reconciliation Act of 1993 ("RRA"), enacted on August 10, 1993, the maximum federal corporate income tax rate was increased from 34% to 35% for taxable income over $10.0 million, with a 3% surtax imposed on taxable income over $15.0 million.

STATE TAXATION

     The State of Wisconsin imposes a tax on the Wisconsin taxable income of corporations, including savings banks, at the rate of 7.9%. Wisconsin taxable income is generally similar to federal taxable income except that interest from state and municipal obligations is taxable, no deduction is allowed for state income taxes and net operating losses may be carried forward but not back. Wisconsin law does not provide for filing of consolidated state income tax returns. The Bank was audited by the Wisconsin Department of Revenue for taxable years through June 30, 1990. The results of the audit assessment, which resulted in an additional $26,000 of taxes, have been taken into account in calculating income tax expenses. The Bank is contesting virtually all of the audit assessment, but the ultimate resolution of its challenge is unknown.

                                   REGULATION

     The following discussion is intended to be a summary of regulatory issues and not a comprehensive description of all applicable regulations.

     The Bank is a Wisconsin-chartered stock savings bank and its deposit accounts are insured up to applicable limits by the Federal Deposit Insurance Corporation ("FDIC") under the Savings Association Insurance Fund ("SAIF"). The Bank is subject to extensive regulation by the DSI, as its chartering agency, and by the FDIC, as its deposit insurer and principal federal regulator. The lending and investment authority of the Bank is prescribed by Wisconsin law and regulations, as well as applicable federal law and regulations, and the Bank is prohibited from engaging in any activities not permitted by such law and regulations. The Company is a unitary bank holding company subject to regulatory oversight by the Board of Governors of the Federal Reserve System (the "FRB"), the Wisconsin Department of Financial Institutions, Division of Savings Institutions ("DSI") and the Securities and Exchange Commission ("SEC").

WISCONSIN SAVINGS BANK REGULATION

     Regulations adopted by the DSI govern various aspects of the activities and the operation of Wisconsin-chartered savings banks.

     EXAMINATIONS AND ASSESSMENTS

     The Bank is required to file periodic reports with and is subject to periodic examinations by the DSI. Savings banks are required to pay examination fees and annual assessments to fund the supervisory operations of the DSI. Based on the assessment rates published by the DSI and the Bank's total assets of approximately $397.2 million at December 31, 1996, the Bank paid $13,871 in assessments in the fiscal year ended June 30, 1997.

     LOANS AND INVESTMENTS

     The Bank is authorized to make, invest in, sell, purchase, participate or otherwise deal in mortgage loans or interests in mortgage loans without geographic restriction, including loans made on the security of residential and commercial property. Savings banks also may lend funds on a secured or unsecured basis for business, corporate commercial or agricultural purposes provided the total of all such loans do not exceed 10% of the Bank's total assets, unless the DSI authorizes a greater amount. Loans are subject to certain limitations, including percentage restrictions based on the Bank's total assets.

     Under regulations established for state savings banks by the DSI as implemented by the Administrator of the DSI, the Bank is limited in the amount of multi-family, commercial real estate and commercial business loans it can hold in its loan portfolio. This limit is currently 20% of the Bank's total assets and may be increased with the approval of the DSI. At June 30, 1997, the Bank had $62.2 million of such loans in its portfolio with a current limit based on the Bank's asset base of $82.1 million. Management anticipates that as the Bank's multi-family, commercial real estate and commercial business loan origination and purchase activity increases in fiscal 1998, the Bank will be required to apply to the DSI to increase the limit to an amount in excess of 20% of the Bank's asset base.* While management believes it will be able to obtain such DSI approval, there can be no assurances that if requested, the DSI will approve an increase in such lending limit for the Bank, or at what lending limit level such approval will be granted.

     Savings banks may invest funds in certain types of debt and equity securities, including obligations of federal, state and local governments and agencies. Subject to the prior approval of the DSI, compliance with capital requirements and certain other restrictions, savings banks may invest in residential housing development projects. Savings banks may invest in service corporations or subsidiaries with the prior approval of the DSI, subject to certain restrictions. The lending and investment powers of Wisconsin savings banks also are limited by FDIC regulations and other federal laws and regulations.

     The Bank's subsidiary operations also are regulated by the FDIC and the FRB. See "-Federal Deposit Insurance Corporation Improvement Act" and "-Holding Company Regulation." At June 30, 1997, the Bank's subsidiary operations were not under any DSI, FRB or FDIC order to divest or terminate any activity. The lending and investment powers of Wisconsin savings banks also are limited by FDIC regulations and other federal law and regulations. See "Federal Deposit Insurance Corporation Improvement Act of 1991 - Restrictions on State-Chartered Banks."

     LOANS TO ONE BORROWER

     Savings banks may make loans and extensions of credit, both direct and indirect, to one borrower in amounts up to 15% of capital plus an additional 10% for loans fully secured by readily marketable collateral. In addition, savings banks may make loans to one borrower for any purpose in an amount not to exceed $500,000, or to develop domestic residential housing units in an amount not to exceed the lesser of $30 million or 30% of capital, provided certain conditions are satisfied. At June 30, 1997, the Bank did not have any loans which exceeded the loans-to-one borrower limitations.

     QUALIFIED THRIFT LENDER REQUIREMENT

     The Bank must qualify for and maintain a level of qualified thrift investments equal to 60% of its assets as prescribed in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended. At June 30, 1997, the Bank maintained 85.11% of its assets in qualified thrift investments and therefore met the qualified thrift lender requirement.

     DIVIDEND LIMITATIONS

     A savings bank which meets its regulatory capital requirement may declare dividends on capital stock based upon net profits, provided that its paid-in surplus equals its capital stock. If the paid-in surplus of the savings bank does not equal its capital stock, the board of directors may not declare a dividend unless at least 10% of the net profits of the preceding half year in the case of quarterly or semi-annual dividends, or 10% of the net profits of the preceding year in case of annual dividends, has been transferred to paid-in surplus. In addition, prior approval of the DSI is required before dividends exceeding 50% of profits for any calendar year may be declared and before a dividend may be declared out of retained earnings. Under the DSI's regulations, a savings bank which has converted from mutual to stock form also would be prohibited from paying a dividend on its capital stock if the effect thereof would cause the regulatory capital of the savings bank to be reduced below the amount required for its liquidation account.

     LIQUIDITY

     Savings banks are required to maintain an average daily balance of liquid assets of not less than 8% of its average daily balance of its net withdrawable accounts plus its short-term borrowings. Also required is a "primary liquid assets" ratio of at least 4% of average daily withdrawable accounts and short-term borrowings. Primary liquid assets is defined as primarily short-term liquid assets and U.S. government and U.S. government agency securities. At June 30, 1997, the Bank's daily liquidity ratio was 20.80%.

RESTRICTIONS ON LOANS TO AND TRANSACTIONS WITH INSIDERS AND AFFILIATES

     FRB regulations limit the total amount a savings bank may lend to its executive officers, directors, principal shareholders, and their related interests. Generally, an affiliated person may borrow an aggregate amount not exceeding 15% of a savings bank's unimpaired capital and unimpaired surplus on an unsecured basis and an additional 10% on a secured basis. The regulations limit, with certain exceptions, the aggregate amount a depository institution may lend to affiliated persons as a class to an amount not exceeding the institution's unimpaired capital and unimpaired surplus.

     In addition, DSI regulations provide certain restrictions and limits on loans and other transactions with the Bank's affiliated persons to ensure that such loans and transactions are on terms which would be available to members of the general public of similar credit status.

     The Bank also must comply with Sections 23A and 23B of the Federal Reserve Act relative to transactions with affiliates in the same manner and to the same extent as if the Bank were a Federal Reserve member bank. Generally, Sections 23A and 23B limit the extent to which an insured institution or its subsidiaries may engage in certain covered transactions with an affiliate to an amount equal to 10% of such institution's capital and surplus, plus an aggregate limit on all such transactions with affiliates to an amount equal to 20% of such capital and surplus, and require that all transactions be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, the purchase of assets, issuance of a guaranty and similar other types of transactions. The DSI may, for safety and soundness reasons, impose more stringent restrictions on savings banks but may not exempt transactions from or otherwise abridge Sections 23A and 23B.

     Unless prior approval of the DSI is obtained, a savings bank may not purchase, lease or acquire a site for an office building or an interest in real estate from an affiliated person, including a stockholder owning more than 10% of its capital stock, or from any firm, corporation, entity or family in which an affiliated person or 10% stockholder has a direct or indirect interest.

     The Bank has not been significantly affected by the applicable restrictions on loans to and transactions with affiliates.

INSURANCE OF DEPOSITS

     The Bank's deposits are insured to applicable limits under the Savings Association Insurance Fund ("SAIF") of the FDIC. The FDIC regulations assign institutions to a particular capital group based on the level of an institution's capital -- "well capitalized," "adequately capitalized," and "undercapitalized." These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications, with reduced insurance rates paid by well capitalized, financially sound institutions and higher rates paid by undercapitalized institutions that pose a substantial risk of loss to the insurance fund unless effective corrective action is taken.

     Deposit insurance premiums for the Bank are currently assessed at the rate of 6.4 cents per $100 of deposits. The Bank's expense related to FDIC premiums was $347,650 for the fiscal year ended June 30, 1997. Deposit premium levels are set in order to permit the SAIF to achieve a ratio of reserves to insured deposits of 1.25%, and the FDIC may adjust assessment rates in order to maintain the target ratio. In addition, the FDIC imposed a special assessment on the Bank of $739,997 for the fiscal year ended June 30, 1997. While an increase in premiums for the Bank could have an adverse effect on earnings, a decrease in premiums could have a positive impact on earnings. The Bank does not expect that any reasonably foreseeable increased insurance assessments would significantly impair the Bank's overall financial condition or results of operations.

     The FDIC insures commercial bank deposits through a separate fund, the Bank Insurance Fund ("BIF"). During 1995, BIF assessment rates were reduced and as a result, BIF member institutions were paying lower deposit insurance premiums than SAIF-member institutions. Legislation passed during 1996 addressed the BIF/SAIF premium disparity and other matters related to deposit insurance obligations. See " -Regulatory Legislation Affecting Deposit Insurance."

     Under the FDIC Act, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. Management of the Company does not know of any practice, condition or violation that might lead to the termination of deposit insurance for the Bank.

CERTAIN FEDERAL REGULATIONS

     Provisions of federal law address risk reduction and the promotion of standards of safety and soundness for insured depository institutions.

     EXAMINATIONS AND AUDITS

     Federal regulations require annual on-site examinations for all depository institutions except those well-capitalized institutions with assets of less than $100 million; annual audits by independent public accountants for all insured institutions with assets in excess of $500 million; the formation of independent audit committees of the boards of directors of insured depository institutions for institutions with assets equal to or in excess of $500 million; and management of depository institutions to prepare certain financial reports annually and to establish internal compliance procedures.

     PROMPT CORRECTIVE REGULATORY ACTION

     Federal bank regulators are required to take certain supervisory actions with respect to undercapitalized institutions, the severity of which depends upon the institution's degree of capitalization. The regulations provide that an insured institution that has a ratio of total capital to risk-based assets of less than 8.0%, core capital to risk-based assets of less than 4.0% or a leverage ratio that is less than 4.0%, would be considered "undercapitalized." An insured institution that has a ratio of total capital to risk-based assets of less than 6.0%, core capital to risk-based assets of less than 3.0% or a leverage ratio that is less than 3.0%, would be considered "significantly undercapitalized" and an insured institution that has tangible capital to assets ratio equal to or less than 2.0% would be deemed "critically undercapitalized."

     Subject to limited exceptions, insured institutions in any of the undercapitalized categories are prohibited from declaring dividends, making any other capital distribution or paying a management fee to a controlling person or entity. Undercapitalized and significantly undercapitalized institutions face more severe restrictions. The Bank currently exceeds all applicable regulatory capital requirements and, therefore, is not subject to prompt correctional action.

     BROKERED DEPOSITS

     FDIC regulations govern the acceptance of brokered deposits by insured depository institutions. The capital position of an institution determines whether and with what limitations an institution may accept brokered deposits. A "well-capitalized" institution (one that significantly exceeds specified capital ratios) may accept brokered deposits without restriction. "Undercapitalized" institutions (those that fail to meet minimum regulatory capital requirements) may not accept brokered deposits and "adequately capitalized" institutions (those that are not "well-capitalized" or "undercapitalized") may only accept such deposits with the consent of the FDIC. (The definitions of "well-capitalized", "adequately capitalized" and "undercapitalized" governing the acceptance of brokered deposits conform to the definitions used in the regulations implementing the prompt corrective action provisions of the FDICIA.) The Bank is a "well-capitalized" institution and therefore may accept brokered deposits without restriction. At June 30, 1997, the Bank had $92.2 million in brokered deposits.

     UNIFORM LENDING STANDARDS

     Savings institutions must adopt and maintain written policies that establish appropriate limits and standards for extensions of credit that are secured by liens or interests in real estate or are made for the purpose of financing permanent improvements to real estate. These policies must establish loan portfolio diversification standards, prudent underwriting standards (including loan-to-value limits) that are clear and measurable, loan administration procedures and documentation, approval and reporting requirements. The real estate lending policies must reflect consideration of the Interagency Guidelines for Real Estate Lending Policies that have been adopted by federal bank regulators. The Bank has adopted and maintains such policies.

     STANDARDS FOR SAFETY AND SOUNDNESS

     On July 10, 1995, federal bank regulators adopted Interagency Guidelines Establishing Standards for Safety and Soundness (the "Guidelines") and also adopted a final rule establishing deadlines for submission and review of safety and soundness compliance plans and operational and managerial standards for all insured depository institutions relating to internal controls, information systems and audit systems; loan documentation; credit underwriting; interest rate risk exposure; asset growth; and compensation fees and benefits. The compensation standards prohibit employment contracts, compensation or benefit arrangements, stock option plans, fee arrangements or other compensatory arrangements that would provide excessive compensation, fees or benefits or could lead to material financial loss. Federal bank regulators are authorized, but not required, to request a compliance plan for failure to satisfy the safety and soundness standards set out in the Guidelines.

     The Bank believes that its operational and managerial standards substantially comply with the standards set forth in the Guidelines and that compliance with the Guidelines will therefore not impose a significant burden on Bank operations.

     RESTRICTIONS UPON STATE-CHARTERED BANKS

     FDIC regulations governing the equity investments of the Bank prohibit certain equity investments and generally limit equity investments to those permissible for federally-chartered banks and their subsidiaries. Banks holding impermissible equity investments that do not receive FDIC approval must submit to the FDIC a plan for divesting such investments. The Bank does not hold any impermissible equity investments.

     Under FDIC regulations, the Bank must obtain the FDIC's prior approval before directly, or indirectly through a majority-owned subsidiary, engaging "as principal" in any activity that is not permissible for a national bank unless certain exceptions apply. The activity regulations provide that state banks which meet applicable minimum capital requirements would be permitted to engage certain activities that are not permissible for national banks, including guaranteeing obligations of others, activities which the FRB has found to be closely related to banking and certain securities activities conducted through subsidiaries. The FDIC will not approve an activity that it determines presents a significant risk to the FDIC insurance funds. As a SAIF-insured, state-chartered savings bank which was formerly a state-chartered savings association, the Bank continues to be subject to certain restrictions which are imposed by federal law on state-chartered savings associations. The activities of the Bank and its subsidiary are of a type permissible under applicable federal regulations.

CAPITAL MAINTENANCE

     FDIC REGULATION

     FDIC-insured institutions are required to follow certain capital adequacy guidelines which prescribe minimum levels of capital and require that institutions meet certain risk-based capital requirements. The Bank is required to meet the following capital standards to remain adequately capitalized and not be subject to corrective action: (i) "Tier 1 capital" in an amount not less than 3% of total assets; (ii) "Tier 1 capital" in an amount not less than 4% of risk-weighted assets; and (iii) "total capital" in an amount not less than 8% of risk-weighted assets.

     FDIC-insured institutions in the strongest financial and managerial condition (with a composite rating of "1" under the Uniform Financial Institutions Rating System established by the Federal Financial Institutions Examination Council) are also required to maintain "Tier 1 capital" equal to at least 3% of total assets (the "leverage capital" requirement). Tier 1 capital is defined to include the sum of common shareholders' equity, noncumulative perpetual preferred stock (including any related surplus), and minority interests in consolidated subsidiaries, minus all intangible assets (with certain exceptions), identified losses, and qualifying investments in securities subsidiaries. An institution that fails to meet the minimum leverage limit requirement must file a capital restoration plan with the appropriate FDIC regional director. At June 30, 1997, the Bank's ratio of Tier 1 capital to total assets was 6.47%, or 3.47 percentage points in excess of the minimum leverage capital requirement, the Bank's Tier 1 capital to risk-weighted assets was 11.24%, or 7.24 percentage points in excess of the FDIC requirement, and the Bank's total capital to risk-weighted assets was 11.98%, or 3.98 percentage points in excess of the FDIC requirement.

     WISCONSIN REGULATION

     Wisconsin-chartered savings banks are required to maintain a minimum capital to assets ratio of 6% and must maintain total capital necessary to ensure the continuation of insurance of deposit accounts by the FDIC. If the DSI determines that the financial condition, history, management or earning prospects of a savings bank are not adequate, the DSI may require a higher minimum capital level for the savings bank. If a savings bank's capital ratio falls below the required level, the DSI may direct the savings bank to adhere to a specific written plan established by the DSI to correct the savings bank's capital deficiency, as well as a number of other restrictions on the savings bank's operations, including a prohibition on the declaration of dividends. At June 30, 1997, the Bank's total capital, as calculated under Wisconsin law, was $28.2 million, or 6.85% of total assets, which was 0.85% in excess of the required amount.

COMMUNITY REINVESTMENT ACT

     Under the Community Reinvestment Act of 1977, as amended (the "CRA"), as implemented by FDIC regulations, the Bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services it believes are best suited to its particular community. The CRA requires the FDIC, in connection with its examination of a bank, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The law requires public disclosure of an institution's CRA rating and also requires the primary regulator to provide a written evaluation of an institution's CRA performance. The Bank's latest CRA rating, received on July 10, 1995, was "satisfactory."

     On May 4, 1995, the federal banking regulators adopted uniform final rules governing the compliance with the CRA by financial institutions. Although the new rules modify the standards used to assess CRA performance, the Bank does not anticipate that its CRA rating will be negatively affected when the new rules are implemented.

FEDERAL RESERVE SYSTEM

     Regulation D, promulgated by the FRB, imposes reserve requirements on all depository institutions which maintain transaction accounts or non-personal time deposits. Checking accounts, NOW accounts and certain other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to Regulation D reserve requirements, as are any non-personal time deposits (including certain money market deposit accounts) at a savings institution. For 1997, a depository institution must maintain average daily reserves equal to 3% on the first $49.3 million of transaction accounts and an initial reserve of $1.5 million, plus 10% of that portion of total transaction accounts in excess of $49.3 million. The first $4.4 million of otherwise reservable balances (subject to adjustment by the FRB) are exempt from the reserve requirements. These percentages and threshold limits are subject to adjustment by the FRB. As of June 30, 1997, the Bank met its Regulation D reserve requirements.

     Thrift institutions also have authority to borrow from the Federal Reserve Bank "discount window," but FRB policy generally requires thrift institutions to exhaust all FHLB sources before borrowing from the Federal Reserve System. The Bank had no discount window borrowings as of June 30, 1997.

FEDERAL HOME LOAN BANK SYSTEM

     The Federal Home Loan Bank System, consisting of twelve FHLBs, is under the jurisdiction of the Federal Housing Finance Board ("FHFB"). The designated duties of the FHFB are to supervise the FHLBs; ensure that the FHLBs carry out their housing finance mission; ensure that the FHLBs remain adequately capitalized and able to raise funds in the capital markets; and ensure that the FHLBs operate in a safe and sound manner.

     The Bank, as a member of the FHLB-Chicago, is required to acquire and hold shares of capital stock in the FHLB-Chicago in an amount equal to the greater of (i) 1% of the aggregate outstanding principal amount of residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or (ii) 0.3% of total assets. The Bank is in compliance with this requirement with an investment in FHLB-Chicago stock of $5.3 million at June 30, 1997.

     Among other benefits, the FHLBs provide a central credit facility primarily for member institutions. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB-Chicago. At June 30, 1997, the Bank had $92.1 million in advances from the FHLB-Chicago.

HOLDING COMPANY REGULATION

     FEDERAL REGULATION

     The Company is a registered bank holding company pursuant to the Bank Holding Company Act of 1956, as amended (the "BHCA"). As such, the Company is subject to examination, regulation and periodic reporting under the BHCA, as administered by the FRB. The FRB has adopted capital adequacy guidelines for bank holding companies (on a consolidated basis) substantially similar to those of the FDIC for the Bank. Failure to meet the capital adequacy requirements may result in supervisory or enforcement action by the FRB. The Company's pro forma total and Tier 1 capital significantly exceed such capital adequacy requirements.

     The Company is required to obtain the prior approval of the FRB to acquire all, or substantially all, of the assets of any bank or bank holding company. Prior FRB approval is required for the Company to acquire direct or indirect ownership or control of any voting securities of any bank or bank holding company if, after giving effect to such acquisition, it would, directly or indirectly, own or control more than 5% of any class of voting shares of such bank or bank holding company. The BHCA also prohibits the acquisition by the Company of more than 5% of the voting shares, or substantially all the assets of a bank located outside the State of Wisconsin unless such an acquisition is specifically authorized by the laws of the state in which such bank is located.

     FRB regulations govern a variety of bank holding company matters, including redemption of outstanding equity securities and a bank holding company engaging in non-banking activities. Pursuant to FRB policy, dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with its capital needs, asset quality and overall financial condition. The FRB policy also requires that a bank holding company serve as a source of financial strength to its subsidiary banks by standing ready to use available resources to provide adequate capital funds to those banks during periods of financial stress or adversity. These policies could affect the ability of the Holding Company to pay cash dividends.

     Subsidiary banks of a bank holding company are subject to certain quantitative and qualitative restrictions imposed by the Federal Reserve Act on any extension of credit to, or purchase of assets from, or letter of credit on behalf of, the bank holding company or its subsidiaries, and on the investment in or acceptance of stocks or securities of such holding company or its subsidiaries as collateral for loans. In addition, provisions of the Federal Reserve Act and FRB regulations limit the amounts of, and establish required procedures and credit standards with respect to, loans and other extensions of credit to officers, directors and principal shareholders of the Bank, the Company, any subsidiary of the Company and related interests of such persons. See " -Restrictions on Loans to and Transactions with Affiliates." Moreover, subsidiaries of bank holding companies are prohibited from engaging in certain tie-in arrangements (with the Company or any of its subsidiaries) in connection with any extension of credit, lease or sale of property or furnishing of services.

     The Company and its subsidiary, the Bank, are affected by the monetary and fiscal policies of various agencies of the United States Government, including the Federal Reserve System. In view of changing conditions in the national economy and in the money markets, it is impossible for management of the Company to accurately predict future changes in monetary policy or the effect of such changes on the business or financial condition of the Company.

     STATE SAVINGS BANK HOLDING COMPANY REGULATION

     In addition to the FRB bank holding company regulations, a bank holding company that owns or controls, directly or indirectly, more than 25% of the voting securities of a state savings bank also is subject to regulation as a savings bank holding company by the DSI. The DSI has not yet issued proposed regulations governing savings bank holding companies.

ACQUISITION OF THE COMPANY

     Under the federal Change in Bank Control Act of 1978, as amended (the "CBCA"), a notice must be submitted to the FRB if any person (including a company), or group acting in concert, seeks to acquire 10% or more of the Company's shares of Common Stock outstanding, unless the FRB has found that the acquisition will not result in a change in control of the Company. Under the CBCA, the FRB has 60 days within which to act on such notices, taking into consideration certain factors, including the financial and managerial resources of the acquiror, the convenience and needs of the communities served by the Company and the Bank, and the anti-trust effects of the acquisition. Under the BHCA, any company would be required to obtain prior approval from the FRB before it may obtain "control" of the Company within the meaning of the BHCA. Control is generally defined to mean ownership or power to vote 25 percent or more of any class of voting securities of the Company or the ability to control in any manner the election of a majority of the Company's directors. In addition, the BHCA prohibits the acquisition of the Company by a bank holding company located outside the State of Wisconsin, unless such acquisition is specifically authorized by Wisconsin law. See "Holding Company Regulation."

FEDERAL SECURITIES LAWS

     The Company filed with the Commission a registration statement under the Securities Act of 1933, as amended (the "Securities Act"), for the registration of the Common Stock issued pursuant to the Conversion. Upon completion of the Conversion, the Company's Common Stock was registered with the Commission under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act.

     The registration under the Securities Act of the shares of the Common Stock does not cover the resale of such shares. Shares of Common Stock purchased by persons who are not affiliates of the Company may be resold without registration. Shares purchased by an affiliate of the Holding Company will be subject to the resale restrictions of Rule 144 under the Securities Act. If the Company meets the current public information requirements of Rule 144 under the Securities Act, each affiliate of the Company who complies with the other conditions of Rule 144 (including those that require the affiliate's sale to be aggregated with those of certain other persons) would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of (i) 1% of the outstanding shares of the Company or (ii) the average weekly volume of trading in such shares during the preceding four calendar weeks. Provision may be made in the future by the Company to permit affiliates to have their shares registered for sale under the Securities Act under certain circumstances.

REGULATORY LEGISLATION AFFECTING DEPOSIT INSURANCE

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

     On September 30, 1996, Congress passed legislation to address the deposit insurance premium disparity. The "Deposit Insurance Funds Act of 1996" (the "DIF Act"), included as part of an Omnibus Appropriations Bill, directed the FDIC to impose a special assessment on SAIF-assessable deposits at a rate that would cause the SAIF to achieve its designated reserve ratio of 1.25% of SAIF-insured deposits as of October 1, 1996. The DIF Act required that the special assessment be applied against the SAIF-assessable deposits held by institutions as of March 31, 1995.

Pursuant to a final rule issued by the FDIC on October 16, 1996, the special assessment rate was determined to be 65.7 basis points. This one-time special assessment fully capitalized the SAIF and was collected on November 27, 1996.

     The amount of the assessment to the Bank was $877,000. The special assessment was recorded on September 30, 1996 and had the effect of reducing the Bank's earnings and capital by the after-tax amount of the assessment as of the date of enactment, which was $533,000 or $0.38 per share. As described below, with the recapitalization of the SAIF, BIF and SAIF regular premiums will be comparable and, therefore, FDIC premium expense is expected to be reduced in future periods.

     The FDIC published a final rule on December 24, 1996, establishing a permanent base assessment schedule for the SAIF and setting assessment rates at a range of 4 to 31 basis points. The rule provides for an adjusted assessment schedule reducing these rates by 4 basis points to reflect current conditions, producing an effective SAIF assessment range of 0 to 27 basis points beginning October 1, 1996. This assessment range, which applies to all SAIF institutions other than SAIF member savings associations, is comparable to the current schedule for BIF-institutions. A special interim rate schedule ranging from 16 to 27 basis points applied to SAIF-member savings associations for the last quarter of 1996, reflecting the fact that assessments related to certain bond obligations of the Financial Corporation ("FICO"), which were issued to resolve the savings and loan crisis in the 1980's, will be included in the SAIF rates for these institutions curing that period. Because the Bank is a "Sasser bank" (a bank that converted its charter from a savings association to a state savings bank charter, yet remains a SAIF member in accordance with the so-called "Sasser Amendment"), it was not assessed this interim rate and received a credit in January 1997 for its entire FDIC premium for the quarter ended December 31, 1996.

     The DIF Act addressed other matters which will affect the Bank. Certain bond obligations of the Financial Corporation ("FICO"), which were issued to resolve the savings and loan crisis in the 1980's, are being shared by all insured depository institutions beginning after December 31, 1996. This obligation had previously been the sole responsibility of SAIF-insured institutions and had been funded through SAIF assessments. The DIF Act eliminated the statutory link between FICO's assessments and amounts authorized to be assessed by the SAIF, effective January 1, 1997, all insured institutions will pay an annual assessment to fund interest payments on the FICO bonds. BIF-member institutions will pay one-fifth the rate to be paid by SAIF members, for the first three years. The annual FICO assessment is 1.3 and 6.5 basis points of deposits for BIF and SAIF members, respectively. After January 1, 2000, BIF and SAIF members will share the FICO payments on a pro-rata basis, which is assessed at 2.4 basis points, until the bonds mature in 2017.

     In addition, the DIF Act provides for the merger of BIF and SAIF into a single Deposit Insurance Fund. This provision will be effective January 1, 1999, assuming that no insured depository institution is a savings association on that date. This legislation contemplates that the savings association charter will be phased out over that period of time.

ITEM 2.  PROPERTIES

     The Bank conducts its business through three full-service office locations. In May 1996, the Bank opened a limited-service office inside of a new senior community residence in West Allis. Library Square, the senior community, is located at 1820 South 75th Street and contains 118 apartments for independent living. The Bank conducts business at Library Square two days a week. Two of the full-service branch offices are located in Milwaukee county and one in Waukesha County. The Bank owns all of the properties on which its full-service offices are located. Management believes the Bank's current facilities are adequate to meet present and immediately foreseeable needs of the Bank and the Holding Company. The Bank will analyze additional limited-service office opportunities in the future. A list of the Bank's full-service offices is as follows:

                                                   NET BOOK VALUE
                                                  OF PROPERTIES AND
                                           YEAR    IMPROVEMENTS AT
             OFFICE LOCATION              OPENED    JUNE 30, 1997
             ---------------------------  ------  -----------------

             West Allis/Home Office       1919             $271,000
             7401 West Greenfield Avenue
             West Allis, WI  53214

             New Berlin Office            1989              995,000
             15600 West Cleveland Avenue
             New Berlin, WI  53151

             Greenfield Office            1988            1,051,000
             5101 South 27th Street                      ----------
             Greenfield, WI  53221

             Net Book Value:                             $2,317,000
                                                         ==========

     In addition to the properties described above, in January, 1991, the Bank entered into a purchase contract with two companies (the "Sellers") for the purchase of certain real estate located in Wauwatosa, Wisconsin. The Bank sought to acquire the real estate as a location for a Wauwatosa branch office. The purchase contract required the Sellers, at their cost and expense, to take all steps necessary to remove all hazardous substances and underground storage tanks, pipes, and related appurtenances from the property.

     As a result of Sellers' failure to remove the hazardous substances from the property, the Bank instituted suit in August 1992 for specific performance of the purchase contract, alleging Sellers' failure to clean up the property and the Bank's entitlement to have the purchase contract enforced by requiring the Sellers to complete the agreed-upon clean-up of the property.

     In July 1993, the Circuit Court for Milwaukee County, denied the Bank's request for specific performance of the purchase contract and found the purchase contract unenforceable based upon the Bank's right in its sole discretion to void the purchase contract. The Bank appealed the decision but the Wisconsin Court of Appeals affirmed the Circuit Court.

     The Bank continues to have some interest in the property as a prospective branch office location. As of June 30, 1995, the Bank has advanced $117,000 in real estate taxes to avoid a foreclosure suit resulting from a default in payment of property taxes and has taken a real estate mortgage on the property to secure repayment of such amounts.

     In March 1993, the Bank recognized losses of $250,000 to provide an allowance for capitalized real estate taxes, legal fees and other expenses related to the attempted acquisition of the property. The Bank does not intend to acquire the property without the clean-up having been completed nor does it intend to participate in the costs of the clean-up. The Bank believes its current position does not expose it to liability in connection with clean-up expenses or other expenses related to the property, including without limitation liabilities arising under the Comprehensive Environmental Response, Compensation and Liability Act.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is involved as a plaintiff or defendant in various legal actions arising in the normal course of its business. While the ultimate outcome of these various legal proceedings cannot be predicted with certainty, it is the opinion of management that the resolution of these legal actions should not have a material effect on the Company's consolidated financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 1997.

     EXECUTIVE OFFICERS OF THE REGISTRANT

     The following information as to the business experience is supplied with respect to executive officers of the Company who, with the exception of Messrs. James D. Smessaert and Peter A. Gilbert, do not serve on the Company's Board of Directors. There are no arrangements or understandings between the persons named and any one person pursuant to which such officers were selected, nor are there any family relationships among them.

     JAMES D. SMESSAERT, age 59, is President, Chief Executive Officer and Chairman of the Board of the Company, has been President, Chief Executive Officer and a director of the Bank since 1983, and became Chairman of the Board effective July 1, 1993. Prior to joining the Bank, Mr. Smessaert was Executive Vice President of Advantage Bank, formerly Kenosha Savings and Loan Association. Mr. Smessaert is past President of the Milwaukee Council of the Wisconsin League of Financial Institutions. He currently serves as Secretary and as a member of the Legislative and Executive Committees of the Wisconsin League of Financial Institutions. Mr. Smessaert also is immediate past Chairman of the West Allis Chamber of Commerce and past Chairman of the West Allis Business Expo.

     PETER A. GILBERT, age 49, is Corporate Secretary and Executive Vice President, Chief Operating Officer and a director of the Bank effective August 1, 1995, and a director of the Company effective August 22, 1995. Prior to joining the Bank, Mr. Gilbert was President and CEO of Valley Real Estate Services Corp., a mortgage banking subsidiary of Valley Bancorporation located in Sheboygan, Wisconsin, from 1992 to 1994, and Managing Director of Gilbert and Associates, a financial services consulting firm located in Encinitas, California, from 1988 to 1992.

     ARTHUR E. THOMPSON, age 37, is Chief Financial Officer and Treasurer of the Company and has been Senior Vice President of the Bank since March 1993. Mr. Thompson joined the Bank in 1985 as the Controller and served as Vice President and Treasurer from 1987 to March 1993. Mr. Thompson also is a director of the Bank's subsidiary, Hallmark Investment Corp. Prior to joining the Bank, Mr. Thompson was an accountant at Hopkins Savings & Loan Association from 1984 to 1985 and Assistant Controller at West Bend Savings & Loan Association from 1983 to 1984. Mr. Thompson is a Certified Public Accountant.

     NANCY S. HOELTER, age 51, is Vice President of the Company and has been Senior Vice President of the Bank since March 1993. Ms. Hoelter joined the Bank in 1986, served as an Administrative Assistant from 1987 to 1989, as Human Resources Coordinator from 1989 to 1992 and as Vice President from 1992 to March 1993. Ms. Hoelter also is a director, Secretary and Treasurer of the West Allis Savings Bank Foundation.

     ELIZABETH S. BORST, age 35, is Senior Vice President-Sales and Marketing of the Bank since November 1995, and as Vice President-Marketing from 1993 to 1995. Ms. Borst also is a director of the Bank's subsidiary, Hallmark Planning Services, Inc.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     SHAREHOLDERS/SHARES OUTSTANDING

     The Company's common stock is currently being traded on the National Association of Securities Dealers Automated Quotation (NASDAQ) National Market System over-the-counter exchange under the symbol of HALL. Information required by this item is incorporated by reference to the table "Market Information" as part of the "Quarterly Financial Information (Unaudited)" shown in Note 17 to Notes to Consolidated Financial Statements and the "Earnings Per Share" Note 1 to Notes to Consolidated Financial Statements included under Item 8 of this Annual Report on Form 10-K.

     As of August 31, 1997, there were 358 holders of record and an estimated 1,000 beneficial holders owning a total of 1,422,950 voting shares.

     The Board of Directors of the Company does not presently anticipate the declaration or payment of a dividend. Future payments of dividends will be subject to determination and declaration by the Company's Board of Directors, which will take into account the Company's financial condition, results of operations, tax considerations, industry standards, economic conditions and other factors, including regulatory restrictions which affect the payment of dividends by the Bank to the Company. There can be no assurance that dividends will in fact be paid on the Common Stock or that, if paid, such dividends will not be reduced or eliminated in future periods.

ITEM 6.  SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA (Five-Year Summary)


     Set forth below are selected consolidated financial and other data of the Company. The financial data is derived in part from, and should be read in conjunction with, the Consolidated Financial Statements of the Company and Notes thereto presented elsewhere in this report.


                                                                        AT JUNE 30,
                                                      ------------------------------------------------
                                                        1997      1996      1995      1994      1993
                                                      --------  --------  --------  --------  --------
                                                                          (IN THOUSANDS)

SELECTED FINANCIAL CONDITION DATA:
Total assets .......................................  $409,820  $377,157  $259,477  $179,642  $153,858
Loans receivable, net ..............................   273,556   224,807   142,321   105,068    79,515
Cash and cash equivalents ..........................     8,755     4,825     6,820     8,429    12,332
Securities held for sale/available-for-sale ........    29,518    37,284    33,108    22,224     5,972
Investment securities and certificates of deposit ..       780       978       590     1,783     9,198
Mortgage-backed and related securities .............    85,430    97,332    66,781    35,511    39,932
Deposits ...........................................   281,512   229,675   152,167   115,036   109,890
FHLB advances and other borrowings .................    92,073   113,954    76,779    35,998    26,036
Shareholders' equity ...............................    29,672    27,011    25,260    24,294    14,709

                                                                       FISCAL YEAR ENDED JUNE 30,
                                                         -------------------------------------------------------
                                                          1997       1996        1995        1994        1993
                                                         -------  ----------  ----------  ----------  ----------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

SELECTED OPERATIONS DATA:
Total interest income .................................  $29,823     $22,894     $14,560     $11,258     $11,102
Total interest expense ................................   20,210      15,348       8,743       6,333       6,241
                                                         -------  ----------  ----------  ----------  ----------
Net interest income ..................................     9,613       7,546       5,817       4,925       4,861
Provision for loan losses .............................      650         367         248         229         413
                                                         -------  ----------  ----------  ----------  ----------
 Net interest income after provision for loan losses ..    8,963       7,179       5,569       4,696       4,448
Non-interest income:
 Loan servicing and loan-related fees .................      251         233         238         202         138
 Depository fees and service charges ..................      478         494         464         491         555
 Gain on sale of loans ................................       95          75          23         193         506
 Gain (loss) on sale of securities and
  mortgage-backed and related securities, net .........        7          72        (102)       (103)        100
 Other non-interest income ............................      197         388         375         186         187
                                                         -------  ----------  ----------  ----------  ----------
Total non-interest income .............................    1,028       1,262         998         969       1,486
Total non-interest expense ............................    7,046       5,554       4,785       4,635       4,837
                                                         -------  ----------  ----------  ----------  ----------
Income before income tax expense ......................    2,945       2,887       1,782       1,030       1,097
Income tax expense ....................................    1,026       1,009         708         437         454
                                                         -------  ----------  ----------  ----------  ----------
  Net income ..........................................   $1,919      $1,878      $1,074        $593        $643
                                                         =======  ==========  ==========  ==========  ==========
  Earnings per share ..................................     1.33        1.33         .77         .22         N/A
                                                         =======  ==========  ==========  ==========
  Pro forma earnings per share ........................      N/A         N/A         N/A         .40         N/A
                                                                                          ==========

                                                              AT OR FOR THE FISCAL YEAR ENDED JUNE 30,
                                                          ------------------------------------------------
                                                            1997      1996      1995      1994      1993
                                                          --------  --------  --------  --------  --------
SELECTED FINANCIAL RATIOS AND OTHER DATA:
PERFORMANCE RATIOS
Return on average assets ...............................      0.48%     0.60%     0.51%     0.35%     0.42%
Return on average equity ...............................      6.83      7.17      4.39      2.91      4.45
Interest rate spread during period(1) ..................      2.06      1.97      2.34      2.57      3.03
Net interest margin(1) .................................      2.48      2.45      2.89      3.06      3.37
Non-interest expense to average assets .................      1.77      1.76      2.29      2.74      3.16
Non-interest income to average assets ..................      0.26      0.40      0.48      0.57      0.97
Average interest-earning assets to
 average interest-bearing liabilities ..................      1.08x     1.10x     1.13x     1.12x     1.08x

ASSET QUALITY RATIOS
Non-performing loans to gross loans(2) .................      0.22%     0.04%     0.09%     0.20%     0.25%
Non-performing assets to total assets(2) ...............      0.16      0.03      0.06      0.14      0.14
Allowance for loan losses to non-performing loans ......    282.37  1,153.27    666.43    354.38    309.00
Ratio of allowance for loan losses to gross loans ......      0.62      0.50      0.62      0.70      0.78
Net charge-offs to average gross loans .................      0.04      0.05      0.05      0.12      0.10

CAPITAL RATIOS(3)
Average shareholders' equity to average assets .........      7.07      8.30     11.70     12.03      9.45
Shareholders' equity to total assets at end of period ..      7.24      7.16      9.73     13.52      9.56

OTHER DATA
Number of deposit accounts .............................    18,064    18,070    19,285    18,487    19,043
Number of real estate loans outstanding ................     3,824     3,654     2,922     2,334     1,907
Number of real estate loans serviced ...................     4,360     4,111     3,419     2,893     2,486
Number of consumer loans outstanding ...................     3,310     3,705     5,322     5,671     5,922
Number of commercial loans outstanding .................        32        --        --        --        --
Loan originations/purchases ............................  $118,108  $140,313   $70,175   $72,900   $71,509
Full-service facilities ................................         3         3         3         3         3

---------------------------
(1) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities. Net interest margin represents net interest income as a percentage of average interest-earning assets.

(2) Non-performing loans consist of non-accrual loans, accruing loans 90 days or more past due and troubled debt restructurings. Non-performing assets consist of non-performing loans and foreclosed properties, which consist of real estate acquired by foreclosure or deed-in-lieu thereof, real estate in judgment and loans which are deemed in-substance foreclosed.

(3) For a discussion of the Bank's regulatory capital ratios, see Note 9 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     In order to maximize shareholder value, the Company continues to pursue a strategy of effectively utilizing the capital acquired in the Bank's Conversion and the Company's initial public offering consummated in December 1993. The Company believes that its effective utilization of capital is best achieved through the growth of the Company's business. Pursuant to the Company's post-Conversion strategic plan, this growth is to be achieved through the expansion of the Company's asset base and diversification of the Company's portfolio into higher yielding assets, and is to be implemented in two stages. In stage one, implemented in fiscal 1994 through the first half of fiscal 1997, management focused on achieving a target asset size for the Company established by the Board of Directors. In stage two, which commenced in the second half of fiscal 1996 and will continue in fiscal 1998, management focused, and intends to continue to focus, on portfolio diversification coupled with a moderate increase in the rate of growth of the Company's asset base.

     Commencing in fiscal 1994 and continuing through the first half of fiscal 1997, the Company implemented the first stage of the strategy by leveraging its capital base to achieve asset growth. The objective of the first stage of the strategy was to reach a targeted asset size for the Company established by the Board of Directors within a three-to-five year period following the Conversion. The Company increased its asset size from $179.6 million at June 30, 1994 to $409.8 million at June 30, 1997. The Bank's principal investment focus during the four-year post-Conversion period was to originate and purchase mortgage loans (principally loans secured by one-to-four family owner-occupied homes) and purchase mortgage-backed securities. The asset growth was funded through significant increases in Federal Home Loan Bank ("FHLB") advances and other borrowings and increases in deposits, primarily brokered and non-brokered wholesale deposits. Pursuit of the foregoing strategy resulted in increases in the Company's net income, earnings per share, return on average equity ("ROAE") and return on average assets ("ROAA") in fiscal 1994, 1995 and 1996. Excluding the impact of the one-time industry-wide SAIF assessment in fiscal 1997, pursuit of the strategy also resulted in increases in the Company's net income, earnings per share, ROAE and ROAA for fiscal 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Starting in the latter half of fiscal 1996 and continuing in fiscal 1997, the Company implemented the second stage of its post-Conversion plan in order to continue to increase net income, earnings per share, ROAE and ROAA. This strategy involved shifting the focus from asset growth to asset portfolio diversification, while maintaining prudent capital and liquidity levels. This was, and continues to be achieved by altering the composition of loans and securities originated, purchased, sold and held in the total asset portfolio. In particular, the Company focused and will focus on originating and purchasing higher-yielding multi-family, commercial real estate and commercial business loans secured by properties or assets located within the Company's primary lending area (as defined herein), which will either replace or supplement the lower-yielding one-to-four family mortgage loans and principal run-off from the mortgage securities portfolio. The Company also evaluated opportunities to purchase multi-family and commercial real estate loans or participation interests in such loans secured by properties located outside the Company's primary lending area. In fiscal 1997, the Company purchased an aggregate of $5.4 million, or 1.9% of gross loans at June 30, 1997, of loans and participation interests in loans originated by other lenders and secured by properties located outside of the Company's primary lending area (as defined herein). These loans and participation interests consisted primarily of commercial real estate and commercial real estate construction loans. In the second half of fiscal 1997, the Company also expanded its opportunities to originate higher-yielding loans by establishing a new commercial lending division which offers commercial/industrial real estate term loans, equipment leasing, inventory/equipment/receivables financing, lines of credit, letters of credit and SBA loan programs. Asset portfolio diversification in fiscal 1997 was funded through principal repayment cash flows from existing assets, wholesale brokered and non-brokered deposits, retail deposits and FHLB advances.

     In fiscal 1998, the Company intends to continue the implementation of the second phase of its strategic plan by slowing the rate of growth of its asset base and continuing to focus on asset portfolio diversification.* This will continue to be accomplished by increasing the origination and purchase of multi-family real estate, commercial real estate and commercial/industrial business loans, combined with the growth of the commercial lending division.* The Company also intends to begin to increase sales of one-to-four family mortgage loans in the secondary market, including selling seasoned and recently originated one-to-four family mortgage loans in order to provide liquidity for the funding of higher-yielding loan originations and purchases, increase non-interest income and maintain adequate levels of capital.* The Company anticipates that increased sales of one-to-four family loans will decrease the proportion of the gross loan portfolio represented by such loans, will increase non-interest income as a result of increased gains on the sales of such loans, and will further lessen the Company's negative gap position as such loans are replaced by higher-yielding, adjustable rate assets, including multi-family, commercial real estate and commercial loans.*
Portfolio diversification in fiscal 1998 also will include continued purchases of loans or participation interests in loans originated by other lenders both within and outside of its primary lending area.* Loans purchased, or participation interests purchased, which relate to properties located outside of the Company's primary lending area will consist primarily of multi-family, commercial real estate, multi-family construction and commercial real estate construction loans.* In deciding whether or not to purchase a loan or participation interest in a loan originated outside of the Company's primary lending area, management of the Company has applied, and continues to apply, underwriting guidelines which are at least as strict as those applicable to the origination of similar loans within its primary lending area.

     The Company intends to fund its asset portfolio diversification in fiscal 1998 by a combination of retail deposits, brokered deposits, borrowings, the sale of one-to-four family mortgage loans in the secondary market, the maturity and sale of mortgage-backed and related securities and FHLB advances.*

     The increase in the level of the allowance for losses on loans during fiscal 1997 was primarily the result of increases in the commercial, home equity and commercial real estate loan portfolios. Loans secured by multi-family and commercial real estate and commercial business assets generally involve a greater degree of credit risk than one-to-four family loans and carry larger balances. The increased credit risk is the result of several factors, including concentration of principal in a limited number of loans and borrowers, the effect of general economic conditions on income-producing properties, and the increased difficulty of evaluating and monitoring these types of loans. Management anticipates that as the Company's volume of multi-family and commercial/nonresidential real estate and commercial business lending activity continues to increase, the Company will need to build a higher level of allowance for loan losses established through a provision for loan losses, which will have a negative effect on the Company's net income in the short-term.* However, the Company believes that building the higher yielding multi-family and commercial/nonresidential real estate components of its gross loan portfolio will benefit the Company longer term, and should contribute to a long-term improvement in the Company's net income and return on equity.*

COMPARISON OF OPERATING RESULTS FOR THE FISCAL YEARS ENDED JUNE 30, 1997 AND
1996

     GENERAL

     Net income for the fiscal year ended June 30, 1997 increased 2.2% to $1.919 million from $1.878 million for fiscal 1996. The increase in net income was primarily attributable to an increase in net interest income. Net interest income before the provision for losses on loans increased to $9.6 million for the fiscal year ended June 30, 1997 from $7.5 million for fiscal 1996, primarily as a result of higher average interest-earning assets during fiscal 1997 as compared to fiscal 1996. Non-interest income decreased by $234,000 to $1.0 million for the fiscal year ended June 30, 1997 from $1.3 million for fiscal 1996. The decrease in non-interest income was primarily due to a decrease in other non-interest income which decreased $174,000 to $87,000 for the fiscal year ended June 30, 1997 from $261,000 for fiscal 1996 and a decrease in gains on the sale of investments and mortgage-backed and related securities of $65,000 to $7,000 for fiscal year ended June 30, 1997 from $72,000 for fiscal 1996. Also, insurance commissions decreased $17,000 to $110,000 for the fiscal year ended June 30, 1997 from $127,000 for fiscal 1996, loan servicing fees decreased $17,000 to $86,000 for the fiscal year ended June 30, 1997 from $103,000 for fiscal 1996, and service charges on deposit accounts decreased $16,000 to $478,000 for the fiscal year ended June 30, 1997 from $494,000 for fiscal 1996. The decrease in non-interest income was partially offset by an increase in service charges on loans of $35,000. Non-interest expense increased $1.4 million to $7.0 million for the fiscal year ended June 30, 1997 from $5.6 million for fiscal 1996, primarily as a result of a one-time industry-wide FDIC special assessment charge of $877,000, partially offset by a refund credit of $137,000, an increase of $454,000 in compensation and benefits, an increase of $182,000 in other non-interest expense, an increase of $114,000 in occupancy and equipment expense and an increase of $47,000 in marketing expense. Net income also was reduced by an increase in the provision for losses on loans to $650,000 for fiscal 1997 from $367,000 for fiscal 1996.

     Return on average equity decreased to 6.83% for the fiscal year ended June 30, 1997 from 7.17% for fiscal 1996. Return on average assets decreased to
 .48% for the fiscal year ended June 30, 1997 from .60% for fiscal 1996. The decreases in return on average equity and average assets resulted primarily from a one-time after-tax charge of $533,000 to recapitalize the SAIF, the FDIC insurance fund which insures deposits of savings associations, partially offset by an after-tax FDIC credit refund of $83,000. Excluding the effects of the FDIC assessment and credit, return on average equity and return on average assets would have been 8.43% and .60%, respectively. The Company's principal investment focus during the fiscal year ended June 30, 1997 was the origination and purchase of mortgage and commercial loans. The asset growth primarily was funded through increases in deposits, primarily brokered and non-brokered wholesale certificates of deposit, money market deposits, retail certificates of deposit and sales of loans in the secondary market.

     NET INTEREST INCOME

     Net interest income increased 27.4% to $9.6 million for fiscal 1997 from $7.5 million for fiscal 1996. Interest income increased $6.9 million in fiscal 1997, while interest expense increased $4.9 million. The level of net interest income primarily reflects a 26.3% increase in average interest-earning assets during fiscal 1997 and a 4.7% increase in the excess of the Company's average interest-earning assets over average interest-bearing liabilities to $28.7 million for fiscal 1997 from $27.4 million for fiscal 1996, and by an increased interest rate spread to 2.06% for fiscal 1997 from 1.97% for fiscal 1996. The increased interest rate spread for fiscal 1997 is a result of the Company's origination and purchase of loans with variable rates at higher interest rates, partially offset by higher funding costs.

     INTEREST INCOME

     Interest income increased 30.3% to $29.8 million for fiscal 1997 from $22.9 million for fiscal 1996. The increase in interest income was the result of an increase in average interest-earning assets of 26.3% to $388.1 million for fiscal 1997 compared to $307.4 million for fiscal 1996 and an increase of 23 basis points in the yield on interest-earning assets to 7.68% for fiscal 1997 from 7.45% for fiscal 1996. The rate of asset growth experienced during fiscal year 1997 is not expected to continue as the Company had substantially completed the leveraging of its assets during the first half of fiscal 1997 and continues to implement the second phase of its strategic plan by slowing its assets growth and focusing on asset portfolio diversification in fiscal 1998. Interest income on loans increased 52.7% to $20.7 million for fiscal 1997 from $13.6 million for fiscal 1996. The increase was the result of an increase in the Company's average gross loans of 47.0% to $254.1 million for fiscal 1997 from $172.9 million for fiscal 1996 and an increase in average yield to 8.16% for fiscal 1997 from 7.86% for fiscal 1996. While total mortgage loans originated and purchased decreased in fiscal 1997 compared to fiscal 1996 as the Company focused on portfolio diversification, gross loans increased primarily as a result of the Company retaining all of its originated adjustable rate loans. The increase in yield is primarily attributable to the retention of higher rate adjustable-rate loans, and to the higher yields paid on the multi-family and commercial components of the loan portfolio. Interest income on mortgage-backed securities decreased 6.8% to $3.5 million for fiscal 1997 from $3.8 million for fiscal 1996. The decrease was primarily due to a decrease in average balances to $50.4 million for fiscal 1997 from $55.2 million for fiscal 1996 offset by an increase in average yield to 7.05% for fiscal 1997 from 6.90% for fiscal 1996. The decrease in mortgage-backed securities is expected to continue in fiscal 1998 as the Company continues to use the principal prepayments to fund the asset portfolio diversification. Interest income on mortgage-related securities increased 2.1% to $2.7 million for fiscal 1997 from $2.6 million for fiscal 1996. The increase was primarily due to an increase in average balances to $40.5 million for fiscal 1997 from $37.3 million for fiscal 1996, offset by a decrease in average yield to 6.65% for fiscal 1997 from 7.06% for fiscal 1996. Interest income on investment securities and securities available-for-sale decreased 4.3% to $2.5 million for fiscal 1997 from $2.6 million for fiscal 1996. The decrease was primarily due to a decrease in average yield to 6.54% for fiscal 1997 from 6.83% for fiscal 1996. The lower average yield was primarily attributable to the falling interest rate environment during the last half of fiscal 1997. The interest rate environment for fiscal 1997 was marked by increasing interest rates for the first half before falling in the last half as compared to a rising interest rate environment throughout fiscal
1996. The lower interest rates of the last half of fiscal 1997 also resulted in lower average yields on the Bank's fixed and adjustable rate loans and related securities portfolios.

INTEREST EXPENSE

     Interest expense increased 31.7% to $20.2 million for fiscal 1997 from $15.3 million for fiscal 1996. The increase was the result of a 28.4% increase in the average amount of interest-bearing liabilities to $359.4 million for fiscal 1997 compared to $280.0 million for fiscal 1996 and an increase in the average rate paid on interest-bearing liabilities to 5.62% for fiscal 1997 from 5.48% for fiscal 1996. The increased balances of certificates of deposit (including brokered and non-brokered wholesale deposits), money market deposits and borrowings, offset by decreases in lower cost NOW accounts and passbook deposits, was the primary reason for the increase in the average rate paid in fiscal 1997 as compared to fiscal 1996. Interest expense on deposits increased 36.9% to $13.9 million for fiscal 1997 from $10.1 million for fiscal 1996. The increase was the result of an increase in average balances of 33.0% to $251.8 million for fiscal 1997 from $189.4 million for fiscal 1996 and an increase in the average rate paid on deposits to 5.52% for fiscal 1997 from 5.36% for fiscal 1996. The increase in deposits was primarily due to an increase of 35.1% in certificates of deposit to $211.0 million for fiscal 1997 compared to $156.2 million in fiscal 1996 and an increase in average rate paid on certificates of deposit to 5.86% for fiscal 1997 from 5.81% for fiscal 1996. Also, money market deposits increased 148.8% to $15.4 million for fiscal 1997 compared to $6.2 million in fiscal 1996 and the average rate paid on such deposits increased to 5.21% for fiscal 1997 from 4.78% for fiscal 1996. These increases were partially offset by a decline of 5.9% in passbook accounts to $23.0 million for fiscal 1997 compared to $24.4 million for fiscal 1996 and a decline of 7.5% in NOW accounts to $2.4 million for fiscal 1997 compared to $2.6 million for fiscal 1996. Money market deposits increased due to aggressive marketing and an attractive interest rate paid within the Bank's local market area. The Company's increase in certificates of deposit was the result of aggressive marketing and pricing and the use of brokered certificates of deposit. Of the $211.1 million in the average balance of certificates of deposit for fiscal 1997, $87.1 million or 41.3% represented brokered certificates of deposit compared to $52.5 million or 33.6% for fiscal 1996.
The average rate paid on brokered certificates of deposit increased to 6.11% for fiscal 1997 from 5.81% for fiscal 1996. The rate of brokered certificate of deposit growth experienced in fiscal 1997 is not expected to continue as the Company continues to implement the second phase of its strategic plan by slowing the rate of growth of its asset base and focusing on asset portfolio diversification in fiscal 1998. Interest on borrowings (FHLB advances and reverse repurchase agreements) increased 21.6% to $6.2 million for fiscal 1997 from $5.1 million for fiscal 1996. The increase in borrowings was primarily due to growth in the average balance of FHLB advances of 33.7% to $100.4 million for fiscal 1997 compared to $75.1 million for fiscal 1996. The increase in interest on borrowings also was due to an increase in average rate paid to 5.98% for fiscal 1997 from 5.85% for fiscal 1996, as interest rates on the adjustable-rate and short-term fixed-rate maturity borrowings increased as interest rates in general increased in the first half of fiscal 1997. FHLB advances will continue to be utilized as the Company continues the implementation of the second phase of its strategic plan by slowing the rate of growth of its asset base and focusing on asset portfolio diversification in fiscal 1998.

     PROVISION FOR LOSSES ON LOANS

     The provision for losses on loans increased by 77.1% to $650,000 for fiscal 1997 from $367,000 for fiscal 1996. The level of allowance for losses on loans generally is determined by the Bank's historical loan loss experience, the condition and composition of the Bank's loan portfolio and existing and anticipated general economic conditions. Based on management's evaluation of the loan portfolio and the increase in gross loans during fiscal 1997, the allowance for losses on loans increased 42.8% to $1.8 million at June 30 1997 compared to $1.2 million at June 30, 1996. The increase in the level of allowance for losses on loans was primarily the result of the increases in commercial, home equity and commercial real estate loan portfolios which carry a greater degree of credit risk. The ratio of allowance for loan losses to gross loans increased to 0.62% at June 30, 1997 from 0.50% at June 30, 1996. The amount of non-performing loans at June 30, 1997 was $624,000 or 0.22% of gross loans compared to $107,000 or 0.04% of gross loans at June 30, 1996.

     NON-INTEREST INCOME

     Non-interest income decreased 18.5% to $1.0 million for fiscal 1997 from $1.3 million for fiscal 1996. The largest components of the decrease were a decrease in other income to $87,000 for fiscal 1997 compared to $261,000 for fiscal 1996, a decrease in gains on the sale of securities and mortgage-backed and related securities to $7,000 for fiscal 1997 compared to $72,000 for fiscal 1996, a decrease in insurance commissions to $110,000 for fiscal 1997 compared to $127,000 for fiscal 1996, a decrease in loan servicing fees to $86,000 for fiscal 1997 compared to $103,000 for fiscal 1996, and a decrease in service charges on deposit accounts to $478,000 for fiscal 1997 compared to $494,000 for fiscal 1996. The decreases in non-interest income were offset by an increase in gains on the sales of loans to $95,000 for fiscal 1997 compared to $75,000 for fiscal 1996. The decrease in other income and insurance commissions reflects the sale of the property and casualty policies of the Company's insurance subsidiary for a one-time gain of $100,000 during fiscal 1996. The decrease in gains on the sale of securities and mortgage-backed and related securities reflects management's decision to sell more higher-yielding available-for-sale securities in the 1996 period. The increase in gains on the sale of loans reflects the gains on the sale of an increased volume of mortgage loans in the 1997 period. The decrease in loan servicing fees reflects decreases in the average balance of the Company's sold loan serviced portfolio. Service charges on loans increased $35,000 to $165,000 for fiscal 1997 from $130,000 for fiscal 1996, primarily reflecting the increased fees charged on commercial loan volume.

     NON-INTEREST EXPENSE

     Non-interest expense increased 26.9% to $7.0 million for fiscal 1997 from $5.6 million for fiscal 1996. The increase was primarily due to an increase in FDIC deposit insurance premiums of $695,000 to $1.1 million for fiscal 1997 from $393,000 for fiscal 1996. The increase in FDIC deposit insurance premiums was primarily a result of an industry-wide special assessment charge of $877,000 for an amount to recapitalize the SAIF during the 1997 period, partially offset by a refund credit of $137,000. See "Recent Regulatory Developments." Compensation and benefits expense increased $454,000 to $3.5 million for fiscal 1997 from $3.0 million for fiscal 1996, which primarily relates to higher salary, loan commissions and incentive compensation and an increase in full-time equivalent employees. Occupancy and equipment expense increased $114,000 to $963,000 for fiscal 1997 from $849,000 for fiscal 1996, due to additional bank equipment purchases. Other non-interest expense increased $182,000 to $1.2 million for fiscal 1997 from $1.0 million for fiscal 1996, due to increases in loan, printing, office supplies, organization dues, legal and other miscellaneous expenses. Marketing expense increased $47,000 to $328,000 for fiscal 1997 from $281,000 for fiscal 1996.

     INCOME TAX EXPENSE

     Income tax expense increased to $1.026 million for fiscal 1997 from $1.009 million for fiscal 1996. The increase was primarily a result of higher income before income taxes, partially offset by lower state income taxes due to an increase in the amount of interest income not subject to state income taxes.

COMPARISON OF OPERATING RESULTS FOR THE FISCAL YEARS ENDED JUNE 30, 1996 AND
1995

     GENERAL

     Net income for fiscal 1996 increased 74.9% to $1.9 million from $1.1 million for fiscal 1995. The increase in net income was primarily attributable to an increase in net interest income. Net interest income before the provision for losses on loans increased to $7.5 million for fiscal 1996 from $5.8 million for fiscal 1995, primarily as a result of higher average interest-earning assets during fiscal 1996 as compared to fiscal 1995. Non-interest income increased by $264,000 to $1.3 million for fiscal 1996 from $998,000 million for fiscal 1995. The increase in non-interest income was primarily due to an increase in gains on the sale of investments and mortgage-backed and related securities of $174,000 to $72,000 for fiscal 1996 from a loss of $102,000 for fiscal 1995. Also, other non-interest income increased $82,000 to $261,000 for fiscal 1996 from $179,000 for fiscal 1995 and gains on the sale of loans increased $52,000 to $75,000 for fiscal 1996 from $23,000 for fiscal 1995. The increase in non-interest income was partially offset by a decrease in insurance commissions of $69,000 and service charges on loans of $14,000. Non-interest expense increased
$769,000 to $5.6 million for fiscal 1996 from $4.8 million for fiscal 1995, primarily as a result of an increase of $396,000 in compensation and benefits, $154,000 in other non-interest expense, $117,000 in deposit insurance premiums, $54,000 in occupancy and equipment expense and $48,000 in marketing expense. Net income was reduced by an increase in the provision for losses on loans to $367,000 for fiscal 1996 from $248,000 for fiscal 1995.

     Return on average equity increased to 7.17% for fiscal 1996 from 4.39% for fiscal 1995. Return on average assets increased to .60% for fiscal 1996 from
 .51% for fiscal 1995. The increases in return on average equity and average assets resulted from the continuation of the Company's leveraging strategy in which total assets increased to $377.2 million at June 30, 1996 from $259.5 million at June 30, 1995. The Company's principal investment focus during fiscal 1996 was the origination and purchase of mortgage loans and the purchase of mortgage-backed and related securities. The asset growth was funded through increases in FHLB advances and other borrowings and increases in deposits, primarily brokered and non-brokered wholesale certificates of deposit.

     NET INTEREST INCOME

     Net interest income increased 29.7% to $7.5 million for fiscal 1996 from $5.8 million for fiscal 1995. Interest income increased $8.3 million in fiscal 1996, while interest expense increased $6.6 million. The level of net interest income primarily reflects a 52.9% increase in average interest-earning assets during fiscal 1996 and a 22.2% increase in the excess of the Company's average interest-earning assets over average interest-bearing liabilities to $27.4 million for fiscal 1996 from $22.4 million for fiscal 1995, partially offset by a narrowing interest rate spread to 1.97% for fiscal 1996 from 2.34% for fiscal 1995. This increase was primarily the result of the strategy to leverage the Company's capital base. The 22.2% increase in the excess of the Company's average interest-earning assets over average interest-bearing liabilities was primarily the result of transferring $3.0 million of interest-bearing checking accounts to non-interest bearing type accounts. The decision to transfer such accounts to non-interest bearing type accounts resulted from a checking account profitability study, and management believes that such transfer will not result in the loss of a significant portion of such accounts. The narrowing interest rate spread for fiscal 1996 is a result of the Company's origination and purchase of loans and securities with variable rates at lower interest rates which were primarily funded by higher interest rate certificates of deposit (including brokered certificates of deposit) and borrowings.

INTEREST INCOME

     Interest income increased 57.2% to $22.9 million for fiscal 1996 from $14.6 million for fiscal 1995. The increase in interest income was the result of an increase in average interest-earning assets of 52.9% to $307.4 million for fiscal 1996 compared to $201.0 million for fiscal 1995 and an increase of 21 basis points in the yield on interest-earning assets to 7.45% for fiscal 1996 from 7.24% for fiscal 1995. The rate of asset growth experienced during fiscal year 1996 is not expected to continue as the Company achieves its targeted asset size in fiscal 1997 and implements the second phase of its strategic plan by slowing its assets growth and focusing on asset portfolio diversification in fiscal 1997. Interest income on loans increased 38.2% to $13.6 million for fiscal 1996 from $9.8 million for fiscal 1995. The increase was the result of a rise in the Company's average gross loans of 36.7% to $172.9 million for fiscal 1996 from $126.5 million for fiscal 1995 and an increase in average yield to 7.86% for fiscal 1996 from 7.77% for fiscal 1995. Gross loans increased primarily as a result of the Company retaining substantially all of its originated fixed-rate loans and purchasing additional loans in the secondary market. The increase in yield is primarily attributable
to the retention of longer-term fixed-rate and adjustable-rate loans.   The
Company's decision to now retain longer-term fixed-rate loans is due to the higher interest rates on longer-term fixed-rate loans as compared to the lower initial rate offered on adjustable rate loans. Interest income on mortgage-backed securities increased 83.9% to $3.8 million for fiscal 1996 from $2.1 million for fiscal 1995. The increase was primarily due to an increase in average balances to $55.2 million for fiscal 1996 from $33.0 million for fiscal 1995 and an increase in average yield to 6.90% for fiscal 1996 from 6.28% for fiscal 1995. Interest income on mortgage-related securities increased 87.0% to $2.6 million for fiscal 1996 from $1.4 million for fiscal 1995. The increase in average yield on mortgage-backed and related securities was primarily due to an upward interest rate adjustment in the adjustable rate securities portion of these portfolios. Interest income on investment securities and securities available-for-sale increased 137.2% to $2.6 million for fiscal 1996 from $1.1 million for fiscal 1995. The increase was primarily due to an increase in average balances of 118.1% to $37.9 million for fiscal 1996 from $17.4 million for fiscal
1995 and an increase in average yield to 6.83% for fiscal 1996 from 6.28% for fiscal 1995. It is anticipated that the rate of growth experienced in fiscal 1996 for mortgage-backed and related securities and investment securities available-for-sale will not continue as the Company achieves its targeted asset size in fiscal 1997 and implements the second phase of its strategic plan by slowing its assets growth and focusing on asset portfolio diversification in fiscal 1997. The higher average yield was primarily attributable to the higher balances of the securities available-for-sale portfolio invested in longer term and higher yielding securities. The interest rate environment for fiscal 1996 was marked by falling interest rates for the first half before increasing in the last half as compared to a rising interest rate environment throughout fiscal 1995. The higher interest rates of the last half of fiscal 1996 also resulted in higher average yields on the Bank's fixed and adjustable rate loans and mortgage-backed and related securities portfolios.

     INTEREST EXPENSE

     Interest expense increased 75.5% to $15.3 million for fiscal 1996 from $8.7 million for fiscal 1995. The increase was the result of a 56.8% increase in the average amount of interest-bearing liabilities to $280.0 million for fiscal 1996 compared to $178.6 million for fiscal 1995 and an increase in the average rate paid on interest-bearing liabilities to 5.48% for fiscal 1996 from 4.90% for fiscal 1995. The increased balances of certificates of deposit (including brokered deposits) and borrowings, as compared to NOW accounts, money market deposits and passbook deposits, was the primary reason for the increase in the average rate paid in fiscal 1996 as compared to fiscal 1995. Interest expense on deposits increased 83.2% to $10.1 million for fiscal 1996 from $5.5 million for fiscal 1995. The increase was the result of an increase in average balances of 57.0% to $189.4 million for fiscal 1996 from $120.6 million for fiscal 1995 and an increase in the average rate paid on deposits to 5.36% for fiscal 1996 from 4.59% for fiscal 1995. The increase in deposits was primarily due to an increase of 87.8% in certificates of deposit to $156.2 million for fiscal 1996 compared to $83.1 million in fiscal 1995 and an increase in average rate paid on certificates of deposit to 5.81% for fiscal 1996 from 5.35% for fiscal 1995. Also, money market deposits increased 49.5% to $6.2 million for fiscal 1996 compared to $4.2 million in fiscal 1995 and the average rate paid on such deposits increased to 4.78% for fiscal 1996 from 4.26% for fiscal 1995. These increases were partially offset by a decline of 9.8% in passbook accounts to $24.4 million for fiscal 1996 compared to $27.1 million for fiscal 1995 and a decline of 58.7% in NOW accounts to $2.6 million for fiscal 1996 compared to $6.2 million for fiscal 1995. The decline in NOW accounts was primarily the result of transferring $3.0 million of interest-bearing NOW accounts to non-interest bearing demand deposit type accounts. The Company's increase in certificates of deposit was the result of aggressive marketing and pricing and the use of brokered certificates of deposit. Of the $156.2 million in the average balance of certificates of deposit for June 30, 1996, $52.5 million or 33.6% represented brokered certificates of deposit compared to $3.9 million or 4.7% at June 30, 1995. The average rate paid on brokered certificates of deposit increased to 5.81% at June 30, 1996 from 5.30% at June 30, 1995. The rate of brokered certificate of deposit growth experienced in fiscal 1996 is not expected to continue as the Company achieves its targeted asset size in fiscal 1997 and implements the second phase of its strategic plan by slowing its assets growth and focusing on asset portfolio diversification in fiscal 1997. Interest on borrowings (FHLB advances and reverse repurchase agreements) increased 63.7% to $5.1 million for fiscal 1996 from $3.1 million for fiscal 1995. The increase was primarily due to growth in the average balance of FHLB advances and reverse repurchase agreements of 58.9% to $87.5 million for fiscal 1996 compared to $55.1 million for fiscal 1995. The increase in interest on borrowings also was due to an increase in average rate paid to 5.85% for fiscal 1996 from 5.67% for fiscal 1995, as interest rates on the adjustable-rate and short-term fixed-rate maturity borrowings increased as interest rates in general increased in the second half of fiscal 1996. The rate of FHLB advance growth experienced in fiscal 1996 is not expected to continue as the Company achieves its targeted asset size in fiscal 1997 and implements the second phase of its strategic plan by slowing its asset growth and focusing on asset portfolio diversification in fiscal 1997.

     PROVISION FOR LOSSES ON LOANS

     The provision for losses on loans increased by 48.0% to $367,000 for fiscal 1996 from $248,000 for fiscal 1995. The level of allowance for losses on loans generally is determined by the Bank's historical loan loss experience, the condition and composition of the Bank's loan portfolio and existing and anticipated general economic conditions. Based on management's evaluation of the loan portfolio and the increase in gross loans during fiscal 1996, the allowance for losses on loans increased 29.5% to $1.2 million at June 30 1996 compared to $953,000 at June 30, 1995. The increase in the level of allowance for losses on loans was primarily the result of the increase in multi-family, multi-family construction, home equity and commercial real estate loan portfolios which carry a greater degree of credit risk. The ratio of allowance for loan losses to gross loans decreased to 0.50% at June 30, 1996 from 0.62% at June 30, 1995. The amount of non-performing loans at June 30, 1996 was $107,000 or 0.04% of gross loans compared to $143,000 or 0.09% of gross loans at June 30, 1995.

     NON-INTEREST INCOME

     Non-interest income increased 26.5% to $1.3 million for fiscal 1996 from $998,000 for fiscal 1995. During the fiscal year ended June 30, 1996, gains on the sale of investments and mortgage-backed and related securities increased $174,000 to $72,000 from a loss of $102,000 for fiscal 1995, primarily due to management's decision in fiscal 1996 to sell securities from the Company's available-for-sale portfolio, as part of the Company's repositioning of its available-for-sale portfolio. Other non-interest income increased $82,000 to $261,000 for fiscal 1996 from $179,000 for fiscal 1995, reflecting the sale of the property and casualty policies of the Company's insurance subsidiary of $100,000. Gains on the sales of loans increased $52,000 to $75,000 for fiscal 1996 from $23,000 for fiscal 1995, primarily due to the sale of the Company's student loan portfolio. Service charges on deposit accounts increased $30,000 to $494,000 for fiscal 1996 from $464,000 for fiscal 1995, primarily due to normal deposit service pricing increases. Loan servicing fees increased $9,000 to $103,000 for fiscal 1996 from $94,000 for fiscal 1995, due to an increase in the average balance of loans serviced to secondary market investors. Increases in non-interest income were partially offset by decreases in service charges on loans of $14,000 to $130,000 for fiscal 1996 from $144,000 for fiscal 1995, due to decreases in the service charges related to lending. In addition, during fiscal 1996, the Company had a decrease in insurance commissions of $69,000 to $127,000 from $196,000 for fiscal 1995, as a result of the cessation of commissions received on the property and casualty policies sold to a third party during fiscal 1996.

     NON-INTEREST EXPENSE

     Non-interest expense increased 16.1% to $5.6 million for fiscal 1996 from $4.8 million for fiscal 1995. The increase was primarily due to an increase in compensation and benefits expense of $396,000 to $3.0 million for fiscal 1996 from $2.6 million for fiscal 1995, relating to higher salary, loan commissions, incentive compensation and stock benefit plan expenses. Marketing expenses increased $48,000 to $281,000 for fiscal 1996 from $233,000 for fiscal 1995, primarily due to more aggressive marketing of line-of-credit home equity loans. Occupancy and equipment expense increased $54,000 to $849,000 for fiscal 1996 from $795,000 for fiscal 1995, due to additional Bank equipment purchases. Deposit insurance premiums increased $117,000 to $393,000 for fiscal 1996 from $276,000 for fiscal 1995, due to an increase in the deposit account base.
Other non-interest expense increased $154,000 to $991,000 for fiscal 1996 from $837,000 for fiscal 1995, due to increases in loan, printing, office supplies, organization dues, legal and other miscellaneous expenses.

     INCOME TAX EXPENSE

     Income tax expense increased to $1.0 million for fiscal 1996 from $708,000 for fiscal 1995. The increase was primarily a result of higher income before income taxes, partially offset by lower state income taxes due to an increase in the amount of interest income not subject to state income taxes.

     AVERAGE BALANCE SHEET

     The following table sets forth certain information relating to the Company's consolidated average statements of financial condition and the consolidated statements of income at and for the fiscal years ended June 30, 1997, 1996 and 1995, and reflects the average yields on interest-earning assets and average rates on interest-bearing liabilities for the periods indicated. Such yields and rates are derived by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown. Average balances are derived principally from average monthly balances and include non-accruing loans. The average yields and rates include loan fees which are considered adjustments to loan yield. The amount of interest income resulting from the recognition of loan fees was $4,000, ($4,000) and $3,000 for the fiscal years ended June 30, 1997, 1996 and 1995, respectively. The increase in the amount of loan fees recognized in interest income for 1997 as compared to 1996 primarily resulted from the originations of loans with higher fees. Interest income on non-accrual loans is reflected in the period it is collected and not in the period it is earned. Such amounts are not material to net interest income or net change in net interest income in any period. Non-accruing loans are included in the average balances and do not have a material effect on the average yield.

                                                               CONSOLIDATED AVERAGE BALANCE SHEETS
                                                                  FISCAL YEAR ENDED JUNE 30,
                                                  ----------------------------------------------------------------
                                                                  1997                            1996
                                                      ------------------------------  -------------------------------
                                                       AVERAGE    INTEREST  AVERAGE    AVERAGE    INTEREST  AVERAGE
                                                     OUTSTANDING  EARNED/   YIELD/   OUTSTANDING  EARNED/    YIELD/
                                                       BALANCE      PAID     RATE      BALANCE      PAID      RATE
                                                      -----------  --------  -------  -----------  --------  --------
                                                                           (DOLLARS IN THOUSANDS)
ASSETS:
  Interest-earning assets:
    Mortgage loans ...............................      $246,744   $19,849    8.04%    $164,565   $12,617      7.67%
    Consumer loans ...............................         6,015       776    12.90       8,339       968     11.61
    Commercial loans .............................         1,387       124     8.94          --        --        --
                                                       ---------  --------            ----------  --------
      Total loans .................................      254,146    20,749     8.16      172,904    13,585      7.86
    Mortgage-backed securities ...................        50,367     3,552     7.05       55,218     3,810      6.90
    Mortgage derivative securities ...............        40,494     2,691     6.65       37,320     2,636      7.06
                                                       ---------  --------             ---------   --------
      Total loans and related securities ..........       90,861     6,243     6.87       92,538     6,446      6.97
    Investment and other securities ..............         4,980       294     5.90        4,378       268      6.12
    Securities available for sale ................        32,887     2,184     6.64       33,523     2,322      6.93
    Federal Home Loan Bank stock .................         5,217       354     6.79        4,036       273      6.76
                                                       ---------  --------             ---------  --------
     Total interest-earning assets(1) ............       388,091    29,824     7.68      307,379    22,894      7.45
                                                                  --------     ----               --------      ----
   Non-interest earning assets ...................         9,456                           7,966

     Total assets ................................      $397,547                         $315,345
                                                       =========                       ==========

LIABILITIES AND RETAINED EARNINGS:
 Deposits:
    NOW accounts .................................       $2,370        41     1.73       $2,562        42      1.64
    Money market deposit accounts ................       15,444       804     5.21        6,207       297      4.78
    Passbook .....................................       23,001       691     3.00       24,446       734      3.00
    Certificates of deposit ......................      211,010    12,357     5.86      156,161     9,072      5.81
                                                      ---------  --------             ---------  --------
      Total deposits ..............................     251,825    13,893     5.52      189,376    10,145      5.36
 Advance payments by borrowers for taxes
       and insurance ...................                  3,486        94     2.66        3,089        85      2.71
 Borrowings .....................................       104,101     6,224     5.98       87,529     5,118      5.85
                                                       --------  --------              --------  --------
     Total interest-bearing liabilities ..........      359,412    20,211     5.62      279,994    15,348      5.48
                                                                 --------     ----               --------      ----
 Other liabilities
      (Incl. non-interest bearing demand deposits)        10,031                          9,163
 Retained earnings .............................          28,104                         26,188
                                                       ---------                      ---------
   Total liabilities and retained earnings .....        $397,547                         $315,345
                                                        ========                        =========

Net interest income/interest rate spread(2) ....                   $9,613     2.06%               $ 7,546     1.97%
                                                                 ========  ========               =======  =======
Net earning assets/net interest margin(3) ......      $28,679                 2.48%       $27,385             2.45%
                                                     ========             =========       =======          =======
Average interest-earning assets to average
   interest-bearing liabilities ..                                   1.08x                           1.10x
                                                                   ======                          ======


                                                                        CONSOLIDATED AVERAGE BALANCE SHEETS
                                                                             FISCAL YEAR ENDED JUNE 30,
                                                                                        1995
                                                                            ------------------------------
                                                                             AVERAGE    INTEREST  AVERAGE
                                                                            OUTSTANDING  EARNED/   YIELD/
                                                                              BALANCE      PAID     RATE
                                                                           -----------  --------  -------

ASSETS:
 Interest-earning assets:
  Mortgage loans .........................................................     $116,959    $8,795    7.52%
  Consumer loans .........................................................        9,538     1,034    10.84
  Commercial loans .......................................................           --        --       --
                                                                            -----------   -------
   Total loans ...........................................................      126,497     9,829     7.77
  Mortgage-backed securities .............................................       33,000     2,072     6.28
  Mortgage derivative securities .........................................       21,624     1,410     6.52
                                                                            -----------  --------
   Total loans and related securities ....................................       54,624     3,482     6.37
  Investment and other securities ........................................        5,085       297     5.84
  Securities available for sale ..........................................       12,290       795     6.47
  Federal Home Loan Bank stock ...........................................        2,491       157     6.30
                                                                            -----------  --------
   Total interest-earning assets(1) ......................................      200,987    14,560     7.24
                                                                                         --------     ----
 Non-interest earning assets .............................................        8,079
                                                                            -----------
   Total assets ..........................................................     $209,066
                                                                            ===========
LIABILITIES AND RETAINED EARNINGS:
 Deposits:
  NOW accounts ...........................................................       $6,210       105     1.69
  Money market deposit accounts ..........................................        4,152       177     4.26
  Passbook ...............................................................       27,101       808     2.98
  Certificates of deposit ................................................       83,148     4,449     5.35
                                                                            -----------  --------
   Total deposits ........................................................      120,611     5,539     4.59
 Advance payments by borrowers for taxes and insurance ...................        2,874        78     2.71
 Borrowings ..............................................................       55,094     3,126     5.67
                                                                            -----------  --------
   Total interest-bearing liabilities ....................................      178,579     8,743     4.90
                                                                                          -------  -------
 Other liabilities (Incl. non-interest bearing demand deposits) ..........        6,033
 Retained earnings .......................................................       24,454
                                                                            -----------
   Total liabilities and retained earnings ...............................     $209,066
                                                                            ===========
Net interest income/interest rate spread(2) ..............................                 $5,817    2.34%
                                                                                         ========  =======
Net earning assets/net interest margin(3) ................................      $22,408              2.89%
                                                                            ===========            =======
Average interest-earning assets to average interest-bearing liabilities ..                 1.13x
                                                                                       ========



(1) Calculated net of deferred loans fees, loan discounts, loans in process and allowance for loan losses.

(2) Interest rate spread represents the difference between the average yield on interest-earning assets and the average rate on interest-bearing liabilities.

(3) Net interest margin represents net interest income divided by average interest-earning assets.

RATE/VOLUME ANALYSIS

     The most significant impact on the Company's net interest income between periods is derived from the interaction of changes in the volume of, and rates earned or paid on, interest-earning assets and interest-bearing liabilities. The volume of earning dollars in loans and investments, compared to the volume of interest-bearing liabilities represented by deposits and borrowings, combined with the spread, produces the changes in net interest income between periods. The following table shows the interest income for periods indicated. Information is provided with respect to (i) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume),
(ii) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate), and (iii) changes in rate/volume (changes in rate multiplied by changes in volume).


                                         FISCAL YEAR ENDED JUNE 30, 1997         FISCAL YEAR ENDED JUNE 30, 1996
                                                   COMPARED TO                             COMPARED TO
                                         FISCAL YEAR ENDED JUNE 30, 1996         FISCAL YEAR ENDED JUNE 30, 1995
                                      --------------------------------------  ---------------------------------------

                                                INCREASE (DECREASE)                     INCREASE (DECREASE)
                                                      DUE TO                                  DUE TO
                                      --------------------------------------  ---------------------------------------
                                                                      (IN THOUSANDS)
                                                              RATE/                                   RATE/
                                         RATE      VOLUME    VOLUME      NET      RATE     VOLUME    VOLUME     NET
                                      ----------  --------  ------------------  --------  --------  ------------------
Interest-earning assets:
  Mortgage loans .....................      $621    $6,301      $310    $7,232      $137    $3,231       $56    $3,424
  Consumer loans .....................       108      (270)      (30)     (192)       40       286         6       332
  Commercial loans ...................        --       124        --       124        --        --        --        --
  Mortgage-backed securities .........        84      (335)       (7)     (258)      205     1,395       138     1,738
  Mortgage-derivative securities .....      (156)      224       (13)       55       117     1,024        85     1,226
  Investment and other securities ....       (10)       37        (1)       26        14       (41)       (2)      (29)
  Securities available for sale ......       (96)      (44)        2      (138)       56     1,374        97     1,527
  Federal Home Loan Bank stock .......         1        80        --        81        12        97         7       116
                                        --------  --------  --------  --------  --------  --------  --------  --------
    Total ............................       552     5,993       385     6,930       581     7,366       387     8,334
                                        --------  --------  --------  --------  --------  --------  --------  --------

Interest-bearing liabilities:
  NOW accounts .......................         2        (3)       --        (1)       (3)      (62)        2       (63)
  Money market demand accounts .......        26       442        39       507        21        88        11       120
  Passbook accounts ..................        --       (43)       --       (43)        6       (79)       (1)      (74)
  Certificates of deposit ............        73     3,186        26     3,285       381     3,907       335     4,623
  Advance payments by borrowers
    for taxes and insurance ..........        (2)       11        --         9        --         7        --         7
  Borrowings .........................       115       969        22     1,106        96     1,840        56     1,992
                                        --------  --------  --------  --------  --------  --------  --------  --------
    Total ............................       214     4,562        87     4,863       501     5,701       403     6,605
                                        --------  --------  --------  --------  --------  --------  --------  --------
Net change in net interest income ....      $338    $1,431      $298    $2,067       $80    $1,665      ($16)   $1,729
                                        ========  ========  ========  ========  ========  ========  ========  ========

FINANCIAL CONDITION

     Total assets increased $32.6 million or 8.7%, from $377.2 million at June 30, 1996 to $409.8 million at June 30, 1997. This increase is primarily reflected in increases in loans receivable, consistent with the Company's strategy of moderate asset growth and asset portfolio diversification. The increase was funded primarily by an increase in wholesale brokered and non-brokered deposits, money market deposits and retail certificates of deposit.

     Starting in the later half of fiscal 1996 and continuing in fiscal 1997, the Company implemented the second stage of its post-Conversion strategy by shifting its focus from asset growth to asset portfolio diversification. While the Company intends to continue to originate and purchase one-to-four family mortgage loans, the Company's long-term objective is to increase net income by increasing the proportion of higher yielding assets in its loan portfolio. The Company began to implement this strategy in the second half of fiscal 1996 by increasing the multi-family real estate, multi-family construction and commercial/nonresidential real estate components of its loan portfolio. In the second half of fiscal 1997, a commercial lending division began operations to continue the asset portfolio diversification. The moderate asset growth and portfolio diversification in fiscal 1997 was funded primarily through increases in deposits, primarily brokered and non-brokered wholesale certificates of deposit, money market deposits, retail certificates of deposit and sales of loans in the secondary market. The Company intends to fund its asset portfolio diversification in fiscal 1998 through increases in retail deposits, brokered and non-brokered wholesale deposits, principal repayment cash flows from existing assets, modest increases in FHLB advances (subject to Board-imposed and regulatory limitations discussed herein), the liquidation of a portion of its available-for-sale portfolio and loan sales in the secondary market.

     Cash and cash equivalents increased 81.5% to $8.8 million at June 30, 1997 compared to $4.8 million at June 30, 1996. The increase is largely attributable to the decrease in mortgage-backed and related securities.

     Investment securities decreased to $780,000 at June 30, 1997 compared to $978,000 at June 30, 1996. The change was primarily the result of management's decision to decrease its portfolio of investment securities, which consist primarily of certificates of deposits in other financial institutions, due to the competitive yields on loans in fiscal 1997 and loan portfolio diversification.

     Securities available-for-sale decreased to $29.5 million at June 30, 1997 compared to $37.3 million at June 30, 1996. The decrease is the result of management's decision to decrease its investment in securities available-for-sale due to favorable competitive yields on loans and loan portfolio diversification. At June 30, 1997, the securities available-for-sale portfolio contained $16.7 million of fixed-rate U.S. government securities, $3.7 million of agency and private-issue fixed-rate mortgage-backed securities with a minimum investment rating of AA, $7.7 million of fixed-rate intermediate-term tranche CMOs with a minimum investment rating of AAA, $1.0 million of adjustable-rate mortgage mutual funds and $411,000 of municipal bonds.

     Mortgage-backed and related securities held-for-investment decreased to $85.4 million at June 30, 1997 compared to $97.3 million at June 30, 1996. The decrease is attributable to management's decision to decrease its investment in mortgage-backed and related securities to provide funding for the loan portfolio growth and diversification. Of the $85.4 million in mortgage-backed and related securities at June 30, 1997, $72.0 million were adjustable rate and $13.4 million were fixed rate, compared to a total of $97.3 million at June 30, 1996, of which $80.6 million were adjustable rate and $16.7 million were fixed rate. The decrease in mortgage-backed and related securities was primarily attributable to the principal repayments of adjustable-rate mortgage-backed securities and CMOs in fiscal 1997. At June 30, 1997, $32.0 million of the mortgage-backed and related securities portfolio consisted of private-issue mortgage-backed and related securities, each issue of which carried a minimum investment rating of AA at the time of purchase and at June 30, 1997.

     Loans receivable increased to $273.6 million at June 30, 1997 compared to $224.8 million at June 30, 1996. The increase at June 30, 1997 compared to the prior fiscal year end is primarily the result of management's decision to retain more ARM loans originated and purchased for the Company's portfolio, as such loans carried higher yields than comparable mortgage-backed and related securities in fiscal 1996. Total mortgage loans originated and purchased amounted to $104.0 million and $133.1 million for the fiscal years ended June 30, 1997 and 1996, respectively, while sales of fixed-rate mortgage loans totaled $10.6 million and $1.0 million for the fiscal years ended June 30, 1997 and 1996, respectively. The increase in fixed-rate mortgage loan sales is primarily attributable to the Company's decision to create liquidity to fund commercial loan originations. During fiscal 1997, the Company originated and purchased loans totaling $83.5 million and $20.5 million, respectively. Of the $20.5 million in purchased loans, the Company purchased $5.3 million outside of its primary lending area, whereby management of the Company has applied underwriting guidelines which are at least as strict as those applicable to the origination of similar loans within its primary lending area.

     Deposits increased $51.8 million to $281.5 million at June 30, 1997 from $229.7 million at June 30, 1996. The increase in deposits was primarily due to the Company's use of brokers and marketing efforts to increase the certificates of deposit with the Company. Brokered deposits totaled $92.2 million at June 30, 1997, representing 32.8% of total deposits as compared to $75.3 million, or 32.8% of total deposits, at June 30, 1996. The average maturity of brokered deposits was eleven months at June 30, 1997, compared to eight months at June 30, 1996. Non-brokered wholesale deposits totaled $48.8 million at June 30, 1997, representing 17.3% of total deposits as compared to $32.7 million, or 14.2% of total deposits, at June 30, 1996. Deposits are the Company's primary source of externally generated funds. The level of deposits is heavily influenced by such factors as the general level of short and long-term interest rates as well as alternative yields that investors may obtain on competing investment securities such as money market mutual funds.

     FHLB-Chicago advances and other borrowings decreased to $92.1 million at June 30, 1997 compared to $114.0 million at June 30, 1996. At June 30, 1997, FHLB advances were $92.1 million or 24.2% of total liabilities compared to $102.4 million or 29.2% of total liabilities at June 30, 1996. At June 30, 1996, the Company had borrowed $11.6 million under reverse repurchase agreements. There were no borrowings under reverse repurchase agreements at June 30, 1997. The Company has increasingly used FHLB-Chicago advances and securities sold under agreements to repurchase as a funding source due to attractive rates offered on advances in relation to deposit funds obtainable in the Company's local market. The Company uses borrowings from the FHLB-Chicago and securities sold under agreements to repurchase to manage the total asset/liability portfolio of the Company. For a further discussion of FHLB borrowings and securities sold under agreements to repurchase, see Note 8 to Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of funds are retail and wholesale brokered deposits, proceeds from principal and interest payments on loans, principal and interest payments on mortgage-backed and related securities and FHLB-Chicago advances. Alternative funding sources are evaluated and utilized based upon factors such as interest rates, availability, maturity, administrative costs and retention capability. Although maturity and scheduled amortization of loans are predicable sources of funds, deposit flows, mortgage prepayments and prepayments on mortgage-backed and related securities are influenced significantly by general interest rates, economic conditions and competition. Mortgage loans and mortgage securities prepayments declined in fiscal 1995 as interest rates increased and increased in fiscal 1996 as interest rates declined for the first half of the fiscal year before increasing in the last half of the fiscal year. During fiscal year 1997, prepayments increased as interest rates decreased in the second half of the fiscal year.

     The primary investing activity of the Company is the origination and purchase of loans and the purchase of mortgage-backed and related securities. For fiscal 1997, the Company originated and purchased loans totaling $97.6 million and $20.5 million, respectively, as compared to fiscal 1996 when originated and purchased loans totaled $88.7 million and $51.6 million, respectively. Purchases of mortgage-backed and related securities totaled $0 and $50.9 million for fiscal 1997 and 1996, respectively. The Company also purchased investment securities in the amount of $0 and $580,000 during fiscal 1997 and 1996, respectively. For fiscal 1997 and 1996, these activities were funded primarily by principal repayments on loans of $70.1 million and $38.7 million, respectively; principal repayments on mortgage-backed and related securities of $19.0 million and $22.1 million, respectively; proceeds from the sale of mortgage loans of $10.6 million and $5.3 million, respectively; proceeds from maturity of investment securities of $198,000 and $192,000, respectively; a net increase in deposits of $51.8 million and $77.5 million, respectively and proceeds from long-term notes payable to the FHLB-Chicago of $35.0 million and $33.0 million, respectively. Purchases of securities available-for-sale totaled $2.0 million and sales were $2.3 million for fiscal 1997, compared to purchases of $51.5 million and sales of $44.7 million for fiscal 1996.

     During fiscal 1997, the Company has found wholesale brokered and non-brokered deposits to be an efficient source and a cost-effective method, relative to local retail market deposits, of meeting the Bank's funding needs. In fiscal 1997, pricing of wholesale brokered deposits ranged from 20 to 40 basis points above comparable term U.S. Treasury securities. At June 30, 1997, the average rate of the wholesale brokered deposits accepted by the Company was 6.11% compared to an average rate paid for retail certificates of deposit of 5.81%. Management believes that the strategy of leveraging the capital acquired in the Conversion to achieve the targeted asset size established by the Board of Directors within a three-to-five year period following the Conversion, could not have been achieved solely through the use of retail deposits from the local market.

Management also believes that the costs, overhead and interest expense of achieving comparable retail deposit growth would have exceeded the costs related to the use of wholesale brokered deposits as a funding source.
However, management recognizes that the likelihood for retention of brokered certificates of deposit is more a function of the rate paid on such accounts as compared to retail deposits which may be established due to Bank location or other intangible reasons. During fiscal 1997, management negotiated and established a $15.0 million backup credit facility for contingency purposes to replace funds from wholesale brokered deposits should retention of those deposits diminish due to extraordinary events in the financial markets. The Company's overall cost of funds has increased in recent years due primarily to a much greater percentage of the deposits being in certificates, both wholesale brokered and retail, as opposed to passbooks, money market accounts and checking accounts. Management believes that a significant portion of its retail deposits will remain with the Company and, in the case of wholesale brokered deposits, may be replaced with similar type accounts even should the level of interest rates change. However, in the event of a significant increase in market interest rates, the cost of obtaining replacement brokered deposits would increase as well.

     The Bank's Board of Directors has set a maximum limitation of total borrowings equal to 32% of total assets. This internal limit is 3% below the allowable borrowing limit (for all borrowings including FHLB advances and reverse repurchase agreements) of 35% of total assets established by the FHLB-Chicago. At June 30, 1997, FHLB advances totaled $92.1 million or 22.5% of the Bank's total assets. At June 30, 1997, the Bank had unused borrowing authority under the borrowing limitations established by the Board of Directors of $39.1 million and $51.4 million under the FHLB total asset limitation. The Bank intends to fund asset portfolio diversification in fiscal 1998 through modest increases in FHLB advances, and to maintain the 3% excess borrowing capacity with the FHLB as a contingent source of funds to meet liquidity needs as deemed necessary by the Board of Directors of the Bank.

     During fiscal 1997, management continued to extend out the maturities of both its wholesale brokered certificates of deposits and the FHLB borrowings to reduce short-term liquidity risks. As of June 30, 1997, the average maturity of the wholesale brokered certificates of deposit was eleven months compared to eight months in fiscal 1996 and compared to a twelve month maturity for retail certificates of deposits as of June 30, 1997.

     The Company is required to maintain minimum levels of liquid assets under the regulations of the Department of Financial Institutions, Division of Savings and Loan for state-chartered savings banks. Savings banks are required to maintain an average daily balance of liquid assets (including cash, certain time deposits, certain bankers acceptances, certain corporate debt securities, securities of certain mutual funds and specified United States government, state or federal agency obligations) of not less than 8.0% since April 1, 1996 and 5.0% prior to that date. The Company's liquidity ratios were 19.83% and 24.75% at June 30, 1997 and 1996, respectively. The Company adjusts its liquidity levels to meet various funding needs and to meet its asset and liability management objectives.

     The Company's most liquid assets are cash and cash equivalents, which include investments in highly liquid, short-term investments. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. At June 30, 1997 and 1996, cash and cash equivalents were $8.8 million and $4.8 million, respectively. The increase in cash and cash equivalents in fiscal 1997 resulted primarily from a increase in net cash provided by operating activities.

     Liquidity management for the Company is both an ongoing and long-term function of the Company's asset/liability management strategy. Excess funds generally are invested in short-term investments such as federal funds or overnight deposits at the FHLB-Chicago. Whenever the Company requires funds beyond its ability to generate them internally, additional sources of funds are available and obtained from the wholesale brokered and non-brokered market as well as the unused credit line from the FHLB-Chicago (subject to the Board-imposed and regulatory limitations discussed herein), and funds also may be available through reverse repurchase agreements wherein the Company pledges investment, mortgage-backed or related securities. During fiscal 1997, management obtained a $15.0 million contingent backup credit facility to replace a portion of its interest rate sensitive liabilities such as borrowings and deposits should such funding sources become difficult to obtain or retain due to an adverse interest rate environment. The Company also has a federal funds open line of credit in the amount of $5.0 million with a correspondent bank which does not require the direct pledging of any assets. In addition, the Company maintains a relatively high level of liquid assets such as investment securities and mortgage-backed and related securities available-for-sale in order to insure sufficient sources of funds are available to meet the Company's liquidity needs.

     At June 30, 1997, the Company had outstanding loan commitments of $5.4 million. The Company had no commitments to purchase mortgage-backed and related securities at June 30, 1997. The Company anticipates it will have sufficient funds available to meet its current loan commitments, including loan applications received and in process to the issuance of firm commitments. Certificates of deposit scheduled to mature in one year or less at June 30, 1997 totaled $137.9 million.

IMPACT OF INFLATION AND CHANGING PRICES

     The Company's Consolidated Financial Statements and Notes thereto have been prepared in accordance with GAAP, which requires the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Company's operations. Unlike most industrial companies, nearly all of the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a greater impact on the Company's performance.

ASSET/LIABILITY MANAGEMENT

     The Company's profitability, like that of most financial institutions, depends to a large extent upon its net interest income, which is the difference between interest earned on interest-earning assets, such as loans and investments, and interest paid on interest-bearing liabilities, such as deposits and borrowings. Net interest income is significantly affected by changes in market interest rates. During periods of rising interest rates, the Company is required to pay higher rates to attract deposits which can result in a decline in net interest income if the Company is unable to increase the yield on its interest-earning assets sufficiently to compensate for the increase in its cost of funds.

     In an attempt to manage vulnerability to interest rate changes, management closely monitors the Company's interest rate risk. The Company has established its investment strategies through an Asset/Liability Committee. The Committee consists of James Smessaert, President/CEO, Peter Gilbert, Executive Vice President/COO, Arthur Thompson, Senior Vice President-Finance/CFO, and Elizabeth Borst, Senior Vice President-Sales & Marketing. The Committee generally meets weekly and reviews the Company's interest rate risk position, maturing securities and borrowings, interest rates and programs for increasing retail and brokered and non-brokered wholesale deposits and originating and purchasing loans, and develops strategies regarding such issues. In addition, the Committee closely monitors the Company's growth, profitability, liquidity and capital adequacy ratios. Minutes of these meetings are prepared and given to the Board of Directors for their review as well as formal quarterly asset/liability management and investment strategy reports.

     The Company utilizes basic strategies in managing its assets and liabilities by managing or maximizing the net interest income under various interest rate scenarios. Certain techniques such as hedging through the use of options, financial futures, and interest rate swaps historically have not been utilized by the Company. Management does not intend to use such sophisticated techniques in the near future. In addition to monitoring interest rate risk on a weekly basis, the Company reviews loan and deposit rates weekly. The emphasis has been on prudent pricing as opposed to increasing local retail market share, and the Company has significantly supplemented and substituted retail deposits using FHLB-Chicago advances and wholesale brokered and non-brokered deposits in fiscal 1996 and 1997 as a result of favorable advance and wholesale rates in relation to those obtainable on retail deposits.

     Generally, the Company utilizes the following strategies to manage its interest rate risk: (i) the Company maintains a relatively high level of liquid assets, such as investment securities and mortgage-backed and related securities available-for-sale; (ii) the Company seeks to primarily originate and retain mortgage loans and mortgage-backed and related securities with short-to medium-term periods to re-pricing; (iii) the Company attempts to extend the maturities of retail deposits when deemed cost effective through the pricing and promotion of certificates of deposit with longer terms, and periodically utilizes deposit marketing programs offering maturity and repricing terms structured to complement the repricing and maturity characteristics of the existing asset/liability mix; (iv) the Company also attempts to extend the maturities of wholesale brokered deposits when deemed cost effective; and (v) the Bank utilizes longer-term borrowings from the FHLB-Chicago to manage its assets and liabilities and enhance earnings. At June 30, 1997, 1996 and 1995, total FHLB-Chicago advances were $92.1 million or 22.5% of total assets, $102.4 million or 27.1% of total assets, and $63.4 million or 24.4% of total assets, respectively.

     Prior to January 1, 1996, most of the Company's wholesale brokered and non-brokered certificates of deposits had 90 day initial maturities and, as of June 30, 1997, the average maturity was eleven months. During the fiscal year ended June 30,

1997, management also has extended the maturity of new fixed-rate term advances from the FHLB-Chicago to between two to five years to reduce the Company's overall negative interest rate gap. Liquidity is another factor in asset/liability management. As of June 30, 1997, the Company had $8.8 million in cash or demand deposits and $29.5 million in its available-for-sale portfolio, of which $2.0 million is due or will be repriced within one year. The composition of the held-to-maturity portfolio as of June 30, 1997 was $85.4 million, of which $77.7 million will be due or repriced within one year.

     By primarily originating or purchasing ARM and intermediate fixed-rate loans during fiscal 1997, the Company has been able to reduce interest rate risk by more closely matching the terms and repricing characteristics of its assets by extending the maturities of its liabilities to reduce interest rate risk. However, during fiscal 1997, the Company originated for portfolio $13.0 million in 30-year fixed-rate mortgage loans as compared to $21.3 million for fiscal 1996. The decrease was due to the increasing interest rate environment during the first half of fiscal 1997. In addition, because of the relative liquidity of mortgage-backed and related securities, the Company can restructure its interest-earning asset portfolios more quickly and effectively in a changing interest rate environment. The Company's ARM loans and ARM mortgage-backed and related securities typically have annual and lifetime interest rate caps which reduce their ability to protect the Company against a prolonged and significant increase in interest rates. Mortgage-backed and related securities are subject to reinvestment risk. For example, during periods of falling interest rates, mortgage-backed and related securities are more likely to prepay, and the Company may not be able to reinvest the proceeds from prepayments in securities or other assets with yields similar to those of the prepaying mortgage-backed and related securities.

     Rate sensitive and by monitoring an institution's interest rate sensitivity. An asset or liability is said to be interest rate sensitive within a specific time period if it matures or reprices within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets anticipated, based upon certain assumptions, to mature or reprice within a specific time period and the amount of interest-bearing liabilities anticipated, based upon certain assumptions, to mature or reprice within that same time period. An interest rate sensitivity gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities that mature or reprice within a specified time period. An interest rate sensitivity gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets that mature or reprice within a specified time period.

     At June 30, 1997 and 1996, total interest-bearing liabilities repricing within one year exceeded total interest-bearing assets repricing in the same period by $17.7 million and $51.5 million, respectively, representing a negative cumulative one-year interest rate sensitivity gap equal to 4.3% and 13.7%, respectively, of total assets. The decrease in the Company's negative one-year gap reflects the increased use of longer-term maturity deposits and borrowings to fund adjustable rate mortgage loans and intermediate fixed-rate loans. During periods of rising interest rates, a positive interest rate sensitivity gap would tend to positively affect net interest income while a negative interest rate sensitivity gap would tend to adversely affect net interest income. In addition to the potentially adverse effect on net interest income resulting from increasing interest rates due to the Company's one-year gap position, the Company could experience a substantial decrease in prepayments of its fixed-rate mortgage loans with rising interest rates, which may result in a lower level of proceeds available for reinvestment.

     In addition to measuring the interest rate risk as a static gap measurement, the Company also measures the impact on interest income with an instantaneous increase or decrease of interest rates of 100, 200, 300 and 400 basis points. This shock analysis is performed monthly. A third measurement is used whereby interest rates are ramped over a one-year time frame with increases and decreases of 100, 200, 300 and 400 basis points. Management continues to upgrade its modeling techniques related to asset/liability modeling. Results of the gap, shock and ramped interest risk analysis are reviewed by the Board of Directors.

     In fiscal 1998, the Company intends to maintain the weighted average maturity level of its fixed-rate liabilities, including FHLB borrowings and certificates of deposit, to fund the asset portfolio diversification. Management anticipates that the effect of funding the origination and purchase of an increasing portfolio of multi-family real estate, multi-family construction and commercial/nonresidential loans with such liabilities will be to lessen the Company's negative gap position. Also, the origination and purchase of such assets normally carry more desirable interest rate repricing features as compared to the Company's experience with one-to-four family mortgage lending.

     Certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as ARM loans and mortgage-backed and related securities, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. In addition, the proportion of ARM loans and mortgage-backed and related securities in the Company's portfolios could decrease in future periods if market interest rates remain at or decrease below current levels due to refinance activity. Further, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in the table. Finally, the ability of many borrowers to service their adjustable-rate debt may decrease in the event of an interest rate increase.

ASSET/LIABILITY MANAGEMENT SCHEDULE

     The following table sets forth at June 30, 1997 the amounts of interest-earning assets and interest-bearing liabilities maturing or repricing within the time periods indicated, based on the information and assumptions set forth in the notes thereto.

                                                                               AMOUNT MATURING OR REPRICING
                                                   -----------------------------------------------------------------------------
                                                                                                MORE THAN           MORE THAN
                                                        WITHIN               FOUR TO           ONE YEAR TO        THREE YEARS TO
                                                     THREE MONTHS         TWELVE MONTHS        THREE YEARS          FIVE YEARS
                                                   -----------------   -----------------     ----------------     --------------
                                                             AVERAGE             AVERAGE              AVERAGE            AVERAGE
                                                   AMOUNT      RATE    AMOUNT      RATE      AMOUNT     RATE      AMOUNT   RATE
                                                   ------    ------    ------    ------      ------     ----      ------   ----
                                                                                (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS(1):
Mortgage loans(2):
 Fixed rate .....................................  $ 4,725    8.46%  $ 10,906     8.19%   $ 25,945     8.11%     $ 23,090    8.08
 Adjustable rate ................................   28,809    9.22     43,728     8.03      72,730     7.92         7,386    8.12
Consumer loans (2) ..............................      344   10.04      3,722    12.92       1,128    10.15           383   10.70
Commercial loans (2) ............................      906    9.68        510     9.49       1,292     9.49           703    9.49
Mortgage-backed and related securities:
 Fixed rate and securities available-for-sale        1,492    6.67      4,254     6.67       9,246     6.67         4,551    6.67
 Adjustable rate ................................   50,615    6.78     21,334     7.48           -                      -
Investment securities and
 securities available-for-sale ..................   10,426    6.15      1,720     5.19       1,346     5.83        13,767    6.06
                                                   -------           --------             --------                -------
 Total interest-earning assets ..................  $97,317    7.55   $ 86,174     8.01    $111,687     7.88      $ 49,880    7.44
                                                   =======           ========             ========               ========
INTEREST-BEARING LIABILITIES:
Deposits(3):
 NOW accounts ...................................     $195    1.75   $    584     1.75    $    926     1.75      $    454    1.75
 Money market deposit accounts ..................    3,110    5.19      9,329     5.19       6,965     5.19         1,114    5.19
 Passbook savings accounts ......................    1,647    2.97      4,939     2.97       7,837     2.97         3,840    2.97
 Certificates of deposit ........................   44,618    5.67     93,291     5.95      88,386     6.26         2,714    5.95
 Escrow deposits ................................        -              3,485     2.83           -                      -
Borrowings(4)
 FHLB advances and other borrowings .............   10,000    6.02     30,000     5.56      36,012     6.31        13,000    6.38
                                                   -------           --------             --------               --------
 Total interest-bearing liabilities .............  $59,570    5.62%  $141,628     5.62%   $140,126     6.01%     $ 21,122    5.54%
                                                   =======           ========             ========               ========
Excess (deficiency) of interest-earning
 assets over interest-bearing liabilities .......  $37,747           ($55,454)            ($28,439)              $ 28,758
                                                   =======           ========             ========               ========
Cumulative excess (deficiency) of interest-
 earning assets over interest-bearing liabilities  $37,747           ($17,707)            ($46,146)              ($17,388)
                                                   =======           ========            =========               ========
Cumulative excess (deficiency) of interest-
 earning assets over interest-bearing
 liabilities as a percent of total assets .......      9.2%              (4.3)%              (11.3)%               (4.2)%
                                                       ===               ====                =====                 ====

                                                         AMOUNT MATURING OR REPRICING
                                                      -------------------------------------
                                                       OVER FIVE YEARS           TOTAL
                                                      -----------------------------------
                                                              AVERAGE             AVERAGE
                                                      AMOUNT   RATE     AMOUNT     RATE
                                                      ------   ----     ------     ----
                                                           (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS(1):
Mortgage loans(2):
 Fixed rate .....................................     $45,450    7.96%   $110,116    8.06%
 Adjustable rate ................................           -             152,653    8.21
Consumer loans (2) ..............................         137   11.27       5,714   12.01
Commercial loans (2) ............................           -               3,411    9.54
Mortgage-backed and related securities:
 Fixed rate and securities available-for-sale           5,319    6.83      24,862    6.70
 Adjustable rate ................................           -              71,949    6.99
Investment securities and
 securities available-for-sale ..................       1,833    6.74      29,092    6.07
                                                      -------            --------
 Total interest-earning assets ..................     $52,739    7.81    $397,797    7.76
                                                      =======            ========
INTEREST-BEARING LIABILITIES:
Deposits(3):
 NOW accounts ...................................        $435    1.75      $2,594    1.75
 Money market deposit accounts ..................         212    5.19      20,730    5.19
 Passbook savings accounts ......................       3,689    2.97      21,952    2.97
 Certificates of deposit ........................         122    8.00     229,131    6.02
 Escrow deposits ................................           -               3,485    2.83
Borrowings(4)
 FHLB advances and other borrowings .............       3,061    5.60      92,073    6.02
                                                      -------            --------
 Total interest-bearing liabilities .............      $7,519    4.11%   $369,965    5.73%
                                                      =======            ========
Excess (deficiency) of interest-earning
 assets over interest-bearing liabilities .......     $45,220            $ 27,832
                                                      =======            ========
Cumulative excess (deficiency) of interest-
 earning assets over interest-bearing liabilities     $27,832            $ 27,832
                                                      =======            ========
Cumulative excess (deficiency) of interest-
 earning assets over interest-bearing
 liabilities as a percent of total assets .......        6.8%              6.8%
                                                        ====               ====


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

(2) Balances have been reduced for undisbursed loan proceeds, unearned credit insurance premiums, deferred loan fees, purchased loan discounts and the allowance for loan losses, which aggregated $14.0 million at June 30, 1997.

(3) Although the Company's negotiable order of withdrawal ("NOW") accounts, passbook savings accounts and money market deposit accounts generally are subject to immediate withdrawal, management considers a certain historical amount of such accounts to be core deposits having significantly longer effective maturities and times to repricing based on the Company's historical retention of such deposits in changing interest rate environments. NOW accounts, passbook savings accounts and money market deposit accounts are assumed to be withdrawn at annual rates of 30%, 30% and 60%, respectively, of the declining balance of such accounts during the period shown. The withdrawal rates used are higher than the Company's historical rates but are considered by management to be more indicative of expected withdrawal rates currently. If all of the Company's NOW accounts, passbook savings accounts and money market deposit accounts had been assumed to be subject to repricing within one year, the one-year cumulative deficiency of interest-earning assets over interest-bearing liabilities would have been $43.2 million or 10.5% of total assets.

(4) Adjustable- and floating-rate borrowings are included in the period in which their interest rates are next scheduled to adjust rather than in the period in which they are due.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




                         INDEPENDENT AUDITORS' REPORT






The Board of Directors
Hallmark Capital Corp.:

We have audited the accompanying consolidated statements of financial condition of Hallmark Capital Corp. and subsidiary (the "Company") as of June 30, 1997 and 1996, and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended June 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hallmark Capital Corp. and subsidiary as of June 30, 1997 and 1996 and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1997, in conformity with generally accepted accounting principles.

                                                           KPMG PEAT MARWICK LLP



Milwaukee, Wisconsin
August 1, 1997

                    HALLMARK CAPITAL CORP. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                (IN THOUSANDS)

                                                                     AT JUNE 30,
                                                                  ------------------
                                                                    1997      1996
                                                                  --------  --------
ASSETS

Cash and non-interest bearing deposits .........................    $3,859    $2,136
Interest-bearing deposits ......................................     4,896     2,689
                                                                  --------  --------
Cash and cash equivalents ......................................     8,755     4,825

Securities available-for-sale (at fair value):
 Investment securities .........................................    18,137    19,358
 Mortgage-backed and related securities ........................    11,381    17,926
Securities held-to-maturity:
 Investment securities (fair value - $780 at
  June 30, 1997, $978 at June 30, 1996) ........................       780       978
 Mortgage-backed and related securities (fair value -
  $86,149 at June 30, 1997; $97,239 at June 30, 1996) ..........    85,430    97,332
Loans receivable, net ..........................................   273,556   224,807
Investment in Federal Home Loan Bank stock, at cost ............     5,279     5,119
Foreclosed properties, net .....................................        20        --
Office properties and equipment ................................     3,091     2,939
Prepaid expenses and other assets ..............................     3,391     3,873
                                                                  --------  --------
     Total assets ..............................................  $409,820  $377,157
                                                                  ========  ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
 Deposits ......................................................  $281,512  $229,675
 Notes payable to Federal Home Loan Bank .......................    92,073   102,386
 Securities sold under agreements to repurchase ................        --    11,568
 Advance payments by borrowers for taxes and insurance .........     3,485     3,554
 Accrued interest on deposit accounts and borrowings ...........     1,578     1,523
 Accrued expenses and other liabilities ........................     1,500     1,440
                                                                  --------  --------
     Total liabilities .........................................  $380,148  $350,146

Shareholders' Equity:
 Preferred stock, $1.00 par value; authorized 2,000,000 shares;
  none outstanding .............................................        --        --
 Common stock, $1.00 par value; authorized 6,000,000 shares;
  issued 1,581,250 shares; outstanding 1,442,950 shares ........     1,581     1,581
 Additional paid-in capital ....................................    10,603    10,465
 Unearned ESOP compensation ....................................      (632)     (740)
 Unearned restricted stock award ...............................      (208)     (334)
 Net unrealized depreciation on securities available for sale ..      (225)     (595)
 Treasury stock, at cost:  138,300 shares ......................    (1,592)   (1,592)
 Retained earnings, substantially restricted ...................    20,145    18,226
                                                                  --------  --------
     Total shareholders' equity ................................   $29,672   $27,011
                                                                  --------  --------
     Total liabilities and shareholders' equity ................  $409,820  $377,157
                                                                  ========  ========


          See accompanying Notes to Consolidated Financial Statements

                    HALLMARK CAPITAL CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF INCOME
                  (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)


                                                                        FOR THE YEARS ENDED
                                                                              JUNE 30,
                                                              ----------------------------------------
                                                                   1997          1996           1995
                                                              ------------  ------------  ------------
INTEREST INCOME:
  Loans receivable..........................................       $20,749       $13,585       $ 9,829
  Securities and interest-bearing deposits..................         1,829         1,852         1,249
  Mortgage-backed and related securities....................         7,245         7,457         3,482
                                                              ------------  ------------  ------------
    Total interest income...................................        29,823        22,894        14,560

INTEREST EXPENSE:
  Deposits..................................................        13,893        10,145         5,539
  Advance payments by borrowers for taxes and insurance.....            93            85            78
  Notes payable and other borrowings........................         6,224         5,118         3,126
                                                              ------------  ------------  ------------
    Total interest expense..................................        20,210        15,348         8,743
                                                              ------------  ------------  ------------
Net interest income.........................................         9,613         7,546         5,817
Provision for losses on loans...............................           650           367           248
                                                              ------------  ------------  ------------
Net interest income after provision for losses on loans.....         8,963         7,179         5,569

NON-INTEREST INCOME:
  Service charges on loans..................................           165           130           144
  Service charges on deposit accounts.......................           478           494           464
  Loan servicing fees, net..................................            86           103            94
  Insurance commissions.....................................           110           127           196
  Gain (loss) on sale of securities and
   mortgage-backed and related securities, net..............             7            72          (102)
  Gain on sale of loans.....................................            95            75            23
  Other income..............................................            87           261           179
                                                              ------------  ------------  ------------
    Total non-interest income...............................         1,028         1,262           998

NON-INTEREST EXPENSE:
  Compensation and benefits.................................         3,494         3,040         2,644
  Marketing.................................................           328           281           233
  Occupancy and equipment...................................           963           849           795
  Deposit insurance premiums................................         1,088           393           276
  Other non-interest expense................................         1,173           991           837
                                                              ------------  ------------  ------------
    Total non-interest expense..............................         7,046         5,554         4,785
                                                              ------------  ------------  ------------
Income before income taxes..................................         2,945         2,887         1,782
Income taxes................................................         1,026         1,009           708
                                                              ------------  ------------  ------------
  Net income................................................       $ 1,919       $ 1,878       $ 1,074
                                                              ============  ============  ============
  Earnings per share........................................       $  1.33       $  1.33       $  0.77
                                                              ============  ============  ============

          See accompanying Notes to Consolidated Financial Statements

                     HALLMARK CAPITAL CORP. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                   (IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)


                                                       ADDITIONAL    UNEARNED     UNEARNED  UNREALIZED
                                               COMMON   PAID-IN        ESOP      RESTRICTED   GAINS     TREASURY  RETAINED
                                               STOCK    CAPITAL    COMPENSATION    STOCK     (LOSSES)    STOCK    EARNINGS   TOTAL
                                               ------  ----------  ------------  ---------- ----------  --------  --------  -------
Balance at June 30, 1994 ....................  $1,581    $10,316      ($961)      ($673)      ($378)      ($921)   $15,330  $24,294
Net income ..................................      --         --         --          --          --          --      1,074    1,074
Amortization of unearned ESOP and
 restricted stock award compensation ........      --         44        100         171          --          --         --      315
Purchase of treasury stock (75,112 shares) ..      --         --         --          --          --        (854)        --     (854)
Exercise of stock options (15,812 shares) ...      --         --         --          --          --         183        (56)     127
Unrealized appreciation on securities
 available for sale, net of tax .............      --         --         --          --         304          --         --      304
                                               ------  ----------  ------------  ---------- ----------  --------  --------  -------
Balance at June 30, 1995 ....................  $1,581    $10,360      ($861)      ($502)       ($74)    ($1,592)   $16,348  $25,260

Net income ..................................      --         --         --          --          --          --      1,878    1,878
Amortization of unearned ESOP and
 restricted stock award compensation ........      --        105        121         168          --          --         --      394
Unrealized depreciation on securities
 available for sale, net of tax benefit .....      --         --         --          --        (521)         --         --     (521)
                                               ------  ----------  ------------  ---------- ----------  --------  --------  -------
Balance at June 30, 1996 ....................  $1,581    $10,465      ($740)      ($334)      ($595)    ($1,592)   $18,226  $27,011


Net income ..................................      --         --         --          --          --          --      1,919    1,919
Amortization of unearned ESOP and
 restricted stock award compensation ........      --        138        108         126          --          --         --      372
Unrealized appreciation on securities
 available for sale, net of tax .............      --        --          --          --         370          --         --      370
                                               ------  ----------  ------------  ---------- ----------  --------  --------  -------
Balance at June 30, 1997 ....................  $1,581  $ 10,603       ($632)      ($208)      ($225)    ($1,592)   $20,145  $29,672
                                               ======  ==========  ============  ========== ==========  ========  ========  =======


          See accompanying Notes to Consolidated Financial Statements

                    HALLMARK CAPITAL CORP. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)


                                                                                    FOR THE YEARS ENDED
                                                                                         JUNE 30,
                                                                               -----------------------------
                                                                                 1997      1996       1995
                                                                               --------  ---------  --------
OPERATING ACTIVITIES
Net income...................................................................  $  1,919   $  1,878  $  1,074
Adjustments to reconcile net income to cash
provided by (used in) operating activities:
  Provision for losses on loans..............................................       650        367       248
  Provision for depreciation and amortization................................       248        227       223
  Deferred income taxes......................................................      (171)       (26)      (20)
  Net (gain) loss on sales of investments and
  mortgage-backed and related securities.....................................        (7)       (72)      102
  Net gain on sale of loans..................................................       (95)       (75)      (23)
  Amortization of unearned ESOP and restricted stock awards..................       372        394       315
  Loans originated for sale..................................................   (10,618)    (3,515)   (8,334)
  Sales of loans originated for sale.........................................    10,618      5,281     3,219
  (Increase) decrease in prepaid expenses and other assets...................       727       (998)     (245)
  Increase (decrease) in other liabilities...................................        60         36      (138)
  Other adjustments..........................................................      (148)       613       149
                                                                               --------  ---------  --------
Net cash provided by (used in) operating activities..........................     3,555      4,110    (3,430)
                                                                               --------  ---------  --------

INVESTING ACTIVITIES
Proceeds from the sale of securities available-for-sale......................     2,268     22,158     8,914
Proceeds from the maturity of securities available-for-sale..................       500     22,552     1,000
Purchases of securities available-for-sale...................................    (1,950)   (51,544)  (17,836)
Purchases of investment securities held-to-maturity..........................        --       (580)     (887)
Proceeds from maturities of investments held-to-maturity.....................       198        192     2,080
Purchases of mortgage-backed and related securities..........................        --    (50,914)  (37,238)
Proceeds from sales of mortgage-backed and related securities................       435         --       221
Principal collected on mortgage-backed and related securities................    18,995     22,105     6,818
Net change in loans receivable...............................................   (49,413)   (82,904)  (37,478)
Proceeds from sales of foreclosed properties.................................        15        150        26
Purchase of Federal Home Loan Bank stock.....................................      (160)    (1,824)   (1,389)
Purchases of office properties and equipment, net............................      (400)      (409)     (103)
                                                                               --------  ---------  --------
Net cash used in investing activities........................................   (29,512)  (121,018)  (75,972)
                                                                               --------  ---------  --------

FINANCING ACTIVITIES
Net increase in deposits.....................................................    51,837     77,508    37,131
Proceeds from long-term notes payable to Federal Home Loan Bank..............    35,000     33,000    13,000
Net increase (decrease) in short-term notes payable to Federal Home Loan Bank   (39,300)    26,000    22,300
Repayment of long-term notes payable to Federal Home Loan Bank...............    (6,013)   (20,012)   (7,010)
Net increase (decrease) in securities sold under agreements to repurchase....   (11,568)    (1,813)   12,491
Net increase in advance payments by borrowers for taxes and insurance........       (69)       230       608
Net proceeds from issuance of common stock...................................        --         --       127
Purchase of treasury stock...................................................        --         --      (854)
                                                                               --------  ---------  --------
Net cash provided by financing activities....................................    29,887    114,913    77,793
                                                                               --------  ---------  --------
Increase (decrease) in cash and cash equivalents.............................     3,930     (1,995)   (1,609)
Cash and cash equivalents at beginning of year...............................     4,825      6,820     8,429
                                                                               --------  ---------  --------
Cash and cash equivalents at end of year.....................................  $  8,755   $  4,825  $  6,820
                                                                               ========  =========  ========

          See accompanying Notes to Consolidated Financial Statements

                    HALLMARK CAPITAL CORP. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                                   FOR THE YEARS ENDED
                                                                        JUNE 30,
                                                                -------------------------
                                                                 1997     1996     1995
                                                                -------  -------  -------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid (including amounts credited to deposit
 accounts)....................................................  $20,153  $14,836   $8,250

Income taxes paid.............................................   $1,208     $950     $647

Non-cash transactions:

Mortgage loans securitized as mortgage-backed securities......       --   $2,512   $3,416

Loans transferred to foreclosed properties....................      $54     $126      $24

Loans made to finance the sale of foreclosed properties.......       --      $13       --

          See accompanying Notes to Consolidated Financial Statements

                    HALLMARK CAPITAL CORP. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Hallmark Capital Corp. (the "Company") is the holding company for West Allis Savings Bank (the "Bank"), a Wisconsin state-chartered savings bank. On December 30, 1993, the Bank completed its conversion from a Wisconsin state-chartered stock savings bank. On that date, the Company issued and sold 1,581,250 shares of its common stock at $8.00 per share to complete the conversion. The Company acquired all of the issued and outstanding capital stock of the Bank using a portion of the net proceeds from the conversion.

BUSINESS
The Company provides a wide range of financial services to individual customers through the Bank with locations in the counties of Milwaukee and Waukesha, Wisconsin area. The Bank is subject to the regulations of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

BASIS OF FINANCIAL STATEMENT PRESENTATION
The consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") and include the accounts of the Company since December 30, 1993 and its wholly-owned subsidiary, West Allis Savings Bank, and its subsidiaries, for the entire period presented. Significant intercompany accounts and transactions have been eliminated. In preparing financial statements, management is required to make estimates and assumptions that effect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for losses on loans and the valuation of real estate acquired in connection with foreclosure or in satisfaction of loans. In connection with the determination of the allowance for loan losses and foreclosed assets, management obtains independent appraisals for significant properties.

STATEMENTS OF CASH FLOWS
For the purposes of the consolidated statements of cash flows, cash and cash equivalents include cash on hand, interest-bearing deposits with the FHLB and other financial institutions. The Company considers interest-bearing deposits having a maturity of three months or less when purchased to be cash equivalents.

SECURITIES
Management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates such designation as of each financial statement reporting date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost. Trading account securities are carried at fair value. Gains and losses on sales and changes in market value are included in non-interest income. Debt securities not classified as trading or held-to-maturity are classified as available-for-sale. Available-for-sale securities are stated at fair value, with unrealized gains and losses, net of tax, reported as a separate component of shareholders' equity for the periods presented. The amortized cost of debt securities classified as held-to-maturity or available-for-sale is adjusted for the amortization of premiums and accretion of discounts to maturity, or in the case of mortgage-backed and related securities, over the estimated life of the security. Such amortization or accretion is included in interest income from the related security. Interest and dividends are included in interest income form the related securities. Realized gains and losses and declines in value judged to be other-than-temporary are included in gain (loss) on sale of securities and mortgage-backed and related securities, net. The cost of securities sold is based on the specific identification method.

LOANS HELD FOR SALE
Loans held for sale are recorded at the lower of aggregate cost or market value and generally consist of certain fixed-rate first mortgage loans which are expected to be sold in the foreseeable future. Fees received from the borrower are deferred and recorded as an adjustment of the sales price.

                    HALLMARK CAPITAL CORP. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

LOANS RECEIVABLE AND INTEREST ON LOANS AND LOAN FEES
Loans receivable which are originated or purchased with the intent to hold to maturity or for the foreseeable future are carried at their unpaid principal balances. Interest on loans is recorded as income in the period earned. An allowance for interest is established for uncollected interest on loans when any payments are 91 days or more past due and on loans which are impaired. Impaired loans are defined as all non-accrual loans except for one-to-four family residential real estate loans and consumer loans. Loan origination and commitment fees and certain direct loan origination costs are deferred and the net amounts are amortized as an adjustment to the related loan's yield. The Bank is amortizing these amounts using the level-yield method over the contractual life of the related loans.

Mortgage servicing rights associated with loans originated and sold, where servicing is retained, are capitalized and included in other assets in the balance sheet. The value of these capitalized servicing rights is amortized in relation to the servicing revenue expected to be earned. Impairment of mortgage serving rights is assessed based on the fair value of those rights. The Company periodically evaluates the carrying value and remaining amortization periods for impairment. For purposes of measuring impairment, the rights are stratified into certain risk characteristics including underlying loan type, note rate, prepayment trends and external market factors. The Company accounts for mortgage servicing rights under Financial Accounting Standards Board Statement No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("Statement 125"), which was adopted on January 1, 1997. Previously, mortgage servicing rights were accounted for under Financial Accounting Standards Board Statement No. 122, Accounting for Mortgage Servicing Rights. The adoption of Statement 125 did not have a material effect on the accounting for mortgage servicing rights.

ALLOWANCE FOR LOAN LOSSES
The allowance for loan losses is maintained at a level believed adequate by management to absorb losses in the loan portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio and, among other things, the borrowers' ability to repay, estimated collateral values, prior loss experience, and growth and composition of the portfolio; however, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies periodically review the allowance for loan losses. These agencies may require the Bank to make additions to the allowance for loan losses based on information available to them at the time of their examination.

INVESTMENT IN FEDERAL HOME LOAN BANK STOCK
The Company's investment in Federal Home Loan Bank stock meets the minimum amount required by current regulation and is carried at cost which is redeemable (fair) value since the market for this stock is limited.

FORECLOSED PROPERTIES
Foreclosed properties (which were acquired by foreclosure or by deed in lieu of foreclosure) are initially recorded at the lower of cost or fair value minus estimated costs to sell at the date of foreclosure and any loss at that time is charged to the allowance for loan losses. Costs related to the development and improvement of property are capitalized, whereas costs related to holding the property are expensed. Valuations are periodically performed by management and independent third parties, and an allowance for losses is established by a charge to expense if the carrying value of a property exceeds its fair value minus estimated costs to sell.

OFFICE PROPERTIES AND EQUIPMENT
Premises and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation and amortization expense are provided on a straight-line basis over the estimated useful lives of the assets. The cost of leasehold improvements is amortized on the straight-line basis over the lesser of the term of the respective lease or the estimated economic life of the improvements.

                    HALLMARK CAPITAL CORP. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Expenditure for normal repairs and maintenance are charged to expense as incurred. When properties are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts and the resulting gain or loss is recorded in income.

INCOME TAXES
The Company accounts for income taxes using the liability method. Under this method deferred tax assets and liabilities are determined based on the difference between financial reporting and the tax basis of assets and liabilities and are measured using the enacted tax rates and laws in effect.

PENDING ACCOUNTING CHANGES
In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, Earnings per Share ("Statement 128"), which is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The statement establishes standards for computing and presenting earnings per share
(EPS) and applies to entities with publicly held common stock or potential common stock. This statement simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, Earnings per Share, and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. This statement requires restatement of all prior-period EPS data presented. The Company has not completed its evaluation of the impact of Statement 128 on the financial position of the Company.

In February 1997, the FASB issued Statement of Financial Accounting Standards No. 129, Disclosure of Information about Capital Structure ("Statement 129"), which is effective for financial statements for periods ending after December 15, 1997. This statement established standards for disclosing information about an entity's capital structure and applies to all entities. It contains no change in disclosure requirements for entities that were previously subject to the requirements of APB Opinion No. 10, Omnibus Opinion -- 1996, APB Opinion No. 15, Earnings per Share and FASB Statement No. 47, Disclosure of Long Term Obligations. The Company currently does not expect that adoption of Statement No. 129 will have any effect on the financial position or operation of the Company.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("Statement 130"). Statement 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. All items that are required to be recognized under accounting standards as components of comprehensive income are to be reported in a financial statement that is displayed with the same prominence as other financial statements. Statement 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of the balance sheet. Statement 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("Statement 131"), which is effective for financial statements for periods beginning after December 15, 1997. Statement 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Statement 131 supersedes FASB Statement No. 14, Financial Reporting for Segments of a Business Enterprise ("Statement 14") but retains the retains the requirement to report information about major customers. It amends FASB Statement No. 94, Consolidation of All Majority-Owned Subsidiaries, to remove the special disclosure requirements for previously unconsolidated subsidiaries. Statement 131 does not apply to nonpublic business enterprises or to not-for-profit organizations.

                    HALLMARK CAPITAL CORP. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

EARNINGS PER SHARE
Earnings per share is calculated by dividing net income for the years ended June 30, 1997, 1996 and 1995 by the weighted average number of shares of common stock and common stock equivalents outstanding. Stock options are regarded as common stock equivalents and are, therefore, considered in both primary and fully diluted earnings per share calculations. Common stock equivalents are computed using the treasury stock method.

The computation of net income per common share is as follows:


FOR THE YEAR ENDED JUNE 30, 1997                                         PRIMARY        FULLY DILUTED
-------------------------------------------------------------------  ----------------  ----------------
Weighted average common shares outstanding ........................         1,442,950         1,442,950
Ungranted restricted stock ........................................            (9,231)           (9,231)
Uncommitted ESOP shares ...........................................           (79,146)          (79,146)
Common stock equivalents due to dilutive effect of stock options ..            85,460           101,344
                                                                     ----------------  ----------------
Total weighted average common shares and equivalents outstanding ..         1,440,033         1,455,917
                                                                     ================  ================
Net income for period .............................................        $1,919,000        $1,919,000
Earnings per share ................................................             $1.33             $1.32
                                                                     ==================================

FOR THE YEAR ENDED JUNE 30, 1996                                     PRIMARY           FULLY DILUTED
-------------------------------------------------------------------  ----------------  ----------------
Weighted average common shares outstanding ........................         1,442,950         1,442,950
Ungranted restricted stock ........................................            (9,231)           (9,231)
Uncommitted ESOP shares ...........................................           (92,495)          (92,495)
Common stock equivalents due to dilutive effect of stock options ..            72,056            72,056
                                                                     ----------------  ----------------
Total weighted average common shares and equivalents outstanding ..         1,413,280         1,413,280
                                                                     ================  ================
Net income for period .............................................        $1,878,000        $1,878,000
Earnings per share ................................................             $1.33             $1.33
                                                                     ================  ================

FOR THE YEAR ENDED JUNE 30, 1995                                     PRIMARY           FULLY DILUTED
-------------------------------------------------------------------  ----------------  ----------------
Weighted average common shares outstanding ........................         1,462,049         1,462,049
Ungranted restricted stock ........................................            (9,231)           (9,231)
Uncommitted ESOP shares ...........................................          (107,525)         (107,525)
Common stock equivalents due to dilutive effect of stock options ..            49,583            60,755
                                                                     ----------------  ----------------
Total weighted average common shares and equivalents outstanding ..         1,394,876         1,406,048
                                                                     ================  ================
Net income for period .............................................        $1,074,000        $1,074,000
Earnings per share ................................................             $0.77             $0.76
                                                                     ================  ================

Pro-forma 1997 earnings per share data showing the effects of the adoption of FASB Statement 128 is as follows:


FOR THE YEAR ENDED JUNE 30, 1997                                       BASIC      DILUTED
-------------------------------------------------------------------  ----------  ----------
Weighted average common shares outstanding ........................   1,442,950   1,442,950
Ungranted restricted stock ........................................      (9,231)     (9,231)
Uncommitted ESOP shares ...........................................     (79,146)    (79,146)
Common stock equivalents due to dilutive effect of stock options ..          --      85,460
                                                                     ----------  ----------
Total weighted average common shares and equivalents outstanding ..   1,354,573   1,440,033
                                                                     ==========  ==========
Net income for period .............................................  $1,919,000  $1,919,000
Earnings per share ................................................       $1.42       $1.33
                                                                     ==========  ==========

RECLASSIFICATIONS
Certain amounts in the 1996 and 1995 financial statements have been reclassified to conform with the 1997 presentation.

                    HALLMARK CAPITAL CORP. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   INVESTMENT SECURITIES

The following is a summary of available-for-sale securities and held-to-maturity securities.

                                                                   GROSS       GROSS     ESTIMATED
                                                      AMORTIZED  UNREALIZED  UNREALIZED    FAIR
                                                        COST       GAINS       LOSSES      VALUE
                                                      ---------  ----------  ----------  ---------
At June 30, 1997:                                                    (IN THOUSANDS)
 Available-For-Sale:
   U.S. Government and federal agency obligations ..    $16,982         $--        $233    $16,749
   Adjustable-rate mortgage mutual funds ...........      1,000          --          23        977
   Municipal Bonds .................................        410           1          --        411
                                                      ---------  ----------  ----------  ---------
                                                        $18,392          $1        $256    $18,137
                                                      =========  ==========  ==========  =========

 Held-To-Maturity:
   Certificates of Deposit .........................    $   780          --          --    $   780
                                                      ---------  ----------  ----------  ---------
                                                        $   780         $--        $ --    $   780
                                                      =========  ==========  ==========  =========

At June 30, 1996:
Available-For-Sale:
   U.S. Government and federal agency obligations ..    $18,477          $1        $546    $17,932
   Adjustable-rate mortgage mutual funds ...........      1,462          --          36      1,426
                                                      ---------  ----------  ----------  ---------
                                                        $19,939          $1        $582    $19,358
                                                      =========  ==========  ==========  =========

 Held-To-Maturity:
   Certificates of Deposit .........................    $   978          --          --    $   978
                                                      ---------  ----------  ----------  ---------
                                                        $   978         $--        $ --    $   978
                                                      =========  ==========  ==========  =========

The amortized cost and estimated fair value of investment securities at June 30, 1997 by contractual maturity, are shown below.


                                                      AVAILABLE-  AVAILABLE-  HELD-TO-    HELD-TO-
                                                       FOR-SALE    FOR-SALE   MATURITY    MATURITY
                                                      AMORTIZED   ESTIMATED   AMORTIZED  ESTIMATED
                                                         COST     FAIR VALUE    COST     FAIR VALUE
                                                      ----------  ----------  ---------  ----------
                                                                      (IN THOUSANDS)
Due in one year or less ............................    $ 2,000     $ 1,970        $780       $780
Due after one year through five years ..............     15,142      14,916          --         --
Due after five years through ten years .............      1,250       1,251          --         --
Due after ten years ................................         --          --          --         --
                                                      ----------  ----------  ---------  ----------
                                                        $18,392     $18,137        $780       $780
                                                      ==========  ==========  =========  ==========

Proceeds from the sale of securities available-for-sale were $2,268,000, $22,158,000 and $8,914,000 during the years ended June 30, 1997, 1996 and 1995, respectively. The gross realized losses on such sales totaled $9,000 in 1997, $27,000 in 1996 and $234,000 in 1995. The gross realized gains on such sales totaled $1,000 in 1997, $99,000 in 1996 and $128,000 in 1995. There were no sales of held-to-maturity securities during 1997, 1996 and 1995.

                    HALLMARK CAPITAL CORP. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.   MORTGAGE-BACKED AND RELATED SECURITIES


The following is a summary of available-for-sale and held-to-maturity mortgage-backed and related securities.

                                                        GROSS       GROSS     ESTIMATED
                                           AMORTIZED  UNREALIZED  UNREALIZED    FAIR
                                             COST       GAINS       LOSSES      VALUE
                                           ---------  ----------  ----------  ---------
                                                        (IN THOUSANDS)
At June 30, 1997:
 Available-For-Sale:
  Fixed-rate mortgage-backed securities..    $ 3,697      $   57        $ 59    $ 3,695
  Fixed-rate collateralized
    mortgage obligations.................      7,799           -         113      7,686
                                           ---------  ----------  ----------  ---------
                                             $11,496      $   57        $172    $11,381
                                           =========  ==========  ==========  =========


 Held-To-Maturity:
  Mortgage-backed securities
   Adjustable-rate.......................    $41,033      $  365         $70    $41,328
   Fixed-rate............................      5,027          51          73      5,005

 Collateralized mortgage obligations:
   Adjustable-rate.......................     31,009         646         211     31,444
   Fixed-rate............................      8,361          43          32      8,372
                                           ---------  ----------  ----------  ---------
                                             $85,430      $1,105        $386    $86,149
                                           =========  ==========  ==========  =========


At June 30, 1996:
 Available-For-Sale:
  Fixed-rate mortgage-backed securities..    $ 8,899      $    -        $124    $ 8,775
  Fixed-rate collateralized
    mortgage obligations                       9,426           -         275      9,151
                                           ---------  ----------  ----------  ---------
                                             $18,325      $    -        $399    $17,926
                                           =========  ==========  ==========  =========



 Held-To-Maturity:
  Mortgage-backed securities
   Adjustable-rate.......................    $49,256      $  234        $315    $49,175
   Fixed-rate............................      6,534          72         158      6,448

 Collateralized mortgage obligations:         31,349         464         284     31,529
   Adjustable-rate.......................     10,193           9         115     10,087
   Fixed-rate............................  ---------  ----------  ----------  ---------
                                             $97,332        $779        $872    $97,239
                                           =========  ==========  ==========  =========


                    HALLMARK CAPITAL CORP. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.   MORTGAGE-BACKED AND RELATED SECURITIES (CONTINUED)


The following table is a summary of aggregate mortgage-backed and related securities by issuer.

                                                                   GROSS       GROSS  ESTIMATED
                                                   AMORTIZED  UNREALIZED  UNREALIZED       FAIR
                                                        COST       GAINS      LOSSES      VALUE
                                                   ---------  ----------  ----------  ---------
                                                                  (IN THOUSANDS)
                                                    $ 24,324      $  521      $   70   $ 24,775
                                                      31,313         471         259     31,525
                                                         934          45           -        979
At June 30, 1997:                                     40,355         126         230     40,251
Federal Home Loan Mortgage Corporation (FHLMC)...  ---------  ----------  ----------  ---------
Federal National Mortgage Association (FNMA).....   $ 96,926      $1,163      $  559   $ 97,530
Government National Mortgage Association (GNMA)..  =========  ==========  ==========  =========
Private issuers..................................   $ 24,443      $  430      $  210   $ 24,663
At June 30, 1996:                                     38,459         291         423     38,327
FHLMC............................................      1,379          53           -      1,432
FNMA.............................................     51,376           5         638     50,743
GNMA.............................................  ---------  ----------  ----------  ---------
Private issuers..................................   $115,657      $  780      $1,271   $115,165
                                                   =========  ==========  ==========  =========

Proceeds from the sale of mortgage-backed and related securities held-to-maturity were $435,000 and $221,000 during the years ended June 30, 1997 and 1995, respectively. Gross realized gains from such sales totaled $15,000 and $4,000 for the years ended June 30, 1997 and 1995, respectively. There were no such sales for the year ended June 30, 1996.

                    HALLMARK CAPITAL CORP. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.   LOANS RECEIVABLE

Loans receivable are summarized as follows:
                                                                           AT  JUNE 30,
                                                                     ------------------------
                                                                        1997           1996
                                                                     ---------       --------
                                                                           (IN THOUSANDS)
Real estate mortgage loans:
  Residential one-to-four family ..................................  $167,511        $153,689
  Residential multi-family ........................................    27,616          19,788
  Commercial real estate ..........................................    21,693           5,488
  Home equity .....................................................    25,297          19,349
  Residential construction ........................................    27,003          37,016
  Other construction and land .....................................     7,385           6,491
                                                                    ---------        --------
     Total real estate mortgage loans .............................   276,505         241,821

Consumer and other loans:
  Automobile ......................................................     1,195           1,774
  Credit card .....................................................     2,730           2,585
  Other ...........................................................     1,950           2,372
                                                                    ---------        --------
     Total consumer and other loans ...............................     5,875           6,731
Commercial loans ..................................................     3,471              --
                                                                    ---------        --------
     Gross loans ..................................................   285,851         248,552

Accrued interest receivable .......................................     1,694           1,287

Less:
  Undisbursed portion of loan proceeds ............................   (11,998)        (23,770)
  Deferred loan fees ..............................................      (197)            (18)
  Unearned interest ...............................................       (32)            (10)
  Allowances for loan losses ......................................    (1,762)         (1,234)
                                                                    ---------        --------
                                                                     $273,556        $224,807
                                                                    =========        ========

Activity in the allowance for loan losses is summarized as follows:

                                                                    FOR THE YEARS ENDED
                                                                          JUNE 30,
                                                                  -----------------------------
                                                                   1997      1996         1995
                                                                  ------    ------      -------
                                                                         (IN THOUSANDS)
Balance at beginning of year ...................................  $1,234    $  953        $ 769
Provisions charged to income ...................................     650       367          248
Charge-offs and recoveries, net ................................    (122)      (86)         (64)
                                                                  ------    ------      -------
Balance at end of year .........................................  $1,762    $1,234        $ 953
                                                                  ======    ======      =======

Non-accrual loans for which interest is recognized only when received, totaled approximately $575,000 and $85,000 at June 30, 1997 and 1996, respectively.

                    HALLMARK CAPITAL CORP. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.   LOANS RECEIVABLE (CONTINUED)

Non-performing loans include troubled debt restructuring and loans on which accrual of interest, amortization of deferred net fees or costs and accretion of discount has ceased. Non-performing loans totaled $623,000, $107,000 and $143,000 at June 30, 1997, 1996 and 1995, respectively. The effect of non-performing loans on interest income is as follows:

                                         FOR THE YEARS ENDED JUNE 30,
                                    --------------------------------------
                                       1997          1996          1995
                                    ----------  --------------  ----------
                                                (In thousands)
                                        $34           $12           $17
Interest at original contract rate        9             1             8
Interest collected................  -------        ------        ------
Net reduction of interest income..      $25           $11            $9
                                    =======        ======        ======

Loans serviced for investors were $29,998,000 and $23,549,000 at June 30, 1997 and 1996, respectively. Custodial escrow balances maintained in connection with the foregoing serviced loans were $819,000 and $728,000 at June 30, 1997 and 1996, respectively. These loans are not reflected in the accompanying consolidated statements of financial condition.

The Bank originates mortgage loans, which, depending upon whether the loans meet the Bank's investment objectives, may be sold in the secondary market or to other private investors. All loans are sold on a nonrecourse basis and the servicing of these loans may or may not be retained by the Bank. Direct origination and servicing costs for mortgage banking activities cannot be presented as these operations are integrated with and not separable from the origination and servicing of portfolio loans, and, as a result, cannot be accurately estimated.

5.   ACCRUED INTEREST RECEIVABLE


Accrued interest receivable on investments is summarized as follows:
                                                                                  AT  JUNE 30,
                                                                      ------------------------------------
                                                                           1997                   1996
                                                                      -------------        ---------------
                                                                                 (IN THOUSANDS)
Interest-bearing deposits ..........................................       $  4                 $    3
Investment securities ..............................................        356                    383
Mortgage-backed and related securities .............................        585                    733
                                                                      ---------              ---------
                                                                           $945                 $1,119
                                                                      =========              =========

6.   OFFICE PROPERTIES AND EQUIPMENT


Office properties and equipment are summarized as follows:

                                                                                  AT  JUNE 30,
                                                                      ------------------------------------
                                                                           1997                   1996
                                                                      -------------        ---------------
                                                                                 (IN THOUSANDS)
Land................................................................     $  624                      $  624
Office buildings and improvements...................................      2,726                       2,562
Furniture and equipment.............................................      1,665                       1,485
                                                                         ------                      ------
                                                                         $5,015                       4,671
Less:
Accumulated depreciation............................................      1,924                       1,732
                                                                         ------                      ------
                                                                         $3,091                      $2,939
                                                                         ======                      ======

                    HALLMARK CAPITAL CORP. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.   DEPOSITS


Deposits are summarized as follows:                                AT JUNE 30,
                                     ------------------------------------------------------------------------
                                                   1997                                  1996
                                     -----------------------------------  -----------------------------------
                                                              WEIGHTED                              WEIGHTED
                                                  PERCENT      AVERAGE                  PERCENT     AVERAGE
                                                  OF TOTAL     NOMINAL                  OF TOTAL    NOMINAL
                                       AMOUNT     DEPOSITS      RATE        AMOUNT      DEPOSITS      RATE
                                     ----------  ----------  -----------  -----------  ----------  ----------
                                                             (DOLLARS IN THOUSANDS)
DEMAND DEPOSITS:
 Non-interest bearing .............    $  7,105        2.52%          --%    $  7,215        3.14%         --%
 NOW ..............................       2,594        0.92         1.75        2,517        1.10        1.75
 Money market .....................      20,730        7.37         5.20        7,678        3.34        5.21
 Passbook .........................      21,952        7.80         2.98       24,342       10.60        2.99
                                     ----------  ----------               -----------  ----------
  Total ...........................      52,381       18.61         3.39       41,752       18.18        2.79

CERTIFICATES OF DEPOSIT:
 One to six months ................    $ 26,992        9.59         5.56     $ 21,999        9.58        5.37
 12 to 20 months ..................      32,642       11.60         5.86       24,482       10.66        5.49
 24 to 36 months ..................      26,037        9.25         6.05       17,688        7.70        5.94
 38 to 60 months ..................       2,317        0.82         5.87       15,586        6.79        6.08
 66 to 96 months ..................         122        0.04         8.00          172        0.07        7.93
 Wholesale ........................     141,021       50.09         6.15      107,996       47.02        6.22
                                     ----------  ----------               -----------  ----------
  Total ...........................     229,131       81.39         6.02      187,923       81.82        5.99
                                     ----------  ----------               -----------  ----------

Total deposits ....................    $281,512     100.00%        5.54%     $229,675      100.00%       5.41%
                                     ==========  ==========               ===========  ==========


The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was approximately $50,751,000 and $41,315,000 at June 30, 1997 and
1996, respectively, which also includes brokered accounts. The average maturity of wholesale certificates of deposit was eleven months and eight months at June 30, 1997 and 1996, respectively.

Aggregate annual maturities of certificate accounts at June 30, 1997 are as follows:


                MATURES DURING
                 YEAR ENDED
                  JUNE 30          AMOUNT
               --------------  --------------
                               (IN THOUSANDS)

                    1998             $137,909
                    1999               70,691
                    2000               17,695
                    2001                2,836
                  Thereafter               --
                               --------------
                                     $229,131
                               ==============

Interest expense on deposits consists of the following:

                          FOR THE YEARS ENDED JUNE 30,
                       ----------------------------------
                          1997        1996        1995
                       ----------  ----------  ----------
                                 (IN THOUSANDS)
                          $    41     $    42      $  105
                              804         297         173
NOW accounts.........         691         734         808
Money market accounts      12,357       9,072       4,453
Passbook accounts....  ----------  ----------  ----------
Certificate accounts.     $13,893     $10,145      $5,539
                       ==========  ==========  ==========

                    HALLMARK CAPITAL CORP. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.   NOTES PAYABLE AND OTHER BORROWINGS

Notes payable and other borrowings are summarized as follows:

                                       AT JUNE 30, 1997       AT JUNE 30, 1996
                                     ---------------------  ---------------------
                                                WEIGHTED                 WEIGHTED
                                                 AVERAGE                 AVERAGE
                           MATURITY   AMOUNT      RATE        AMOUNT       RATE
                           --------  --------  -----------  -----------  --------
                                               (DOLLARS IN THOUSANDS)
Advances from
 Federal Home Loan Bank     1996           --           --       23,200      5.77%
                            1997      $25,000         5.62%      27,100      5.79
                            1998       23,000         6.16       20,000      5.44
                            1999       18,012         6.37       18,000      6.06
                            2000        8,000         6.34        8,016      6.53
                            2001       15,000         5.95        3,000      5.91
                            2003        3,061         5.60        3,070      5.60
                                     --------  -----------  -----------  --------
                                      $92,073         6.02%    $102,386      5.82%
                                     ========  ===========  ===========  ========
Securities sold under
 agreements to repurchase   1996      $    --           --     $ 11,568      5.61%
                                     ========               ===========

The Company is required to maintain as collateral unencumbered one-to-four family mortgage loans such that the outstanding balance of FHLB advances does not exceed 60% of the book value of this collateral. At June 30, 1997, the Bank had delivered mortgage-backed securities with a carrying value of $19,657,000 to the Federal Home Loan Bank as additional collateral for the advances. In addition, advances are collateralized by all Federal Home Loan Bank stock. Variable rate term borrowings consist of $7.0 million tied to the one-month LIBOR, and $3.0 million tied to the six-month LIBOR index. FHLB advances are subject to a prepayment penalty if they are repaid prior to maturity. The Company's unused advance line with the Federal Home Loan Bank was $24.5 million at June 30, 1997.

The Company enters into sales of mortgage-backed securities with agreements to repurchase identical securities (reverse repurchase agreements) and substantially identical securities (dollar reverse repurchase agreements). These transactions are treated as financings with the obligations to repurchase securities reflected as a liability. The dollar amount of securities underlying the agreements remains in the asset accounts. The securities underlying the agreements are delivered to the counterparty's account. At June 30, 1997, there were no liabilities recorded under agreements to repurchase identical securities. At June 30, 1996, liabilities recorded under agreements to repurchase identical securities totaled $11,568,000 with a weighted average underlying coupon interest rate of 5.61%, and matured within 30 days of the date indicated. The agreements were collateralized by mortgage-backed certificates with carrying value of $11,841,000 and market value of $12,115,000 at June 30, 1996.

Securities sold under agreements to repurchase averaged $3,716,000 and $12,433,000 for the years ended June 30, 1997 and 1996, respectively. The average is computed using month-end balances for the respective fiscal years. The maximum outstanding at any month-end during the years ended June 30, 1997 and 1996 were $11,652,000 and $13,926,000, respectively. The Company retains securities under it's control.

Accrued interest expense on FHLB advances and other borrowings was $497,000 and $0; and $441,000 and $8,000 at June 30, 1997 and 1996, respectively.

Interest expense on FHLB advances and other borrowings was $6,003,000 and $221,000; and $4,386,000 and $732,000; and $2,759,000 and $367,000 for the
years ended June 30, 1997, 1996 and 1995, respectively.

                    HALLMARK CAPITAL CORP. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.   SHAREHOLDERS' EQUITY

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt and corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of June 30, 1997, that the Bank meets all capital adequacy requirements to which it is subject.

As of June 30, 1997, the Bank is well capitalized as defined by regulatory standards. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank's category.

The Bank's actual capital amounts and ratios are presented in the tables below.


                                                                                              TO BE WELL CAPITALIZED
                                                                         FOR CAPITAL          UNDER PROMPT CORRECTIVE
                                                     ACTUAL            ADEQUACY PURPOSES          ACTION PROVISIONS
                                               ------------------      -----------------      -----------------------
                                                AMOUNT      RATIO      AMOUNT      RATIO        AMOUNT       RATIO
                                               -------      -----      ------      -----      ---------      --------
                                                                     (DOLLARS IN THOUSANDS)
As of June 30, 1997:
Tier I Capital Leverage (to Average Assets):
    Consolidated ............................  $29,883       7.24%     $12,390      3.00%       $20,650       5.00%
    West Allis Savings Bank .................   26,664       6.47       12,362      3.00         20,603       5.00
Tier I Capital (to Risk-Weighted Assets):
    Consolidated ............................   29,883      12.59        9,490      4.00         14,236       6.00
    West Allis Savings Bank .................   26,664      11.24        9,487      4.00         14,231       6.00
Total Capital (to Risk-Weighted Assets):
    Consolidated ............................   31,645      13.34       18,981      8.00         23,726      10.00
    West Allis Savings Bank .................   28,426      11.98       18,974      8.00         23,718      10.00

As of June 30, 1996:
Tier I Capital Leverage (to Average Assets):
    Consolidated ............................  $27,584       7.74%     $10,694      3.00%       $17,823       5.00%
    West Allis Savings Bank .................   22,404       6.30       10,672      3.00         17,787       5.00
Tier I Capital (to Risk-Weighted Assets):
    Consolidated ............................   27,584      13.79        8,003      4.00         12,005       6.00
    West Allis Savings Bank ..                  22,404      11.21        7,991      4.00         11,987       6.00
Total Capital (to Risk-Weighted Assets):
    Consolidated ............................   28,818      14.40       16,007      8.00         20,009      10.00
    West Allis Savings Bank .................   23,638      11.83       15,983      8.00         19,979      10.00

As a state-charted savings bank, the Bank is also subject to a minimum regulatory capital requirement of the State of Wisconsin. At June 30, 1997, on a fully-phased-in basis of 6.0%, the Bank had actual capital of $28,214,000 with a required amount of $24,724,000, for excess capital of $3,490,000.

                    HALLMARK CAPITAL CORP. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


At the time of conversion, the Bank established a liquidation account in the amount of $14.9 million which was equal to its retained earnings as of the latest practicable date prior to the conversion. The liquidation account is established to provide a limited priority claim to the assets of the Bank to qualified depositors (Eligible Account Holders) at December 30, 1993 who continue to maintain those deposits at the Bank after conversion. As the deposits are withdrawn, the liquidation account decreases. In the unlikely event of a complete liquidation of the Bank, and only in such event, each Eligible Account Holder would receive from the liquidation account a liquidation distribution based on his or her proportionate share of the then remaining qualifying deposits.

On February 21, 1997, the Company's Board of Directors adopted a shareholders' rights plan (the "Rights Plan"). Under the terms of the Rights Plan, the Board of Directors declared a dividend of one preferred share purchase right on each outstanding share of common stock of the Company. Upon becoming exercisable, each right entitles shareholders to buy one one-hundredth of a share of the Company's preferred stock at a price of $100.00, subject to adjustment as provided in the Rights Plan (the "Exercise Price"). Rights do not become exercisable until eleven business days after any person or group has acquired, commenced or announced its intention to commence a tender or exchange offer to acquire 20% or more of the Company's common stock, or in the event a person or group owning 15% or more of the Company's common stock is deemed to be "adverse" to the Company. If the rights become exercisable, holders of each right other than the acquiror, upon payment of the Exercise Price, will have the right to purchase the Company's common stock (in lieu of preferred stock) having a value equal to two times the Exercise Price. If the Company is acquired in a merger, share exchange or other business combination or 50% or more of its consolidated assets or earning power are sold, rights holders, other than the acquiring or adverse person or group, will be entitled to purchase the acquiror's shares at a similar discount. If the rights become exercisable, the Company may also exchange rights, other than those held by the acquiring or adverse person or group, in whole or in part, at an exchange rate of one share of the Company's common stock per right held. Rights are redeemable by the Company at any time until they are exercisable at the exchange rate of $.01 per right. Issuance of the rights has no immediate dilutive effect, does not currently affect reported earnings per share, is not taxable to the Company or its shareholders, and will not change the way in which the Company's shares are traded. The rights expire in ten years.

10.  EMPLOYEE BENEFIT PLANS

The Bank has a qualified defined-contribution plan covering substantially all full-time employees who have completed one year of service and are at least 21 years old. Employees may contribute up to 15% of their compensation to the Plan where employee contributions of up to 4% are matched 25% by the Bank. In addition, the Bank may make a profit-sharing contribution to the Plan at its discretion. Retirement plan expense recorded in connection with the Plan was $13,000, $12,000 and $10,000 during 1997, 1996 and 1995, respectively.

The Company has an Employee Stock Ownership Plan ("ESOP") for substantially all of its full-time employees. The cost of unearned ESOP shares is shown as a reduction of shareholders' equity. ESOP expense for the years ended June 30, 1997, 1996 and 1995 totaled $236,000, $226,000 and $144,000, respectively. The expense was determined using the fair value of shares committed to be released during the year. As shares are committed, the reduction in shareholders' equity decreases by the cost of those shares. The difference between the cost and fair value of the shares committed is a charge or credit to additional paid-in-capital. The fair value of the unearned ESOP shares totaled $1.7 million at June 30, 1997.

The Bank has Management Recognition and Retention Plans ("MRPs") for officers and directors under which 94,875 shares are authorized for award.
Approximately 86,969 shares were awarded to directors and officers in the conversion with 7,906 shares reserved for future grants. As of June 30, 1997, 9,231 shares remain reserved for future grants. The shares awarded to directors vest at a rate of 33.33% per year commencing December 30, 1994, while officers' shares vest at a rate of 20% per year commencing one year from the date of grant of the award. The aggregate cost of these shares is amortized to compensation expense as the participants become vested. The unamortized cost is reflected as a reduction of shareholders' equity as unearned restricted stock. Compensation expense of $126,000, $168,000 and $171,000 was recognized for the years ended June 30, 1997, 1996 and 1995.

For the purposes of providing the pro-forma disclosures required under SFAS No. 123 "Accounting for Stock Based Compensation," the fair value of stock options granted was estimated using the Black-Scholes option pricing model. The per share weighted-average fair value of stock options granted during fiscal 1997 and 1996 was $2.33 and $2.41, respectively, on the date of grant with the following variable assumptions: 1997 - The Company did not pay a dividend in fiscal 1997. Risk-free interest rate of 7.0%, an expected life of ten years and expected volatility of 24.9%; 1996: The Company did not pay a dividend in fiscal year 1996. Risk-free interest rate of 7.20%, an expected life of ten years and expected volatility of 29.2%.

The Company applies APB Opinion No. 25 in accounting for stock options and, accordingly, compensation cost based on the fair value at grant date has not been recognized for its stock options in the consolidated financial statements for the fiscal years ended June 30, 1997 and 1996.

Had compensation cost of the Company's stock-based plans been determined in accordance with SFAS No. 123, net income would have been $1,914,000 and $1,876,000 for fiscal 1997 and 1996, respectively. Earnings per share would have been $1.33 for fiscal 1997 and 1996.

The Company has reserved 173,938 shares of common stock for a non-qualified stock option plan for employees and directors. With respect to options which have not been granted, the option exercise price cannot be less than the fair market value of the underlying common stock as of the date of option grant, and the maximum term cannot exceed ten years.



The following is a summary of stock option activity:
                                                       SHARES      OPTION
                                                        UNDER    PRICE PER
                                                       OPTION      SHARE
                                                       --------  ---------------
Outstanding at June 30, 1994 ........................   158,119             8.00
 Granted ............................................    15,000            11.00
 Exercised ..........................................   (15,812)            8.00
                                                       --------  ---------------

Outstanding and exercisable at June 30, 1995 ........   157,307   $8.00 - $11.00
 Granted ............................................     8,000  $14.50 - $15.25
                                                       --------  ---------------

Outstanding and exercisable at June 30, 1996 ........   165,307   $8.00 - $15.25
 Granted ............................................     8,000           $14.75
                                                       --------  ---------------

Outstanding and exercisable at June 30, 1997 ........   173,307   $8.00 - $15.25
                                                       ========  ===============

                    HALLMARK CAPITAL CORP. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist of commitments to extend credit. Commitments to extend credit involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statement of financial condition. The contract amount reflects the extent of involvement the Company has in this particular class of financial instrument.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and generally require payment of a fee. As some commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates the creditworthiness of each customer on a case-by-case basis. The Company generally extends credit on a secured basis. Collateral obtained varies, but consists primarily of one-to four-family residences located in the counties of Milwaukee and Waukesha, Wisconsin.

Commitments to sell mortgage loans represent commitments to sell mortgage loans to other entities at a future date and at a specified price. Commitments to sell mortgage loans and commitments to extend credit are generally exercised and fulfilled within ninety days. The fair value of mortgage loans held for sale plus the commitments to extend credit generally offset the commitments to sell mortgage loans. Both the commitments to extend credit and the commitments to sell mortgage loans are at current market interest rates.

Financial instruments whose contract amounts represent a potential credit risk are as follows:

                                                                   FOR THE YEARS ENDED
                                                                         JUNE 30,
                                                                   ----------------------
                                                                      1997        1996
                                                                   ----------  ----------
                                                                       (IN THOUSANDS)
  Commitments to extend credit:
   Fixed-rate mortgage loans (7.50% - 9.50% at June 30, 1997) .....   $1,192      $2,982

   Adjustable rate mortgage loans .................................    4,207       4,287

  Unused lines of credit:
   Credit cards ...................................................    6,753       5,239

   Home equity ....................................................   14,630      11,129

   Commercial .....................................................    1,542          --


12.  LITIGATION

The Company and its subsidiary are involved in certain lawsuits in the course of its general lending business and other operations. The Company believes that there are sound defenses against the claims asserted therein and is vigorously defending these actions. Management, after review with its legal counsel, is of the opinion that the ultimate disposition of its litigation will not have a material effect on the Company's financial condition.

                    HALLMARK CAPITAL CORP. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


13.  PARENT COMPANY ONLY FINANCIAL INFORMATION

                                                                AT JUNE 30,
                                                       -------------------------
                                                           1997         1996
                                                       ----------      ---------
                                                             (IN THOUSANDS)
STATEMENT OF CONDITION
Assets:
 Cash and cash equivalents ........................... $ 2,135            $ 2,835
 Investment securities available-for-sale ............     411              1,500
 Investment in subsidiary ............................  27,161             22,641
 Other assets ........................................      27                 52
                                                       -------            -------
                                                       $29,734            $27,028
                                                       =======            =======
Liabilities and Shareholders' Equity:
 Other liabilities ................................... $    62            $    17
 Total shareholders' equity ..........................  29,672             27,011
                                                       -------            -------
                                                       $29,734            $27,028
                                                       =======            =======


                                                          FOR THE YEARS ENDED JUNE 30,
                                                        ------------------------------
                                                         1997        1996       1995
                                                        -------  ------------  -------
                                                                (IN THOUSANDS)
OF INCOME
Interest and dividend income .........................   $  191    $     389  $   417
Equity in undistributed net income of subsidiary .....    1,880        1,721      904
                                                        -------    ---------  -------
   Total income ......................................    2,071        2,110    1,321
Other expense ........................................      159          131      135
                                                        -------    ---------  -------
Income before provision for income taxes .............    1,912        1,979    1,186
Provision for income taxes ...........................       (7)         101      112
                                                        -------    ---------  -------
   Net income ........................................   $1,919    $   1,878  $ 1,074
                                                        =======    =========  =======

STATEMENT OF CASH FLOWS
Operating activities:
 Net income ..........................................   $1,919    $   1,878  $ 1,074
 Adjustments to reconcile net income
  to net cash used in operating activities:
    Equity in undistributed net income of subsidiary..   (1,880)      (1,721)    (904)
    Loss on sale of investment securities ............       --           --       29
    Decrease in other assets .........................       25           29       24
    Increase (decrease) in other liabilities .........       45          (89)    (204)
    Other ............................................      102           94       71
                                                        -------    ---------  -------
 Net Cash Provided By Operating Activities ...........      211          191       90

Investment activities:
 Sale of investment securities .......................    2,308          500      971
 Purchase of investment securities ...................   (1,219)          --       --
 Investment in Bank subsidiary .......................   (2,000)      (2,500)      --
                                                        -------    ---------  -------
 Net Cash Provided By (Used In) Investing Activities..     (911)      (2,000)     971

Financing activities:
 Net proceeds from issuance of common stock...........       --           --      127
 Purchase of treasury stock ..........................       --           --     (854)
                                                        -------    ---------  -------
 Net Cash (Used In) Financing Activities..............       --           --     (727)
                                                        -------    ---------  -------

Net increase (decrease) in cash ......................     (700)      (1,809)     334
Cash and cash equivalents at beginning of period .....    2,835        4,644    4,310
                                                        -------    ---------  -------

 Cash And Cash Equivalents At End Of Year.............  $ 2,135    $   2,835  $ 4,644
                                                        =======    =========  =======

                    HALLMARK CAPITAL CORP. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


14.  FAIR VALUES OF FINANCIAL INSTRUMENTS

SFAS 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.
Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair market value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. SFAS 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements.
Accordingly, the aggregate fair value amounts presented do not necessarily represent the underlying value of the Company. The Company does not routinely measure the market value of financial instruments because such measurements represent point-in-time estimates of value. It is generally not the intent of the Company to liquidate and therefore realize the difference between market value and carrying value and even if it were, there is no assurance that the estimated market values could be realized. Thus, the information presented is not particularly relevant to predicting the Company's future earnings or cash flows.

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

CASH AND CASH EQUIVALENTS
The carrying amount reported in the statement of financial condition for cash and cash equivalents approximates those assets' fair values.

INVESTMENT AND MORTGAGE-BACKED AND RELATED SECURITIES
Fair values for investment and mortgage-backed and related securities are based on quoted market prices.

FEDERAL HOME LOAN BANK STOCK
Federal Home Loan Bank stock is carried at cost, which is its redeemable value, since the market for this stock is limited.

LOANS RECEIVABLE
The fair value of one-to-four family fixed-rate mortgage loans is determined based on the current market price for securities collateralized by similar loans. For variable rate one-to-four family mortgage, consumer and other loans that reprice frequently and with no significant change in credit risk, carrying values approximate fair values. The fair value for fixed-rate consumer and other loans is estimated by discounting cash flows at market interest rates. The fair value of commercial loans was calculated by discounting cash flows using an estimated rate that reflects the type of loan and the credit risk inherent in the loan category. The carrying value of accrued interest receivable approximates fair value.

DEPOSITS
The fair values disclosed for demand deposits are equal to the amounts payable on demand at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently offered on certificates to a schedule of aggregated expected monthly maturities on such deposits. The carrying value of accrued interest payable approximates fair value.

NOTES PAYABLE TO THE FEDERAL HOME LOAN BANK
The fair values of long-term notes payable to the Federal Home Loan Bank are estimated using discounted cash flow analysis, based on current borrowing rates for similar types of borrowing arrangements. The carrying value for variable rate notes payable to the Federal Home Loan Bank approximates fair value.

                    HALLMARK CAPITAL CORP. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


14.  FAIR VALUES OF FINANCIAL INSTRUMENTS (CONTINUED)

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
The carrying amounts reported in the statement of financial condition for securities sold under agreements to repurchase approximate fair value.

OFF-BALANCE SHEET ITEMS
The fair value of commitments to extend credit is not material and is therefore not shown.

The carrying amounts and fair values of the Company's financial instruments consisted of the following:

                                                                 AT JUNE 30,
                                                   ----------------------------------------
                                                         1997                 1996
                                                   -------------------  -------------------
                                                             ESTIMATED            ESTIMATED
                                                   CARRYING    FAIR     CARRYING    FAIR
                                                    AMOUNT     VALUE     AMOUNT     VALUE
                                                   --------  ---------  --------  ---------
                                                             (In thousands)

Cash and cash equivalents .......................  $  8,755   $  8,755  $  4,825   $  4,825
Investment securities available-for-sale ........    18,137     18,137    19,358     19,358
Investment securities held-to-maturity ..........       780        780       978        978
Mortgage-backed and related
 securities available-for-sale ..................    11,381     11,381    17,926     17,926
Mortgage-backed and related
 securities held-to-maturity ....................    85,430     86,149    97,332     97,239
Federal Home Loan Bank stock ....................     5,279      5,279     5,119      5,119
Loans receivable:
 Real estate (including home equity) ............   262,787    265,756   216,958    217,587
Credit card and other consumer ..................     5,714      5,714     6,572      6,572
Commercial ......................................     3,393      3,393        --         --
                                                   --------  ---------  --------  ---------
                                                   $271,894   $274,863  $223,530   $224,159
                                                   ========  =========  ========  =========

Accrued interest receivable .....................  $  2,825   $  2,825  $  2,484   $  2,484

Deposits:
 NOW ............................................     9,699      9,699     9,732      9,732
 Money market ...................................    20,730     20,730     7,678      7,678
 Passbooks ......................................    21,952     21,952    24,342     24,342
 Certificates ...................................   229,131    229,533   187,923    188,885
                                                   --------  ---------  --------  ---------
                                                   $281,512   $281,914  $229,675   $230,637
                                                   ========  =========  ========  =========

Borrowings:
 Federal Home Loan Bank advances ................  $ 92,073   $ 91,560  $102,386   $102,178
 Securities sold under agreements to repurchase .        --         --    11,568     11,568
                                                   --------  ---------  --------  ---------
                                                   $ 92,073   $ 91,560  $113,954   $113,746
                                                   ========  =========  ========  =========

Accrued interest payable ........................  $  1,578   $  1,578  $  1,523   $  1,523

                    HALLMARK CAPITAL CORP. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


15.  INCOME TAXES

Income tax expense (benefit) in the consolidated statements of income consists of the following:


                              CURRENT   DEFERRED   TOTAL
                              --------  --------  -------
                                 (In thousands)
Year ended June 30, 1997:
 Federal..................      $1,117     ($149)  $  968
 State....................          80       (22)      58
                              --------  --------  -------
                                $1,197     ($171)  $1,026
                              ========  ========  =======

Year ended June 30, 1996:
 Federal..................        $966      ($21)  $  945
 State....................          69        (5)      64
                              --------  --------  -------
                                $1,035      ($26)  $1,009
                              ========  ========  =======

Year ended June 30, 1995:
 Federal..................      $  625      ($ 5)  $  620
 State....................         103       (15)      88
                              --------  --------  -------
                                $  728      ($20)  $  708
                              ========  ========  =======


Income tax expense attributable to income from operations was $1,026,000, $1,009,000 and $708,000 for the years ended June 30, 1997, 1996 and 1995, respectively, and differed from the amounts computed by applying the Federal income tax rate of 34 percent to pre-tax income from continuing operations as a result of the following:


                                       YEARS ENDED JUNE 30,
                                     -------------------------
                                      1997     1996     1995
                                     -------  -------  -------
                                      (In thousands)

Computed "expected" tax expense       $1,001   $  982     $606

State income taxes, net of
  federal income tax benefit.....         38       42       58

Change in valuation allowance....          --      (8)       8

Other............................        (13)      (7)      36
                                     -------  -------  -------
                                      $1,026   $1,009     $708
                                     =======  =======  =======

                    HALLMARK CAPITAL CORP. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


15.  INCOME TAXES (CONTINUED)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                                       AT JUNE 30,
                                                                   ------------------
                                                                    1997       1996
                                                                   -------    -------
                                                                      (IN THOUSANDS)
                     Deferred Tax Assets:
                      Deferred compensation..................         $168       $128
                      Allowances for loan losses.............          628        407
                      Unrealized depreciation on securities
                       available for sale....................          146        385
                      Amortization of stock benefit plans....           16         37
                      Other, net.............................           24          -
                                                                   -------    -------
                     Gross deferred tax assets...............          982        957



                     Deferred Tax Liabilities:
                      Deferred loan fees.....................           73         69
                      Depreciation...........................           93         88
                      Mortgage servicing rights..............           29          -
                      Other..................................           90         50
                                                                   -------    -------
                      Gross deferred tax liabilities.........          285        207
                                                                   -------    -------
                      Net deferred tax assets................         $697       $750
                                                                   =======    =======

The 1997 net deferred tax asset decreased by $53,000. The difference between the decrease and the deferred portion of tax expense is primarily attributable to the tax effect on the unrealized depreciation on securities available-for-sale which does not have an income statement impact in 1997 and 1996.

                    HALLMARK CAPITAL CORP. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


16.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)



                                                         FOR THE THREE MONTHS ENDED,
                                   JUNE 30,  MAR. 31,  DEC. 31,  SEPT. 30,  JUNE 30,  MAR. 31,  DEC. 31,  SEPT. 30,
                                     1997      1997      1996       1996      1996      1996      1995       1995
                                   --------  --------  --------  ---------  --------  --------  --------  ---------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Interest and dividend income.....  $7,844    $7,580    $7,334    $ 7,065    $6,393    $5,968    $5,528    $5,005
Interest expense.................   5,323     5,110     4,996      4,781     4,266     3,980     3,753     3,349
                                   ------    ------    ------    -------    ------    ------    ------    ------
Net interest income..............   2,521     2,470     2,338      2,284     2,127     1,988     1,775     1,656
Provision for loan losses........     146       150       170        184       114       129        99        25
                                   ------    ------    ------    -------    ------    ------    ------    ------
Net interest income after
 provision for loan losses.......   2,375     2,320     2,168      2,100     2,013     1,859     1,676     1,631
Gain on sales of investments and
 mortgage-backed and related
 securities......................      --        --        --          7         2        27        39         4
Gain on sale of loans, net.......      81         1         5          8        23         1        42         9
Other non-interest income........     233       236       234        223       307       319       270       219
                                   ------    ------    ------    -------    ------    ------    ------    ------
                                      314       237       239        238       332       347       351       232
Total non-interest income........   1,564     1,543     1,513      2,426     1,506     1,427     1,386     1,235
                                   ------    ------    ------    -------    ------    ------    ------    ------
Total non-interest expense.......   1,125     1,014       894        (88)      839       779       641       628
Income (loss) before income taxes     387       349       321        (31)      285       278       220       226
Income tax expense (benefit).....  ------    ------    ------    -------    ------    ------    ------    ------
Net income (loss)................  $  738    $  665    $  573    $   (57)   $  554    $  501    $  421    $  402
Earnings (loss) per share........  ======    ======    ======    =======    ======    ======    ======    ======
Market information                 $ 0.51    $ 0.46    $ 0.40    $ (0.04)   $ 0.39    $ 0.35    $ 0.30    $ 0.29
 Trading range - high............   22.50     19.38     17.75      17.50     15.75     16.00     16.00     16.25
                 low.............   17.50     17.00     16.75      14.50     14.75     15.00     14.75     13.50
                 close...........   21.38     18.00     17.75      16.75     15.00     15.25     15.50     15.50

     No dividends were declared on the shares of Common Stock during the fiscal years ended June 30, 1997 and 1996.

                                   PART II


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

          None.


                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required by this item with respect to directors is included under the heading "Election of Directors" in the Company's definitive Proxy Statement dated September 19, 1997, relating to the 1997 Annual Meeting of Shareholders currently scheduled for October 30, 1997, which has been filed separately with the Securities and Exchange Commission pursuant to Rule 14a-6 under the Securities Exchange Act of 1934, as amended and in accordance with General Instruction G(3) to Form 10-K, not later than 120 days after the end of the Company's fiscal year, and which section is hereby incorporated herein by reference. Information concerning executive officers who are not directors, with the exception of Messrs. James D. Smessaert and Peter A. Gilbert, is contained in Part I of this Form 10-K pursuant to paragraph (b) of Item 401 of Regulation S-K in reliance on Instruction G(3).

ITEM 11.  EXECUTIVE COMPENSATION

     Information required by this item is included under the heading "Compensation of Executive Officers and Directors" in the Company's definitive Proxy Statement dated September 19, 1997, relating to the 1997 Annual Meeting of Shareholders currently scheduled for October 30, 1997, which has been filed separately with the Securities and Exchange Commission pursuant to Rule 14a-6 under the Securities Exchange Act of 1934, as amended and in accordance with General Instruction G(3) to Form 10-K, not later than 120 days after the end of the Company's fiscal year, and which section is hereby incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this item is included under the heading "Stock Ownership of Certain Beneficial Owners" in the Company's definitive Proxy Statement dated September 19, 1997, relating to the 1997 Annual Meeting of Shareholders currently scheduled for October 30, 1997, which has been filed separately with the Securities and Exchange Commission pursuant to Rule 14a-6 under the Securities Exchange Act of 1934, as amended and in accordance with General Instruction G(3) to Form 10-K, not later than 120 days after the end of the Company's fiscal year, and which section is hereby incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this item is included under the heading "Indebtedness of Management and Certain Transactions" in the Company's definitive Proxy Statement dated September 19, 1997, relating to the 1997 Annual Meeting of Shareholders currently scheduled for October 30, 1997, which has been filed separately with the Securities and Exchange Commission pursuant to Rule 14a-6 under the Securities Exchange Act of 1934, as amended and in accordance with General Instruction G(3) to Form 10-K, not later than 120 days after the end of the Company's fiscal year, and which section is hereby incorporated herein by reference.

                                   PART IV



ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


     (a)(1)  FINANCIAL STATEMENTS

     The following financial statements and financial statement schedules are included under a separate caption "Financial Statements and Supplementary Data" in Part II, Item 8 hereof and are incorporated herein by reference.


     Independent Auditor's Report

     Consolidated Statements of Financial Condition at June 30, 1997 and 1996

     Consolidated Statements of Income for Years Ended June 30, 1997, 1996 and 1995

     Consolidated Statements of Shareholders' Equity for Years Ended June 30, 1997, 1996 and 1995

     Consolidated Statements of Cash Flows for Years Ended June 30, 1997, 1996 and 1995

     Notes to Consolidated Financial Statements

     (A)(2)  FINANCIAL STATEMENT SCHEDULES

        All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Consolidated Financial Statements.


                                                                SEQUENTIAL
     (A)(3)  EXHIBITS                                           PAGE NUMBER

3.1     Amended Articles of Incorporation of Registrant (1)
3.2     Amended By-laws of Registrant (2)
3.3     Stock Charter of West Allis Savings Bank (1)
3.4     By-laws of West Allis Savings Bank (1)
10.1    West Allis Savings Bank 401(k) Savings Plan (1)
10.2    West Allis Savings Bank Employee Stock Ownership Plan (1)
10.3    Credit Agreement by and between West Allis Savings Bank,
         Employee Stock Ownership Trust and Company (1)
10.4    West Allis Savings Bank Management Recognition and Retention Plan (1)
10.5    Hallmark Capital Corp. 1993 Incentive Stock Option Plan, as amended (3)
10.6 Hallmark Capital Corp. 1993 Stock Option Plan for Outside Directors, as amended (3)
10.7    Employment Agreement - James D. Smessaert (1)
10.8    Employment Agreement - Peter A. Gilbert (2)
10.9    Employment Agreement - Arthur E. Thompson (1)
10.1    Executive Employee Salary Continuation Agreement - James D.
         Smessaert (1)
11.1 Statement regarding computation of per share earnings - See Footnote (1) in Part II, Item 8
13.1    1997 Summary Annual Report to Shareholders (4)
21.1    Subsidiaries of the Registrant - See "Subsidiary Activities" in Part I,
         Item 1
23.1    Consent of KPMG Peat Marwick, LLP (3)
24.1    Powers of Attorney for certain officers and directors (1)
27.0    Financial Data Schedule (3)
99.1    Appraisal Agreement with J.G. Cornwell and Co. (1)
99.2    Appraisal Report of J.G. Cornwell and Co. (1)
99.3    Stock Order Form for Subscription and Community Offerings (1)
99.4    Proxy Statement for Special Meeting of Members of West Allis Savings
         Bank (1)
99.5    Marketing Materials (1)
99.6    Proxy Statement for 1997 Annual Meeting of Shareholders (3)

--------------------------

(1) Incorporated by reference to exhibits filed with Company's Form S-1 Registration Statement declared effective on November 4, 1993 (Registration Number 33-67184).

(2) Incorporated by reference to exhibits filed with the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995.

(3) Filed herein.

        (B) REPORTS ON FORM 8-K

            None.

        (C) EXHIBITS

            Reference is made to the exhibit index set forth above at (a)(3).

        (D) FINANCIAL STATEMENT SCHEDULES

            Reference is made to the disclosure set forth above at (a)(1 and 2).

(4) Filed in paper format with the SEC persuant to Rule 101 of Regulation S-T.


                                EXHIBIT INDEX




Exhibit No.                             Description
----------                              -----------

   27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     HALLMARK CAPITAL CORP.

     /s/  James D. Smessaert
     -------------------------------------
     James D. Smessaert, Chairman
     President and Chief Executive Officer

     Date:    September 16, 1997
          ----------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/  Floyd D. Brink                    /s/  Peter A. Gilbert
----------------------------------     -----------------------------------------
Floyd D. Brink, Director               Peter A. Gilbert, Executive Vice
                                       President, Corporate Secretary and
                                       Director

Date:  September 16, 1997              Date:  September 16, 1997
----------------------------------     -----------------------------------------




/s/  Reginald M. Hislop, III           /s/  Charles E. Rickheim
----------------------------------     -----------------------------------------
Reginald M. Hislop, III, Director      Charles E. Rickheim, Director

Date:  September 16, 1997              Date:  September 16, 1997
----------------------------------     -----------------------------------------




/s/  James D. Smessaert                /s/  Arthur E. Thompson
----------------------------------     -----------------------------------------
James D. Smessaert, Chairman,          Arthur E. Thompson
President and Chief Executive Officer  Chief Financial Officer and Corporate
                                       Treasurer

Date: September 16, 1997               Date:  September 16, 1997
----------------------------------     -----------------------------------------




/s/  Jerome A. Weitzer                 /s/  Donald A. Zellmer
----------------------------------     -----------------------------------------
Jerome A. Weitzer, Director            Donald A. Zellmer, Director

Date:  September 16, 1997              Date:  September 16, 1997
----------------------------------     -----------------------------------------