Form 10-Q
period 1997-09-30
HALLMARK CAPITAL CORP
filed 1997-11-14
CIK 910522

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter Ended September 30, 1997            Commission File Number 0-22224


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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by ssection 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        (1)  Yes [X]        No [ ]
                        (2)  Yes [X]        No [ ]

         The number of shares outstanding of the issuer's commons stock, par value $1.00 per share, was 1,442,950 at November 7, 1997, the latest practicable date. This does not reflect the recent two-for-one stock split announced on October 30, 1997 -- see Item 5 "Other Information" page 24.

                     HALLMARK CAPITAL CORP. AND SUBSIDIARY
                                   FORM 10-Q



Part I.Financial Information

        Item 1. Financial Statements (unaudited):

                 Consolidated Statements of Financial Condition
                    as of September 30, 1997 (unaudited) and June 30, 1996  . . . . . . . . . . . .          1

                 Consolidated Statements of Income for the Three Months
                    ended September 30, 1997 and 1996 (unaudited) . . . . . . . . . . . . . . . . .          2

                 Consolidated Statements of Shareholders' Equity
                    for the Three Months Ended September 30, 1997 and 1996 (unaudited)  . . . . . .          3

                 Consolidated Statements of Cash Flows for the Three Months
                    ended September 30, 1997 and 1996 (unaudited) . . . . . . . . . . . . . . . . .          4

                 Notes to Consolidated Financial Statements (unaudited) . . . . . . . . . . . . . .          6


         Item 2. Management's Discussion and Analysis of Financial Condition
                    and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . .         10


         Item 3. Quantitative and Qualitative Disclosure About Market Risk  . . . . . . . . . . . .         23


Part II. Other Information

         Item 1. Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         24

         Item 2. Changes in Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         24

         Item 3. Defaults Upon Senior Securities  . . . . . . . . . . . . . . . . . . . . . . . . .         24

         Item 4. Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . .         24

         Item 5. Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         24

         Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . .         25

                 Signature Page . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         26

                     HALLMARK CAPITAL CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 (In thousands)


                                                                            SEPTEMBER 30,           JUNE 30,
                                                                                1997                  1997
                                                                        --------------------  --------------------
ASSETS                                                                       (Unaudited)
Cash and non-interest bearing deposits  . . . . . . . . . . . . . . .          $3,031                $3,859
Interest-bearing deposits . . . . . . . . . . . . . . . . . . . . . .          11,194                 4,896
                                                                             --------              --------
Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .          14,225                 8,755

Securities available-for-sale (at fair value):
  Investment securities . . . . . . . . . . . . . . . . . . . . . . .          18,262                18,137
  Mortgage-backed and related securities  . . . . . . . . . . . . . .           9,291                11,381
Securities held-to-maturity:
  Investment securities (fair value - $780 at
    September 30, 1997 and June 30, 1997) . . . . . . . . . . . . . .             780                   780
  Mortgage-backed and related securities (fair value -
    $82,766 at September 30, 1997; $86,149 at June 30, 1997)  . . . .          82,165                85,430
Loans receivable, net . . . . . . . . . . . . . . . . . . . . . . . .         281,994               273,556
Investment in Federal Home Loan Bank stock, at cost . . . . . . . . .           5,279                 5,279
Foreclosed properties, net  . . . . . . . . . . . . . . . . . . . . .             247                    20
Office properties and equipment . . . . . . . . . . . . . . . . . . .           3,121                 3,091
Prepaid expenses and other assets . . . . . . . . . . . . . . . . . .           3,103                 3,391
                                                                             --------              --------
          Total assets  . . . . . . . . . . . . . . . . . . . . . . .        $418,467              $409,820
                                                                             ========              ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Deposits  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $281,205              $281,512
  Notes payable to Federal Home Loan Bank . . . . . . . . . . . . . .          98,573                92,073
  Advance payments by borrowers for taxes and insurance . . . . . . .           5,007                 3,485
  Accrued interest on deposit accounts and other borrowings . . . . .           1,560                 1,578
  Accrued expenses and other liabilities  . . . . . . . . . . . . . .           1,567                 1,500
                                                                             --------              --------
          Total liabilities . . . . . . . . . . . . . . . . . . . . .        $387,912              $380,148

Shareholders' Equity:
  Preferred stock, $1.00 par value; authorized 2,000,000 shares;
    none outstanding  . . . . . . . . . . . . . . . . . . . . . . . .               -                     -
  Common stock, $1.00 par value; authorized 6,000,000 shares;
    issued 1,581,250 shares; outstanding 1,442,950 shares . . . . . .           1,581                 1,581
  Additional paid-in capital  . . . . . . . . . . . . . . . . . . . .          10,654                10,603
  Unearned ESOP compensation  . . . . . . . . . . . . . . . . . . . .           (605)                 (632)
  Unearned restricted stock award . . . . . . . . . . . . . . . . . .           (187)                 (208)
  Net unrealized depreciation on securities available for sale  . . .            (86)                 (225)
  Treasury stock, at cost:  138,300 shares  . . . . . . . . . . . . .         (1,592)               (1,592)
  Retained earnings, substantially restricted . . . . . . . . . . . .          20,790                20,145
                                                                             --------              --------
          Total shareholders' equity  . . . . . . . . . . . . . . . .        $ 30,555              $ 29,672
                                                                             --------              --------
          Total liabilities and shareholders' equity  . . . . . . . .        $418,467              $409,820
                                                                             ========              ========


         See accompanying Notes to Consolidated Financial Statements

                     HALLMARK CAPITAL CORP. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                   (In thousands, except for per share data)
                                  (Unaudited)

                                                                                     THREE MONTHS ENDED
                                                                                       SEPTEMBER 30,
                                                                            ------------------------------------
                                                                                 1997                 1996
                                                                            --------------        ------------
                                                                                       (IN THOUSANDS)
INTEREST INCOME:
  Loans receivable  . . . . . . . . . . . . . . . . . . . . . . . . .         $ 5,859               $ 4,691
  Mortgage-backed and related securities  . . . . . . . . . . . . . .           1,633                 1,923
  Securities and interest-bearing liabilities . . . . . . . . . . . .             512                   451
                                                                              -------               -------
          Total interest income . . . . . . . . . . . . . . . . . . .           8,004                 7,065

INTEREST EXPENSE:
  Deposits  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           3,905                 3,128
  Advance payments by borrowers for taxes and insurance . . . . . . .              29                    31
  Notes payable and other borrowings  . . . . . . . . . . . . . . . .           1,500                 1,622
                                                                              -------               -------
          Total interest expense  . . . . . . . . . . . . . . . . . .           5,434                 4,781
                                                                              -------               -------

Net interest income . . . . . . . . . . . . . . . . . . . . . . . . .           2,570                 2,284
Provision for losses on loans . . . . . . . . . . . . . . . . . . . .             200                   184
                                                                              -------               -------
Net interest income after provision for losses on loans . . . . . . .           2,370                 2,100


Non-interest income:
  Service charges on loans  . . . . . . . . . . . . . . . . . . . . .              45                    34
  Service charges on deposit accounts . . . . . . . . . . . . . . . .             114                   129
  Loan servicing fees, net  . . . . . . . . . . . . . . . . . . . . .              21                    22
  Insurance commissions . . . . . . . . . . . . . . . . . . . . . . .               4                    21
  Gain (loss) on sale of securities and
     mortgage-backed and related securities, net  . . . . . . . . . .             (17)                    7
  Gain on sale of loans . . . . . . . . . . . . . . . . . . . . . . .              21                     8
  Other income  . . . . . . . . . . . . . . . . . . . . . . . . . . .              12                    17
                                                                              -------               -------
          Total non-interest income . . . . . . . . . . . . . . . . .             200                   238

NON-INTEREST EXPENSE:
  Compensation and benefits . . . . . . . . . . . . . . . . . . . . .             957                   874
  Marketing . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              51                    48
  Occupancy and equipment . . . . . . . . . . . . . . . . . . . . . .             243                   238
  Deposit insurance premiums  . . . . . . . . . . . . . . . . . . . .              43                 1,015
  Other non-interest expense  . . . . . . . . . . . . . . . . . . . .             286                   251
                                                                              -------               -------
          Total non-interest expense  . . . . . . . . . . . . . . . .           1,580                 2,426

Income before income taxes  . . . . . . . . . . . . . . . . . . . . .             990                   (88)
Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . .             345                   (31)
                                                                              -------               -------
          Net income  . . . . . . . . . . . . . . . . . . . . . . . .         $   645               $   (57)
                                                                              =======               =======
          Earnings per share  . . . . . . . . . . . . . . . . . . . .         $  0.44                ($0.04)
                                                                              =======               =======




    See accompanying Notes to Consolidated Financial Statements (unaudited)

                     HALLMARK CAPITAL CORP. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)
                                  (UNAUDITED)



                                                                   Additional       Unearned       Unearned       Unrealized
                                                        Common      Paid-In          ESOP         Restricted        Gains
                                                         Stock       Capital      Compensation      Stock          (Losses)
                                                        -------     ---------     ------------   -----------      ----------
THREE MONTHS ENDED SEPTEMBER 30, 1997
-------------------------------------
Balance at June 30, 1997  . . . . . . . . . . . . .     $1,581       $10,603          ($632)         ($208)          ($225)
Net income  . . . . . . . . . . . . . . . . . . . .          -             -              -              -               -
Amortization of unearned ESOP and
  restricted stock award compensation . . . . . . .          -            51             27             21               -
Unrealized appreciation on securities
  available for sale, net of tax benefit  . . . . .
                                                             -             -              -              -             139
                                                        ------       -------         ------         ------         -------
Balance at September 30, 1997 . . . . . . . . . . .     $1,581       $10,654          ($605)         ($187)          ($ 86)
                                                        ======       =======         ======         ======          ======


THREE MONTHS ENDED SEPTEMBER 30, 1996
-------------------------------------
Balance at June 30, 1996  . . . . . . . . . . . . .     $1,581       $10,465          ($740)         ($334)          ($595)
Net income  . . . . . . . . . . . . . . . . . . . .          -             -              -              -               -
Amortization of unearned ESOP and
  restricted stock award compensation . . . . . . .          -            27             27             42               -
Unrealized appreciation on securities
  available for sale, net of tax benefit  . . . . .
                                                             -             -              -              -             131
                                                        ------       -------         ------         ------          ------
Balance at September 30, 1996 . . . . . . . . . . .     $1,581       $10,492          ($713)         ($292)          ($464)
                                                        ======       =======         ======         ======          ======


                                                           Treasury      Retained
                                                            Stock        Earnings          Total
                                                           -------       --------        -------
THREE MONTHS ENDED SEPTEMBER 30, 1997
-------------------------------------
Balance at June 30, 1997  . . . . . . . . . . . . .       ($1,592)        $20,145         $29,672
Net income  . . . . . . . . . . . . . . . . . . . .             -             645             645
Amortization of unearned ESOP and
  restricted stock award compensation . . . . . . .             -               -              99
Unrealized appreciation on securities
  available for sale, net of tax benefit  . . . . .
                                                                -               -             139
                                                         --------         -------         -------
Balance at September 30, 1997 . . . . . . . . . . .       ($1,592)        $20,790         $30,555
                                                         ========         =======         =======


THREE MONTHS ENDED SEPTEMBER 30, 1996
-------------------------------------
Balance at June 30, 1996  . . . . . . . . . . . . .       ($1,592)        $18,226         $27,011
Net income  . . . . . . . . . . . . . . . . . . . .             -             (57)            (57)
Amortization of unearned ESOP and
  restricted stock award compensation . . . . . . .             -               -              96
Unrealized appreciation on securities
  available for sale, net of tax benefit  . . . . .
                                                                -               -             131
                                                         --------         -------         -------
Balance at September 30, 1996 . . . . . . . . . . .       ($1,592)        $18,169         $27,181
                                                         ========         =======         =======



    See accompanying Notes to Consolidated Financial Statements (unaudited)

                     HALLMARK CAPITAL CORP. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                     THREE MONTHS ENDED
                                                                                       SEPTEMBER 30,
                                                                            ------------------------------------
                                                                                 1997                   1996
                                                                            --------------          ------------
                                                                                       (IN THOUSANDS)
OPERATING ACTIVITIES
Net Income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $     645                  ($57)
Adjustments to reconcile net income to cash
provided by (used in) operating activities:
  Provision for losses on loans and real estate . . . . . . . . . . .             200                   184
  Provision for depreciation and amortization . . . . . . . . . . . .              73                    65
  Net (gain) loss on sales of investments and
    mortgage-backed and related securities  . . . . . . . . . . . . .              17                    (7)
  Net gain on sale of loans . . . . . . . . . . . . . . . . . . . . .             (21)                   (8)
  Amortization of unearned ESOP and restricted stock awards . . . . .              99                    96
  Loans originated for sale . . . . . . . . . . . . . . . . . . . . .          (3,048)                 (560)
  Sales of loans originated for sale  . . . . . . . . . . . . . . . .           3,048                   560
  Decrease in prepaid expenses and other assets . . . . . . . . . . .             288                   321
  Other adjustments . . . . . . . . . . . . . . . . . . . . . . . . .             (33)                  776
                                                                            ---------             ---------
Net cash provided by operating activities . . . . . . . . . . . . . .           1,268                 1,370
                                                                            ---------             ---------

INVESTING ACTIVITIES
Proceeds from the sale of securities available-for-sale . . . . . . .           7,032                 1,454
Proceeds from the maturity of securities available-for-sale . . . . .               -                   500
Purchases of securities available-for-sale  . . . . . . . . . . . . .          (5,799)                 (969)
Proceeds from sale of investment securities held-to-maturity  . . . .               -                   435
Purchases of mortgage-backed and related securities . . . . . . . . .            (352)                    -
Principal collected on mortgage-backed and related securities . . . .           4,553                 6,400
Net increase in loans receivable  . . . . . . . . . . . . . . . . . .          (8,844)              (18,171)
Purchases of office properties and equipment, net . . . . . . . . . .            (103)                  (58)
                                                                            ---------             ---------
Net cash used in investing activities . . . . . . . . . . . . . . . .          (3,513)              (10,409)
                                                                            ---------             ---------

FINANCING ACTIVITIES
Net increase (decrease) in deposits . . . . . . . . . . . . . . . . .            (307)               18,292
Proceeds from long-term notes payable to Federal Home Loan Bank . . .           6,500                10,000
Net decrease in short-term notes payable to Federal Home Loan Bank  .               -               (15,800)
Net decrease in securities sold under agreements to repurchase  . . .               -                (4,862)
Net increase in advance payments by borrowers for
  taxes and insurance . . . . . . . . . . . . . . . . . . . . . . . .           1,522                 1,947
                                                                            ---------             ---------
Net cash provided by financing activities . . . . . . . . . . . . . .           7,715                 9,577
                                                                            ---------             ---------
Increase in cash and cash equivalents . . . . . . . . . . . . . . . .           5,470                   538
Cash and cash equivalents at beginning of period  . . . . . . . . . .           8,755                 4,825
                                                                            ---------             ---------
Cash and cash equivalents at end of period  . . . . . . . . . . . . .       $  14,225             $   5,363
                                                                            =========             =========


    See accompanying Notes to Consolidated Financial Statements (unaudited)

                     HALLMARK CAPITAL CORP. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                      THREE MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                               --------------------------------
                                                                                     1997             1996
                                                                                --------------    ------------
                                                                                         (IN THOUSANDS)
Supplemental disclosures of cash flow information:

Interest paid (including amounts credited to deposit accounts)  . . . . .           $5,426           $4,665

Income taxes paid   . . . . . . . . . . . . . . . . . . . . . . . . . . .             $412             $367


Non-cash transactions:

Loans transferred to foreclosed properties  . . . . . . . . . . . . . . .             $255              $24




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

The results of operations and other data for the three months ended September 30, 1997 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 1998.

The unaudited consolidated financial statements include the accounts of Hallmark Capital Corp. (the "Company") and its wholly-owned subsidiary, West Allis Savings Bank and subsidiaries (the "Bank") as of and for the three months ended September 30, 1997. All material intercompany accounts and transactions have been eliminated in consolidation.

(2)  EARNINGS PER SHARE

Earnings per share of common stock for the three months ended September 30, 1997 have been computed by dividing net income for the period by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Stock options are regarded as common stock equivalents and are therefore considered in per share calculations. Common stock equivalents are computed using the treasury stock method. The computation of earnings per share is as follows:

For the Three Months Ended September 30, 1997                         Primary       Fully Diluted
---------------------------------------------                       -----------     -------------
         Weighted average common shares outstanding . . .           1,442,950        1,442,950
         Ungranted restricted stock . . . . . . . . . . .              (9,231)          (9,231)
         Uncommitted ESOP shares  . . . . . . . . . . . .             (76,021)         (76,021)
         Common stock equivalents due to
            dilutive effect of stock options  . . . . . .             107,062          113,571
                                                                   ----------       ----------

         Total weighted average common shares
            and equivalents outstanding . . . . . . . . .           1,464,760        1,471,269
                                                                   ==========       ==========
            Net income for period . . . . . . . . . . . .          $  645,000       $  645,000
            Earnings per share  . . . . . . . . . . . . .               $0.44           $0.44
                                                                   ==========       ==========

Pro-forma earnings per share for the three months ended September 30, 1997 showing the effects of the adoption of FASB 128 is as follows:

For the Three Months Ended September 30, 1997                          Basic           Diluted
---------------------------------------------                          -----           -------
         Weighted average common shares outstanding . . .           1,442,950        1,442,950
         Ungranted restricted stock . . . . . . . . . . .              (9,231)          (9,231)
         Uncommitted ESOP shares  . . . . . . . . . . . .             (76,021)         (76,021)
         Common stock equivalents due to
            dilutive effect of stock options  . . . . . .                   -          107,062
                                                                   ----------       ----------

         Total weighted average common shares
            and equivalents outstanding . . . . . . . . .           1,357,698        1,464,760
                                                                   ==========       ==========
            Net income for period . . . . . . . . . . . .          $  645,000       $  645,000
            Earnings per share  . . . . . . . . . . . . .               $0.48            $0.44
                                                                   ==========       ==========

(3)  COMMITMENTS AND CONTINGENCIES

Commitments to originate mortgage loans of $1.4 million at September 30, 1997 represent amounts which the Bank expects to fund during the quarter ending December 31, 1997. There were no commitments to sell fixed-rate mortgage loans at September 30, 1997. The Bank had unissued credit under existing home equity line-of-credit loans and credit card lines of $14.8 million and $8.4 million, respectively, as of September 30, 1997. Also, the Bank had unused credit under existing commercial line-of-credit loans of $9.6 million at September 30, 1997. The Bank had no commitments to purchase adjustable-rate or fixed-rate mortgage-backed and related securities as of September 30, 1997.

(4)  REGULATORY CAPITAL ANALYSIS

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of September 30, 1997, that the Bank meets all capital adequacy requirements to which it is subject.

As of September 30, 1997, the Bank is well capitalized as defined by regulatory standards. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank's category.

The Bank's actual capital amounts and ratios are presented in the tables below.


                                                                                                     TO BE WELL CAPITALIZED
                                                                                FOR CAPITAL          UNDER PROMPT CORRECTIVE
                                                             ACTUAL           ADEQUACY PURPOSES         ACTION PROVISIONS
                                                         ---------------     -------------------  ----------------------------
                                                         AMOUNT    RATIO      AMOUNT     RATIO        AMOUNT        RATIO
                                                         ------    -----     --------  ---------  ----------------------------
                                                                              (DOLLARS IN THOUSANDS)
As of September 30, 1997:
  Tier I Capital Leverage (to Average Assets):
    Consolidated  . . . . . . . . . . . . . . . . . .     $30,626    7.36%      $12,478      3.00%       $20,796        5.00%
    West Allis Savings Bank   . . . . . . . . . . . .      27,397    6.59        12,465      3.00         20,774        5.00
  Tier I Capital (to Risk-Weighted Assets):
    Consolidated  . . . . . . . . . . . . . . . . . .      30,626   13.21         9,272      4.00         13,909        6.00
    West Allis Savings Bank   . . . . . . . . . . . .      27,397   11.82         9,270      4.00         13,904        6.00
  Total Capital (to Risk-Weighted Assets):
    Consolidated  . . . . . . . . . . . . . . . . . .      31,645   13.65        18,545      8.00         23,181       10.00
    West Allis Savings Bank   . . . . . . . . . . . .      29,294   12.64        18,539      8.00         23,174       10.00

As a state-charted savings bank, the Bank is also subject to a minimum regulatory capital requirement of the State of Wisconsin. At September 30, 1997, on a fully-phased-in basis of 6.0%, the Bank had actual capital of $29,223,000 with a required amount of $25,250,000, for excess capital of $3,973,000.

(5)  LOANS RECEIVABLE

Loans receivable are summarized as follows:

                                                         SEPTEMBER 30,              JUNE 30,
                                                             1997                    1997
                                                     --------------------    --------------------
                                                                        (IN THOUSANDS)
                                                                                                     Increase
                                                       Amount    Percent        Amount   Percent    (Decrease)
                                                       ------    -------        ------   -------    ----------
Real estate mortgage loans:
    Residential one-to-four family  . . . . . . .    $164,796      55.9%      $167,511     58.6%      $ (2,735)
    Home Equity . . . . . . . . . . . . . . . . .      26,576       8.7%        25,297      8.8%         1,279
    Residential multi-family  . . . . . . . . . .      32,076      10.8%        27,616      9.7%         4,460
    Commercial real estate  . . . . . . . . . . .      24,212       8.2%        21,693      7.6%         2,519
    Residential construction  . . . . . . . . . .      24,498       8.8%        27,003      9.4%          (962)
    Other construction and land . . . . . . . . .      12,817       4.3%         7,385      2.6%         5,431
                                                     --------    -------      --------    ------      --------
         Total real estate mortgage loans . . . .     284,975      96.7%       276,505     96.7%         9,992

Consumer-related loans:
     Automobile . . . . . . . . . . . . . . . . .       1,083       0.4%         1,195      0.4%          (112)
    Credit card . . . . . . . . . . . . . . . . .       2,709       0.9%         2,730      1.0%           (21)
    Other consumer loans  . . . . . . . . . . . .       1,833       0.6%         1,950      0.7%          (117)
                                                     --------    -------      --------    ------      --------
         Total consumer-related loans . . . . . .       5,626       1.9%         5,875      2.1%          (250)
                                                     --------    -------      --------    ------      --------

Commercial loans  . . . . . . . . . . . . . . . .       4,319       1.4%         3,471      1.2%           868
                                                     --------   --------      --------    ------      --------
         Gross loans  . . . . . . . . . . . . . .     294,920     100.0%       285,851    100.0%      $ 10,610

Accrued interest receivable . . . . . . . . . . .       1,771                    1,694

Less:
    Undisbursed portion of loan proceeds  . . . .     (12,488)                 (11,998)
    Deferred loan fees  . . . . . . . . . . . . .        (304)                    (197)
    Unearned interest . . . . . . . . . . . . . .          (8)                     (32)
    Allowances for loan losses  . . . . . . . . .
                                                       (1,897)                  (1,762)
                                                     --------                 --------
                                                     $281,994                 $273,556
                                                     ========                 ========


Loans serviced for investors totaled $31.0 million and $30.0 million at September 30, 1997 and June 30, 1997, respectively.

(6)  NOTES PAYABLE AND OTHER BORROWINGS

Notes payable and other borrowings are summarized as follows (dollars in thousands):

                                  SEPTEMBER 30, 1997                          JUNE 30, 1997
                            -------------------------------------         -------------------------
                                                      WEIGHTED                             WEIGHTED
                                                       AVERAGE                             AVERAGE
                            MATURITY      AMOUNT        RATE                 AMOUNT          RATE
                            --------      ------        ----                 ------          ----
Advances from
  Federal Home Loan Bank     1997        $15,000         5.74%              $15,000         5.77%
                             1998         33,000         5.57%               33,000         5.57
                             1999         20,000         6.65                20,000         6.65
                             2000         13,012         6.45                13,012         6.45
                             2001          3,000         5.91                 3,000         5.91
                             2002          5,000         6.43                 5,000         6.43
                             2003          3,061         5.60                 3,061         5.60
                             2007          6,500         6.52                     -            -
                                         -------                            -------
                                         $98,573         6.05%              $92,073         6.02%
                                         =======         =====              =======         =====
Securities sold under
  agreements to repurchase   1996        $     -         0.00%              $     -         0.00%
                                         =======                            =======


FHLB advances totaled $98.6 million or 100.0% and $92.1 million or 100.0% of total borrowings at September 30, 1997 and June 30, 1997, respectively. The Company is required to maintain as collateral unencumbered one-to-four family mortgage loans in its portfolio such that the outstanding balance of FHLB advances does not exceed 60% of the book value of this collateral. The Company had delivered mortgage-backed securities with a carrying value of $18.6 million and $19.7 million at September 30, 1997 and June 30, 1997, respectively. In addition, all FHLB advances are collateralized by all Federal Home Loan Bank stock and are subject to prepayment penalties. The Company's unused advance line with the Federal Home Loan Bank was $15.6 million at September 30, 1997. Variable rate term borrowings consist of $7.0 million tied to the one-month LIBOR, and $3.0 million tied to the six-month LIBOR index.

The Company enters into sales of mortgage-backed securities with agreements to repurchase identical securities (reverse repurchase agreements) and substantially identical securities (dollar reverse repurchase agreements). These transactions are treated as financings with the obligations to repurchase securities reflected as a liability. The dollar amount of securities underlying the agreements remains in the asset accounts. The securities underlying the agreements are delivered to the counterparty's account. There were no liabilities recorded under agreements to repurchase identical and substantially identical securities at September 30, 1997 and June 30, 1997.

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

Starting in the latter half of fiscal 1996 and continuing in fiscal 1997, the Company implemented the second stage of its post-Conversion plan in order to continue to increase net income, earnings per share, ROAE and ROAA. This strategy involved shifting the focus from asset growth to asset portfolio diversification, while maintaining prudent capital and liquidity levels. This was, and continues to be, achieved by altering the composition of its loan portfolio and the securities originated, purchased, sold and held in the total asset portfolio. In particular, the Company focused and will focus on originating and purchasing higher-yielding multi-family, commercial real estate and commercial business loans secured by properties or assets located within the Company's primary lending area, which will either replace or supplement the lower-yielding one-to-four family mortgage loans and principal run-off from the mortgage securities portfolio. The Company also evaluates opportunities to purchase multi-family and commercial real estate loans or participation interests in such loans secured by properties located outside the Company's primary lending area. In fiscal 1997, the Company purchased an aggregate of $5.4 million, or 1.9% of gross loans at June 30, 1997, of loans and participation interests in loans originated by other lenders and secured by properties located outside of the Company's primary lending area. These loans and participation interests consisted primarily of commercial real estate and commercial real estate construction loans. In the second half of fiscal 1997, the Company also expanded its opportunities to originate higher-yielding loans by establishing a new commercial lending division which offers commercial/industrial real estate term loans, equipment leasing, inventory/equipment/receivables financing, lines of credit, letters of credit and SBA loan programs. Asset portfolio diversification in fiscal 1997 was funded through principal repayment cash flows from existing assets, wholesale brokered and non-brokered deposits, retail deposits and FHLB advances.

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

The Company's primary sources of funds are retail and wholesale brokered and non-brokered deposits, proceeds from principal and interest payments on loans, principal and interest payments on mortgage-backed and related securities and FHLB-Chicago advances. Alternative funding sources are evaluated and utilized based upon factors such as interest rates, availability, maturity, administrative costs and retention capability. Although maturity and scheduled amortization of loans are predicable sources of funds, deposit flows, mortgage prepayments and prepayments on mortgage-backed and related securities are influenced significantly by general interest rates, economic conditions and competition. Mortgage loans and mortgage securities prepayments accelerated during the fiscal year ended June 30, 1994 as interest rates decreased, declined during fiscal 1995 as interest rates increased, and increased during fiscal 1996 as interest rates declined for the first half of the fiscal year before increasing in the last half of the fiscal year. Interest rates declined during the first half of fiscal 1997, and began to increase again at the end of fiscal 1997.

The primary investing activity of the Company is the origination and purchase of loans and the purchase of mortgage-backed and related securities. For the three months ended September 30, 1997, the Company originated and purchased loans totaling $26.8 million and $2.6 million, respectively, as compared to the three months ended September 30, 1996 when originated and purchased loans totaled $24.0 million and $6.4 million, respectively. Purchases of mortgage-backed and related securities held-to-maturity for the three months ended September 30, 1997 totaled $352,000. There were no purchases of investment securities held-to-maturity for the three months ended September 30, 1997. For the three months ended September 30, 1997 and 1996, these activities were funded primarily by principal repayments on loans of $27.8 million and $14.3 million, respectively; principal repayments on mortgage-backed and related securities of $4.6 million and $6.4 million, respectively; proceeds from the sale of mortgage loans of $3.0 million and $560,000, respectively; net increase in deposits of $18.3 million during the 1996 period; and net proceeds from notes payable to the FHLB-Chicago of $6.5 million during the 1997 period. Purchases of securities available-for-sale totaled $5.8 million and sales were $7.0 million for the three months ended September 30, 1997, compared to purchases of $1.0 million and sales of $1.5 million for the three months ended September 30, 1996.

The Company is required to maintain minimum levels of liquid assets under the regulations of the Wisconsin Department of Financial Institutions, Division of Savings and Loan for state-chartered stock savings banks. Savings banks are required to maintain an average daily balance of liquid assets (including cash, certain time deposits, certain bankers acceptances, certain corporate debt securities, securities of certain mutual funds and specified United States government, state or federal agency obligations) of not less than 8.0%. The Company's liquidity ratio was 22.13% at September 30, 1997. The Company adjusts its liquidity levels to meet various funding needs and to meet its asset and liability management objectives.

The Company's most liquid assets are cash and cash equivalents, which include investments in highly-liquid, short-term investments. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. At September 30, 1997 and June 30, 1997, cash and cash equivalents were $14.2 million and $8.9 million, respectively.

During the three months ended September 30, 1997, the Company continued to find wholesale brokered and non-brokered deposits to be an efficient source and a cost-effective method, relative to local retail market deposits, of meeting the Bank's funding needs. During the three months ended September 30, 1997, pricing of wholesale brokered deposits ranged from 20 to 40 basis points above comparable term U.S. Treasury securities. At September 30, 1997, the average rate of the wholesale brokered deposits accepted by the Company was 6.13% compared to an average rate paid for retail certificates of deposit of 5.85%. During the three months ended September 30, 1997, management believed that the costs, overhead and interest expense of achieving comparable retail deposit growth would have exceeded the costs related to the use of wholesale brokered deposits as a funding source.
However, management recognizes that the likelihood for retention of brokered certificates of deposit is more a function of the rates paid on such accounts as compared to retail deposits which may be established due to Bank location or other intangible reasons. The Company's overall cost of funds has increased in recent years due primarily to a much greater percentage of the deposits being in certificates, both wholesale brokered and retail, as opposed to passbooks, money market accounts and checking accounts. At September 30, 1997, retail and wholesale certificates of deposit totaled $89.9 million and $135.7 million, respectively. Management believes that a significant portion of its retail deposits will remain with the Company and, in the case of wholesale brokered deposits, may be replaced with similar type accounts even should the level of interest rates change.* However, in the event of a significant increase in market interest rates, the cost of obtaining replacement wholesale deposits and FHLB advances would increase as well.

The Bank's Board of Directors has set a maximum limitation of total borrowings equal to 32% of total assets. This internal limit is 3% below the allowable borrowing limit (for all borrowings including FHLB advances and reverse repurchase agreements) of 35% of total assets established by the FHLB-Chicago. At September 30, 1997, FHLB advances totaled $98.6 million or 23.5% of the Bank's total assets and there were no other borrowings. At September 30, 1997, the Bank had unused borrowing authority under the borrowing limitations established by the Board of Directors of $35.5 million and $48.1 million under the FHLB total asset limitation. The Bank intends to fund asset portfolio diversification in fiscal 1998 through modest increases in FHLB advances, and to maintain the 3% excess borrowing capacity with the FHLB as a contingent source of funds to meet liquidity needs as deemed necessary by the Board of Directors of the Bank.

Liquidity management for the Company is both an ongoing and long-term function of the Company's asset/liability management strategy. Excess funds generally are invested in short-term investments such as federal funds or overnight deposits at the FHLB-Chicago. Whenever the Company requires funds beyond its ability to generate them internally, additional sources of funds usually are available and obtainable from the wholesale brokered and non-brokered market as well as the unused credit line from the FHLB-Chicago, and funds also may be available through reverse repurchase agreements wherein the Company pledges investment, mortgage-backed or related securities. The Company maintains a $15.0 million contingent backup credit facility with a major correspondent bank to replace a portion of its interest rate sensitive liabilities, such as borrowings and wholesale brokered and non-brokered deposits should such funding sources become difficult or impracticable to obtain or retain due to a changing interest rate environment. The Company also has a federal funds open line of credit in the amount of $10.0 million with a correspondent bank which does not require the direct pledging of any assets. In addition, the Company maintains a relatively high level of liquid assets such as investment securities and mortgage-backed and related securities available-for-sale in order to ensure sufficient sources of funds are available to meet the Company's liquidity needs.

Commitments to originate mortgage loans of $1.4 million at September 30, 1997 represent amounts which the Bank expects to fund during the quarter ending December 31, 1997. There were no commitments to sell fixed-rate mortgage loans at September 30, 1997. The Bank had unissued credit under existing home equity line-of-credit loans and credit card lines of $14.8 million and $8.4 million, respectively, as of September 30, 1997. Also, the Bank had unused credit under existing commercial line-of-credit loans of $9.6 million at September 30, 1997. The Bank had no commitments to purchase adjustable-rate or fixed-rate mortgage-backed and related securities as of September 30, 1997. The Company anticipates it will have sufficient funds available to meet its current loan commitments, including loan applications received and in process to the issuance of firm commitments. Certificates of deposit scheduled to mature in one year or less at September 30, 1997 totaled $147.6 million.

CHANGE IN FINANCIAL CONDITION

Total assets increased $8.7 million, or 2.1%, from $409.8 million at June 30, 1997 to $418.5 million at September 30, 1997. This increase is primarily reflected in an increase in loans receivable and interest-bearing deposits, funded primarily by an increase in FHLB-Chicago advances and decreases in securities available-for-sale and mortgage-backed and related securities.

Cash and cash equivalents were $14.2 million and $8.8 million at September 30, 1997 and June 30, 1997, respectively. The increase in cash and cash equivalents was due to management's decision to increase such assets to have funding available for unused loan commitments.

Securities available-for-sale decreased to $27.6 million at September 30, 1997 compared to $29.5 million at June 30, 1997. Mortgage-backed and related securities held-to-maturity decreased to $82.2 million at September 30, 1997 compared to $85.4 million at JuneE30, 1997. The decrease in securities available-for-sale and mortgage-backed and related securities was the result of management's decision to use proceeds from the sale of such securities and principal repayments to fund growth in loans receivable.

Loans receivable increased to $282.0 million at September 30, 1997 compared to $273.6 million at JuneE30, 1997. The increase at September 30, 1997 compared to June 30, 1997 is primarily the result of management's decision to retain its ARM, intermediate-term (15 year) and long-term (30 year) fixed-rate loans originated and purchased for the Company's portfolio, as such loans carried higher yields than comparable mortgage-backed and related securities during the three months ended September 30, 1997. Total mortgage loans originated and purchased amounted to $24.3 million ($2.6 million of which were purchased mortgage loans) and $24.7 million ($6.4 million of which were purchased mortgage loans) for the three months ended September 30, 1997 and 1996, respectively, while sales of fixed-rate mortgage loans totaled $3.0 million and $560,000 for the three months ended September 30, 1997 and 1996, respectively. Total commercial real estate mortgage loans originated and purchased totaled $2.9 million and $550,000 for the three months ended September 30, 1997 and 1996, respectively.

Deposits decreased $0.3 million to $281.2 million at September 30, 1997 from $281.5 million at June 30, 1997. The decrease in deposits was primarily due to the Company's use of FHLB advances during the three months ended September 30, 1997. Brokered certificates of deposit totaled $90.8 million at September 30, 1997, representing 32.2% of total deposits as compared to $92.2 million, or 32.8% of total deposits, at June 30, 1997. Non-brokered wholesale deposits totaled $44.9 million at SeptemberE30, 1997, representing 16.0% of total deposits as compared to $48.8 million, or 17.3% of total deposits at June 30, 1997. Deposits are the Company's primary source of externally generated funds. The level of deposits is heavily influenced by such factors as the general level of short- and long-term interest rates as well as alternative yields that investors may obtain on competing investment securities such as money market mutual funds.

FHLB-Chicago advances increased to $98.6 million at September 30, 1997 compared to $92.1 million at June 30, 1997. At September 30 and June 30, 1997, the Company had no funds borrowed under reverse repurchase agreements. The Company has used FHLB-Chicago advances and securities sold under agreements to repurchase as a funding source due to attractive rates offered on advances in relation to deposit funds obtainable in the Company's local market.

ASSET/LIABILITY MANAGEMENT

The Company closely monitors interest rate risk in an attempt to manage the extent to which net interest income is significantly affected by changes in market interest rates. In managing the Company's interest rate risk during the three months ended September 30, 1997, the Company primarily utilized FHLB-advances to fund increases in the Company's interest-bearing assets due primarily to the attractive rates offered on long-term FHLB advances. At September 30, 1997, the Company's estimated cumulative one-year gap between assets and liabilities was a negative 4.7% of total assets as compared to a negative 4.3% at June 30, 1997. For the three months ended September 30, 1997, the Company managed its interest rate risk to maintain the level of its one-year negative gap position primarily by matching the maturity of the Company's liabilities, primarily through the use of FHLB advances. During periods of rising interest rates, a positive interest rate sensitivity gap would tend to positively affect net interest income, while a negative interest rate sensitivity gap would adversely affect net income.

Although the opposite effect on net income would occur in periods of falling interest rates, the Company could experience substantial prepayments of its fixed rate mortgage loans and mortgage-backed and related securities, which would result in the reinvestment of such proceeds at market rates which are lower than current rates.*

ASSET/LIABILITY MANAGEMENT SCHEDULE

The following table sets forth at September 30, 1997 the amounts of interest-earning assets and interest-bearing liabilities maturing or repricing within the time periods indicated, based on the information and assumptions set forth in the notes thereto.

                                                                                  AMOUNT MATURING OR REPRICING
                                                                  -----------------------------------------------------------------
                                                                                       MORE THAN  MORE THAN
                                                                  WITHIN     FOUR TO   ONE YEAR   THREE YEARS
                                                                  THREE      TWELVE    TO THREE    TO FIVE    OVER FIVE
                                                                  MONTHS     MONTHS     YEARS       YEARS       YEARS      TOTAL
                                                                  ------     ------     -----       -----       -----      -----
                                                                                   (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS(1):
Mortgage loans(2):
     Fixed rate . . . . . . . . . . . . . . . . . . . . . . . .   $  3,730 $  10,673  $  25,130     $20,877    $53,540   $113,950
     Adjustable rate  . . . . . . . . . . . . . . . . . . . . .     38,065    48,572     69,151         772          -    156,560
Consumer loans (2)  . . . . . . . . . . . . . . . . . . . . . .        385     3,594      1,020         355        117      5,471
Commercial loans (2)  . . . . . . . . . . . . . . . . . . . . .      1,232       375        916         826        895      4,244
Mortgage-backed and related securities:
     Fixed rate and securities available-for-sale . . . . . . .      1,370     3,902      8,017       3,960      4,152     21,401
     Adjustable rate  . . . . . . . . . . . . . . . . . . . . .     49,808    20,248          -           -          -     70,056
Investment securities and
  securities available-for-sale   . . . . . . . . . . . . . . .     16,721       727      4,353      12,882        832     35,515
                                                                  -------- ---------  ---------     -------    -------   --------
     Total interest-earning assets  . . . . . . . . . . . . . .   $111,311 $  88,091  $ 108,587     $39,672    $59,536   $407,197
                                                                  ======== =========  =========     =======    =======   ========
INTEREST-BEARING LIABILITIES:
Deposits(3):
     NOW accounts . . . . . . . . . . . . . . . . . . . . . . .   $    194 $     582  $     924     $   453    $   435   $  2,588
     Money market deposit accounts  . . . . . . . . . . . . . .      3,567    10,702      7,991       1,279        243     23,782
     Passbook savings accounts  . . . . . . . . . . . . . . . .      1,617     4,851      7,697       3,771      3,623     21,559
     Certificates of deposit  . . . . . . . . . . . . . . . . .     38,994   108,627     75,562       2,269        110    225,562
     Escrow deposits  . . . . . . . . . . . . . . . . . . . . .      5,007        --          -           -          -      5,007
Borrowings(4)
     FHLB advances and other borrowings . . . . . . . . . . . .     15,000    30,000     36,012       8,000      9,561     98,573
                                                                  -------- ---------  ---------     -------    -------   --------
     Total interest-bearing liabilities . . . . . . . . . . . .   $ 64,379 $ 154,762  $ 128,186     $15,772    $13,972   $377,071
                                                                  ======== =========  =========     =======    =======   ========
Excess (deficiency) of interest-earning assets over
  interest-bearing liabilities  . . . . . . . . . . . . . . . .   $ 46,932  ($66,671)  ($19,599)    $23,900    $45,564   $ 30,126
                                                                  ======== =========  =========     =======    =======   ========
Cumulative excess (deficiency) of interest-earning
  assets over interest-bearing liabilities  . . . . . . . . . .   $ 46,932  ($19,739)  ($39,338)   ($15,438)   $30,126   $ 30,126
                                                                  ======== =========  =========     =======    =======   ========
Cumulative excess (deficiency) of interest-earning
  assets over interest-bearing liabilities
  as a percent of total assets  . . . . . . . . . . . . . . . .       11.2%     (4.7)%     (9.4)%      (3.7)%      7.2%       7.2%
                                                                      ====      ====       ====        ====        ===        ===

-----------------------

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

(2) Balances have been reduced for undisbursed loan proceeds, unearned credit insurance premiums, deferred loan fees, purchased loan discounts and the allowance for loan losses, which aggregated $14.7 million at September 30, 1997.

(3) Although the Company's negotiable order of withdrawal ("NOW") accounts, passbook savings accounts and money market deposit accounts generally are subject to immediate withdrawal, management considers a certain historical amount of such accounts to be core deposits having significantly longer effective maturities and times to repricing based on the Company's historical retention of such deposits in changing interest rate environments. NOW accounts, passbook savings accounts and money market deposit accounts are assumed to be withdrawn at annual rates of 30%, 30% and 60%, respectively, of the declining balance of such accounts during the period shown. The withdrawal rates used are higher than the Company's historical rates but are considered by management to be more indicative of expected withdrawal rates currently. If all of the Company's NOW accounts, passbook savings accounts and money market deposit accounts had been assumed to be subject to repricing within one year, the one-year cumulative deficiency of interest-earning assets over interest-bearing liabilities would have been $46.2 million or 11.0% of total assets.

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

The following table sets forth information regarding the Bank's non-accrual loans and foreclosed properties at the dates indicated:

                                                                         THREE MONTHS ENDED
                                                         --------------------------------------------------
                                                         SEP 30    JUN 30     MAR 31      DEC 31     SEP 30
                                                          1997      1997       1997        1996       1996
                                                         ------    ------     ------    --------   --------
                                                                        (DOLLARS IN THOUSANDS)
Non-accrual mortgage loans  . . . . . . . . . . . .        $223      $572       $ 45        $ 33       $ 29
Non-accrual consumer loans  . . . . . . . . . . . .          33        20         10          43        117
                                                           ----      ----       ----        ----       ----
Total non-accrual loans . . . . . . . . . . . . . .        $256      $592       $ 55        $ 76       $146
                                                           ====      ====       ====        ====       ====

Loans 90 days or more
  delinquent and still accruing . . . . . . . . . .          30        31         13           9         22
                                                           ----      ----       ----        ----       ----
Total non-performing loans  . . . . . . . . . . . .        $286      $623       $ 68        $ 85       $168
                                                           ====      ====       ====        ====       ====

Total foreclosed real estate net of
  related allowance for losses  . . . . . . . . . .         247        20          0          18         24
                                                           ----      ----       ----        ----       ----
Total non-performing assets . . . . . . . . . . . .        $533      $643       $ 68        $103       $192
                                                           ====      ====       ====        ====       ====

Non-performing loans to
  gross loans receivable  . . . . . . . . . . . . .       0.10%     0.22%      0.02%       0.02%      0.06%
                                                          =====     =====      =====       =====      =====

Non-performing assets to
  total assets  . . . . . . . . . . . . . . . . . .       0.13%     0.16%      0.02%       0.03%      0.05%
                                                          =====     =====      =====       =====      =====

ALLOWANCE FOR LOAN LOSSES

The following table sets forth an analysis of the Bank's allowance for loan losses:

                                                            THREE MONTHS           YEAR           THREE MONTHS
                                                               ENDED               ENDED              ENDED
                                                           SEPT. 30, 1997      JUNE 30, 1997     SEPT. 31, 1996
                                                           --------------      -------------     --------------
                                                                         (DOLLARS IN THOUSANDS)
         Balance at beginning of period . . . . . . . .       $  1,762         $  1,234          $    1,234
         Additions charged to operations:
           One- to four-family  . . . . . . . . . . . .              -              295                  31
           Multi-family and commercial real estate  . .            132              181                  91
           Consumer . . . . . . . . . . . . . . . . . .             33              114                  57
           Commercial . . . . . . . . . . . . . . . . .             35               60                   -
                                                              --------         --------          ----------
                                                                   200              650                 179

         Recoveries:
            One- to four-family . . . . . . . . . . . .              -                1                   1
            Consumer  . . . . . . . . . . . . . . . . .              6                5                   -
                                                              --------         --------          ----------
                                                                     6                6                   1

         Charge-offs:
            One- to four-family . . . . . . . . . . . .           (27)             (11)                   -
            Consumer  . . . . . . . . . . . . . . . . .           (44)            (117)                (40)
                                                              --------         --------          ----------
                                                                  (71)            (128)                (42)
                                                              --------         --------          ----------

         Net charge-offs  . . . . . . . . . . . . . . .           (65)            (122)                (39)
                                                              --------         --------          ----------

         Balance at end of period . . . . . . . . . . .       $  1,897         $  1,762          $    1,374
                                                              ========         ========          ==========

       Allowance for loan losses to
          non-performing loans at end
          of the period . . . . . . . . . . . . . . . .        697.54%          282.37%             817.86%
                                                               =======          =======             =======

       Allowance for loan losses to
          total loans at end of the period  . . . . . .          0.64%            0.62%               0.52%
                                                             =========        =========          ==========


The level of allowance for loan losses at September 30, 1997, reflects the continued low level of charged off and non-performing loans. Management believes that the allowance for loan losses is adequate as of September 30, 1997.

RESULTS OF OPERATIONS - COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

GENERAL

Net income for the three months ended September 30, 1997 increased to $645,000 from a loss of $57,000 for the comparable 1996 period. The increase in net income was primarily due to a one-time after-tax charge of $533,000 in the 1996 period to recapitalize the FDIC fund which insures deposits of savings associations. Net income for the 1996 period would have been $476,000 excluding the one-time FDIC assessment. Return on average equity increased to 8.57% for the three months ended September 30, 1997 from (0.84%) for the comparable 1996 period (or 7.00% excluding the effect of the one-time FDIC assessment). Return on average assets increased to 0.62% for the three months ended September 30, 1997 from (0.06%) for the comparable 1996 period (or 0.50% excluding the effect of the one-time FDIC assessment).

NET INTEREST INCOME

The following table presents certain information related to average interest-earning assets and liabilities, net interest rate spread and net interest margin:

                                                          FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                       -----------------------------------------------------------------------------
                                                          1 9 9 7                             1 9 9 6
                                               ------------------------------       ---------------------------------
                                                           INTEREST   AVERAGE                    INTEREST     AVERAGE
                                                AVERAGE     EARNED/   YIELD/        AVERAGE      EARNED/      YIELD/
                                                BALANCE      PAID      RATE         BALANCE        PAID        RATE
                                                -------      ----      ----         -------        ----        ----
                                                                     (DOLLARS IN THOUSANDS)
ASSETS:
Interest-earning assets:
  Mortgage loans  . . . . . . . . . . . . . .  $267,348    $ 5,560       8.32%      $ 226,049     $4,491       7.95%
  Consumer loans  . . . . . . . . . . . . . .     5,591        193      13.81           6,170        200      12.97
  Commercial loans  . . . . . . . . . . . . .
                                                  4,440        106       9.55               -          -          -
                                              ---------    -------                  ---------     ------
    Total loans   . . . . . . . . . . . . . .   277,379      5,859       8.45         232,219      4,691       8.08
  Securities held-to-maturity:
    Mortgage-backed securities  . . . . . . .    44,938        810       7.21          54,065        932       6.90
    Mortgage related securities . . . . . . .    38,868        665       6.84          41,203        689       6.69
                                              ---------    -------                  ---------     ------
      Total mortgage-backed
       and related securities . . . . . . . .    83,806      1,475       7.04          95,268      1,621       6.81
  Investment and other securities . . . . . .     9,565        153       6.40           4,266         65       6.09
  Securities available-for-sale . . . . . . .    27,094        427       6.30          35,327        601       6.80
  Federal Home Loan Bank stock  . . . . . . .     5,279         90       6.82           5,119         87       6.80
                                              ---------    -------                  ---------     ------
    Total interest-earning assets . . . . . .   403,123      8,004       7.94         372,199      7,065       7.59
Non-interest earning assets . . . . . . . . .    11,807                                 9,315
                                              ---------                             ---------
    Total assets  . . . . . . . . . . . . . . $ 414,930                             $ 381,514
                                              =========                             =========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
  NOW accounts  . . . . . . . . . . . . . . .   $ 2,588         11       1.70%       $  2,299         10       1.74%
  Money market deposit accounts . . . . . . .    21,775        282       5.18           9,670        121       5.01
  Passbook accounts . . . . . . . . . . . . .    21,592        162       3.00          24,109        192       3.19
  Certificates of deposit . . . . . . . . . .   226,978      3,450       6.08         194,069      2,805       5.78
                                              ---------    -------                  ---------     ------
    Total deposits  . . . . . . . . . . . . .   272,933      3,905       5.73         230,147      3,128       5.44
Advance payments by borrowers
  for taxes and insurance . . . . . . . . . .     4,279         29       2.71           4,556         31       2.72
Borrowings  . . . . . . . . . . . . . . . . .    96,948      1,500       6.19         109,579      1,622       5.92
                                              ---------    -------                  ---------     ------
    Total interest-bearing liabilities          374,160      5,434       5.81         344,282      4,781       5.55
Non-interest bearing deposits
  and liabilities . . . . . . . . . . . . . .    10,659                                10,050
Shareholders' equity  . . . . . . . . . . . .    30,111                                27,182
                                              ---------                             ---------
    Total liabilities and
      shareholders' equity  . . . . . . . . .  $414,930                             $ 381,514
                                              =========                             =========
Net interest income/interest rate spread. . .              $ 2,570       2.13%                    $2,284       2.04%
                                                           =======       ====                     ======       ====
Net earning assets/net interest margin. . . .   $28,963                  2.55%      $  27,917                  2.45%
                                              =========                  ====       =========                  ====

Net interest income before provision for losses on loans increased $286,000 or 12.5% to $2.6 million for the three months ended September 30, 1997 from $2.3 million for the comparable 1996 period. Interest income increased $939,000 for the three months ended September 30, 1997, partially offset by an increase in interest expense of $653,000. The level of net interest income primarily reflects an 8.3% increase in average interest-earning assets to $403.1 million for the three months ended September 30, 1997 from $372.2 million for the comparable 1996 period, a 3.7% increase in the excess of the Company's average interest-earning assets over average interest-bearing liabilities to $29.0 million for the three months ended September 30, 1997 from $27.9 million for the comparable 1996 period, and an increase in interest rate spread to 2.13% for the three months ended September 30, 1997 from 2.04% for the comparable 1996 period. The increase in interest rate spread was primarily due to the increased proportion of interest earning assets invested in loans which carry higher yields than investment securities and mortgage-backed and related securities.

INTEREST INCOME

Interest income increased 13.3% to $8.0 million for the three months ended September 30, 1997 from $7.1 million for the comparable 1996 period. The increase in interest income was the result of an increase in average interest-earning assets of 8.3% to $403.1 million for the three months ended September 30, 1997 from $372.2 million for the comparable 1996 period and an increase of 35 basis points in the yield on interest-earning assets to 7.94% for the three months ended September 30, 1997 from 7.59% for the comparable 1996 period. Interest income on loans increased 24.9% to $5.9 million for the three months ended September 30, 1997 from $4.7 million for the comparable 1996 period. The increase was the result of a rise in the Company's average gross loans of 19.4% to $277.4 million for the three months ended September 30, 1997 from $232.2 million for the comparable 1996 period, and an increase in average yield to 8.45% for the three months ended September 30, 1997 from 8.08% for the comparable 1996 period. Gross loans increased primarily as a result of the Company retaining substantially all of its adjustable and fixed rate loan originations and purchasing more loans in the secondary market. The increase in yield is attributable to the upward adjustment in rate on existing adjustable-rate loans and to the higher yields paid on the multi-family and commercial components of the loan portfolio. At September 30, 1997 the multifamily and commercial components of the Company's loan portfolio totaled $70.8 million, or 23.9% of the total loan portfolio, compared to $47.9 million, or 18.0% of the total loan portfolio at September 30, 1996. Interest income on mortgage-backed securities decreased 13.1% to $810,000 for the three months ended September 30, 1997 from $932,000 for the comparable 1996 period. The decrease was primarily due to a decrease in average balances to $44.9 million for the three months ended September 30, 1997 from $54.1 million for the comparable 1996 period, partially offset by an increase in average yield to 7.21% for the 1997 period from 6.90% for the 1996 period. The increase in average yield on mortgage-backed securities was primarily due to the adjustment in the adjustable rate securities portion of this portfolio which were not fully indexed when purchased and to the higher yields paid on the private-issue portion of the mortgage-backed securities portfolio. Interest income on mortgage-related securities decreased 3.5% to $665,000 for the three months ended September 30, 1997 from $689,000 for the comparable 1996 period. The decrease was primarily due to a decrease in average balances to $38.9 million for the three months ended September 30, 1997 from $41.2 million for the comparable 1996 period, partially offset by a increase in average yield to 6.84% for the three months ended September 30, 1997 from 6.69% for the comparable 1996 period. The increase in average yield on mortgage-related securities was primarily due to the upward adjustment in rate on the adjustable rate securities of this portfolio and the decreased amount of fixed rate mortgage-related securities at lower interest rates during the three months ended September 30, 1997. The decline in average balances of mortgage-backed and related securities is due to management's decision to increase the loans receivable portfolio. Interest income on investment securities and securities available-for-sale decreased 12.9% to $580,000 for the three months ended September 30, 1997 from $666,000 for the comparable 1996 period. The decrease was primarily due to a decrease in average balances to $36.7 million for the three months ended September 30, 1997 from $39.6 million for the comparable 1996 period, and a decrease in average yield to 6.33% for the 1997 period from 6.73% for the comparable 1996 period. The lower average yield was primarily attributable to the decreased balances of investment and other securities invested at lower short-term interest rates that existed during the 1997 period as compared to the 1996 period.

INTEREST EXPENSE

Interest expense increased 13.7% to $5.4 million for the three months ended September 30, 1997 from $4.8 million for the comparable 1996 period. The increase was the result of an 8.7% increase in the average amount of interest-bearing liabilities to $374.2 million for the three months ended SeptemberE30, 1997 compared to $344.3 million for the comparable 1996 period and an increase in the average rate paid on interest-bearing liabilities to 5.81% for the 1997 period from 5.55% for the 1996 period. The increased balances of certificates of deposit (including brokered deposits), money market deposit accounts and borrowings at higher average interest rates was the primary reason for the increase in the average rate paid on the interest-bearing liabilities for the three months ended September 30, 1997 as compared to the comparable 1996 period. Interest expense on deposits increased 24.8% to $3.9 million for the three months ended September 30, 1997 from $3.1 million for the comparable 1996 period. The increase was the result of an increase in average balances of 18.6% to $272.9 million for the three months ended September 30, 1997 from $230.1 million for the comparable 1996 period, and an increase in the average rate paid to 5.73% for the 1997 period from 5.44% for the 1996 period. The increase in deposits was primarily due to an increase of 17.0% in certificates of deposit (including brokered deposits) to $227.0 million for the three months ended September 30, 1997 from $194.1 million for the comparable 1996 period and the increase in average rate paid was primarily due to an increase in the average rate paid on certificates of deposit (including brokered deposits) to 6.08% for the 1997 period from 5.78% for the 1996 period. Money market deposit accounts increased 125.2% to $21.8 million for the three months ended September 30, 1997 from $9.7 million for the comparable 1996 period, and the average rate paid increased to 5.18% for the 1997 period from 5.01% for the 1996 period. Money market deposit accounts increased primarily due to aggressive marketing and a competitive rate offered during the three months ended September 30, 1997. NOW accounts increased 12.6% to $2.6 million for the three months ended September 30, 1997 from $2.3 million for the comparable 1996 period, partially offset by a decrease in average rate paid to 1.70% for the 1997 period from 1.74% for the 1996 period. These increases were partially offset by an average balance decline of 10.4% in Passbook accounts to $21.6 million for the three months ended September 30, 1997 from $24.1 million for the comparable 1996 period. The Company's increase in certificates of deposit was the result of aggressive marketing and pricing and the use of brokered certificates of deposit. Of the $227.0 million in the average balance of certificates of deposit for the three months ended September 30, 1997, $91.1 million or 40.1% represented brokered certificates of deposit compared to $78.6 million or 40.5% for the 1996 period. The average rate paid on brokered certificates of deposit increased to 6.13% for the three months ended September 30, 1997 from 5.75% for the comparable 1996 period. The increase was primarily due to management's decision to lengthen the maturities of such deposits during the 1997 period. Interest on borrowings (FHLB advances and reverse repurchase agreements) decreased 7.5% to $1.5 million for the months ended September 30, 1997 from $1.6 million for the comparable 1996 period. The decrease was primarily due to the decline in average balances of FHLB advances and reverse repurchase agreements of 11.5% to $96.9 million for the three months ended September 30, 1997 from $109.6 million for the comparable 1996 period, partially offset by an increase in the average rate paid to 6.19% for the 1997 period from 5.92% for the 1996 period.

PROVISION FOR LOSSES ON LOANS

The provision for losses on loans increased 8.7% to $200,000 for the three months ended SeptemberE30, 1997 from $184,000 for the comparable 1996 period. The level of allowance for losses on loans generally is determined by the Bank's historical loan loss experience, the condition and composition of the Bank's loan portfolio, and existing and anticipated general economic conditions. Management anticipates that as the Company's volume of multi-family and commercial/non-residential real estate lending activity continues to increase, the Company will need to build a higher level of allowance for loan losses established through a provision for loan losses.* Based on management's evaluation of the loan portfolio and the increase in gross loans during the three months ended September 30, 1997, the allowance for losses on loans increased 38.1% to $1.9 million at September 30, 1997 compared to $1.4 million at September 30, 1996. This increase was primarily the result of the increase in multi-family, multi-family construction, home equity, commercial real estate and commercial loan components of the gross loan portfolio which carry a greater degree of credit risk as compared to one-to-four family mortgage lending. The ratio of allowance for loan losses to gross loans increased to 0.64% at

September 30, 1997 from 0.52% at September 30, 1996, reflecting the continued low level of loans charged off and non-performing loans. The amount of non-performing loans at September 30, 1997 was $286,000 or .10% of gross loans compared to $623,000 or 0.22% of gross loans at June 30, 1997 and $168,000 or 0.06% of gross loans at September 30, 1996.

NON-INTEREST INCOME

Non-interest income decreased 16.0% to $200,000 for the three months ended September 30, 1997 from $238,000 for the comparable 1996 period. The largest components of the decrease were a decrease in gains on the sale of securities and mortgage-backed and related securities to a loss of $17,000 for the three months ended September 30, 1997 compared to a gain of $7,000 for the comparable 1996 period, a decrease in insurance commissions to $4,000 for the three months ended September 30, 1997 compared to $21,000 for the comparable 1996 period and a decrease in service charges on deposit accounts to $114,000 for the three months ended September 30, 1997 from $129,000 for the comparable 1996 period. The decrease in gains on the sale of securities and mortgage-backed and related securities reflects management's decision to sell only the lower-yielding available-for-sale securities in the 1997 period. Offsetting the decreases in non-interest income was an increase in service charges on loans to $45,000 for the three months ended September 30, 1997 compared to $34,000 for the comparable 1996 period, primarily reflecting the increased loan portfolio and loan volume and a increase in gains on the sale of loans to $21,000 for the three months ended September 30, 1997 from $8,000 for the comparable 1996 period reflecting an increase in loans sold in the 1997 period.

NON-INTEREST EXPENSE

Non-interest expense decreased 34.9% to $1.6 million for the three months ended September 30, 1997 from $2.4 million for the comparable 1996 period. The decrease was primarily due to a decrease in deposit insurance premiums of $972,000 to $43,000 for the three months ended September 30, 1997 from $1,015,000 for the comparable 1996 period, which relates to an FDIC industry-wide special assessment of $877,000 in the 1996 period. Absent the increase in FDIC premiums non-interest expense would have increased $31,000 to $1.6 million. This increase primarily consisted of an increase in compensation and benefits expense of $83,000 to $957,000 for the three months ended September 30, 1997 from $874,000 for the comparable 1996 period, an increase in other non-interest expense of $35,000 to $286,000 for the three months ended September 30, 1997 from $251,000 for the comparable 1996 period and an increase in occupancy and equipment expense of $5,000 to $243,000 for the three months ended September 30, 1997 from $238,000 for the comparable 1996 period. The increase in compensation and benefits expense primarily relates to higher salary levels and an increase in the number of full time equivalent employees. The increase in other non-interest expense was primarily due to increases in printing, office supplies, organization dues, legal and other miscellaneous expenses.

The Company is heavily dependent upon complex computer systems for all phases of its operations, including customer transaction processing, internal/external reporting and records retention. Non-interest expense includes the cost of projects underway to ensure accurate date recognition and data processing with respect to the year 2000. The Company has commenced a program intended to complete the year 2000 conversion projects by 1999. These costs which are expensed as incurred, have been immaterial to date and are not expected to have a material impact on the Company's earnings in the future.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A derivative financial instrument includes futures, forwards, interest rate swaps, option contracts, and other financial instruments with similar characteristics. The Company currently does not enter into futures, forwards, swaps or options. However, the Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist primarily of commitments to extend credit. These instruments involve to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and may require collateral from the borrower if deemed necessary by the Company.

The information required herein pursuant to Item 305 of Regulation S-K is incorporated by reference in sections entitled "Liquidity and Capital Resources" from pages 12 to 13 and "Asset/Liability Management" from pages 14 to 16 hereof.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Shareholders of the Company was held on October 30, 1997. There were 1,442,950 shares of Common Stock of the Company entitled to vote at the Annual Meeting, and 1,197,530 shares present at the meeting by holders thereof in person or by proxy, which constituted a quorum. The following is a summary of the results of the votes:

                                                                             NUMBER OF VOTES
                                                                         Against or                   Broker
                                                             For          Withheld     Abstain       Non-Votes
                                                             ---          --------     -------       ---------
         Nominees for Director for
           Three-Year Term Expiring in 2000
                 James D. Smessaert . . . . . . . . . .    1,184,155       13,375          --           --

         Approval of amendment to the
           Hallmark Capital Corp. 1993
           Incentive Stock Option Plan  . . . . . . . .      793,901       84,008      43,692      275,929

         Approval of amendment to the
           Hallmark Capital Corp. 1993
           Stock Option Plan for Outside Directors  . .      781,783       94,896      44,922      275,929

         Ratification of KPMG Peat Marwick LLP
           as independent auditors for
           fiscal year ending June 30, 1998 . . . . . .    1,163,888       21,868      11,774           --

         The continuing directors of the Company include: Peter A. Gilbert, Reginald M. Hislop, III, Floyd D. Brink, Charles E. Rickheim and Donald A. Zellmer.


ITEM 5.  OTHER INFORMATION

         The Company declared a two-for one stock split in the form of a 100% stock dividend on October 30, 1997. Shareholders will receive one additional share of common stock for each share of common stock owned as of the record date, November 10, 1997. As a result of the stock split, the number of shares of common stock outstanding will increase to 2,885,900 from 1,442,950.

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



                                        Hallmark Capital Corp.
                                        (Registrant)



Date:  November 11, 1997          /s/   James D. Smessaert
                                  --------------------------------
                                        James D. Smessaert
                                        Chairman of the Board
                                        Chief Executive Officer



Date:  November 11, 1997          /s/   Arthur E. Thompson
                                  --------------------------------
                                        Arthur E. Thompson
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