Form 10-Q
period 1997-12-31
HALLMARK CAPITAL CORP
filed 1998-02-13
CIK 910522

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


 For Quarter Ended December 31, 1997             Commission File Number 0-22224


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


                             (1)  Yes   /x/        No      / /
                             (2)  Yes   /x/        No      / /

The number of shares outstanding of the issuer's commons stock, par value $1.00 per share, was 2,933,608 at February 11, 1998, the latest practicable date.

                     HALLMARK CAPITAL CORP. AND SUBSIDIARY
                                   FORM 10-Q




Part I.   Financial Information
          ---------------------
          Item 1.      Financial Statements (unaudited):


                       Consolidated Statements of Financial Condition
                        as of December 31, 1997 (unaudited) and June 30, 1997 .......    1

                       Consolidated Statements of Income for the Three and Six Months
                        ended December 31, 1997 and 1996 (unaudited) ................    2

                       Consolidated Statements of Shareholders' Equity for the Six
                       Months Ended September 30, 1997 and 1996 (unaudited) .........    3

                       Consolidated Statements of Cash Flows for the Six Months
                        ended December 31, 1997 and 1996 (unaudited) ................    4

                       Notes to Consolidated Financial Statements (unaudited) .......    6


          Item 2.      Management's Discussion and Analysis of Financial Condition
                        and Results of Operations ...................................   10


          Item 3.      Quantitative and Qualitative Disclosure About Market Risk ....   27


Part II.  Other Information
          -----------------

          Item 1.      Legal Proceedings ............................................   28

          Item 2.      Changes in Securities ........................................   28

          Item 3.      Defaults Upon Senior Securities ..............................   28

          Item 4.      Submission of Matters to a Vote of Security Holders ..........   28

          Item 5.      Other Information ............................................   28

          Item 6.      Exhibits and Reports on Form 8-K .............................   29

                       Signature Page ...............................................   30

     HALLMARK CAPITAL CORP. AND SUBSIDIARY
     CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
     (In thousands)



                                                                         DECEMBER 31,        JUNE 30,
                                                                            1997              1997
                                                                        ------------        --------
ASSETS                                                                  (Unaudited)
Cash and non-interest bearing deposits .........................         $     2,995       $   3,859
Interest-bearing deposits ......................................               9,217           4,896
                                                                         -----------       ---------
Cash and cash equivalents ......................................              12,212           8,755

Securities available-for-sale (at fair value):
 Investment securities .........................................               7,353          18,137
 Mortgage-backed and related securities ........................              13,565          11,381
Securities held-to-maturity:
 Investment securities (fair value - $780 at
  December 31, 1997 and June 30, 1997) .........................                 780             780
 Mortgage-backed and related securities (fair value -
  $78,746 at December 31, 1997; $86,149 at June 30, 1997) ......              78,163          85,430
Loans receivable, net ..........................................             286,678         273,556
Investment in Federal Home Loan Bank stock, at cost ............               6,009           5,279
Foreclosed properties, net .....................................                  11              20
Office properties and equipment ................................               5,620           3,091
Prepaid expenses and other assets ..............................               3,120           3,391
                                                                         -----------       ---------
     Total assets ..............................................         $   413,511       $ 409,820
                                                                         ===========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
 Deposits ......................................................         $   263,113       $ 281,512
 Notes payable to Federal Home Loan Bank .......................             115,573          92,073
 Advance payments by borrowers for taxes and insurance .........                 259           3,485
 Accrued interest on deposit accounts and other borrowings .....               1,520           1,578
 Accrued expenses and other liabilities ........................               1,521           1,500
                                                                         -----------       ---------
     Total liabilities .........................................            $381,986       $ 380,148

Shareholders' Equity:
 Preferred stock, $1.00 par value; authorized 2,000,000 shares;
  none outstanding .............................................                   -               -
 Common stock, $1.00 par value; authorized 6,000,000 shares;
  issued 3,162,500 shares; outstanding 2,933,608 shares ........               1,581           1,581
 Additional paid-in capital ....................................              10,723          10,603
 Unearned ESOP compensation ....................................               (578)           (632)
 Unearned restricted stock award ...............................               (166)           (208)
 Net unrealized depreciation on securities available for sale ..                (58)           (225)
 Treasury stock, at cost:  228,892 shares ......................             (1,385)         (1,592)
 Retained earnings, substantially restricted ...................              21,408          20,145
                                                                         -----------       ---------
     Total shareholders' equity ................................         $    31,525       $  29,672
                                                                         -----------       ---------
     Total liabilities and shareholders' equity ................         $   413,511       $ 409,820
                                                                         ===========       =========



     See accompanying Notes to Consolidated Financial Statements

     HALLMARK CAPITAL CORP. AND SUBSIDIARY
     CONSOLIDATED STATEMENTS OF INCOME
     (In thousands, except for per share data)
     (Unaudited)



                                                                Three Months Ended         Six Months Ended
                                                                   December 31,              December 31,
                                                               --------------------       ------------------
                                                                 1997       1996            1997      1996
                                                               ---------  ---------       --------  --------
INTEREST INCOME:
    Loans receivable .........................................  $   6,034  $   5,021       $ 11,893  $  9,712
    Securities and interest-bearing deposits .................      1,571      1,855          3,204     3,778
    Mortgage-backed and related securities ...................        557        458          1,069       909
                                                                ---------  ---------       --------  --------
         Total interest income ...............................      8,162      7,334         16,166    14,399

INTEREST EXPENSE:
    Deposits .................................................      3,757      3,427          7,662     6,555
    Advance payments by borrowers for taxes and insurance ....         32         36             61        67
    Notes payable and other borrowings .......................      1,696      1,533          3,196     3,155
                                                                ---------  ---------       --------  --------
         Total interest expense ..............................      5,485      4,996         10,919     9,777
                                                                ---------  ---------       --------  --------
    Net interest income ......................................      2,677      2,338          5,247     4,622
    Provision for losses on loans ............................        240        170            440       354
                                                                ---------  ---------       --------  --------
    Net interest income after provision for losses on loans ..      2,437      2,168          4,807     4,268

NON-INTEREST INCOME:
    Service charges on loans .................................         90         45            135        79
    Service charges on deposit accounts ......................        109        127            223       256
    Loan servicing fees, net .................................         19         22             40        44
    Insurance commissions ....................................          4         27              8        48
    Gain on sale of securities and
      mortgage-backed and related securities, net ............          9          -            (8)         7
    Gain on sale of loans ....................................          2          5             23        13
    Other income .............................................          3         13             15        30
                                                                ---------  ---------       --------  --------
         Total non-interest income ...........................        236        239            436       477

NON-INTEREST EXPENSE:
    Compensation and benefits ................................        929        888          1,886     1,762
    Marketing ................................................        103        102            154       150
    Occupancy and equipment ..................................        252        207            495       445
    Deposit insurance premiums ...............................         45       (11)             88     1,004
    Other non-interest expense ...............................        247        327            533       578
                                                                ---------  ---------       --------  --------
         Total non-interest expense ..........................      1,576      1,513          3,156     3,939
                                                                ---------  ---------       --------  --------
    Income before income taxes ...............................      1,097        894          2,087       806
    Income taxes .............................................        383        321            728       290
                                                                ---------  ---------       --------  --------
       Net income ............................................  $     714  $     573       $  1,359  $    516
                                                                =========  =========       ========  ========
       Earnings per share - (basic) ..........................  $    0.26  $    0.21       $   0.50  $   0.19
                                                                =========  =========       ========  ========






     See accompanying Notes to Consolidated Financial Statements (unaudited)

                     HALLMARK CAPITAL CORP. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)
                                  (UNAUDITED)





                                                          Additional    Unearned     Unearned
                                                  Common   Paid-In        ESOP      Restricted
                                                  Stock    Capital    Compensation    Stock
                                                  ------  ----------  ------------  ----------
SIX MONTHS ENDED DECEMBER 31, 1997
------------------------------------------------
Balance at June 30, 1997 .......................  $1,581     $10,603        ($632)      ($208)
Net income .....................................       -           -             -           -
Amortization of unearned ESOP and
 restricted stock award compensation ...........       -         120            54          42
Exercise of stock options (47,708 shares issued
 in connection with 55,340 options exercised) ..       -           -             -           -
Unrealized appreciation on securities
 available for sale, net of tax benefit ........       -           -             -           -
                                                  ------  ----------  ------------  ----------
Balance at December 30, 1997 ...................  $1,581     $10,723        ($578)      ($166)
                                                  ======  ==========  ============  ==========


SIX MONTHS ENDED DECEMBER 31, 1996
------------------------------------------------
Balance at June 30, 1996 .......................  $1,581     $10,465        ($740)      ($334)
Net income .....................................       -           -             -           -
Amortization of unearned ESOP and
 restricted stock award compensation ...........       -          60            54          84
Unrealized appreciation on securities
 available for sale, net of tax benefit ........       -           -             -           -
                                                  ------  ----------  ------------  ----------
Balance at December 31, 1996 ...................  $1,581     $10,525        ($686)      ($250)
                                                  ======  ==========  ============  ==========

                                                  Unrealized
                                                   Gains       Treasury      Retained
                                                  (Losses)      Stock        Earnings     Total
                                                  ---------    --------     -----------  -------
SIX MONTHS ENDED DECEMBER 31, 1997
------------------------------------------------
Balance at June 30, 1997 .......................   ($225)      ($1,592)      $20,145    $29,672
Net income .....................................                    --         1,359      1,359
Amortization of unearned ESOP and
 restricted stock award compensation ...........                    --            --        216
Exercise of stock options (47,708 shares issued
 in connection with 55,340 options exercised) ..       --          207           (96)       111
Unrealized appreciation on securities
 available for sale, net of tax benefit ........      167           --            --        167
                                                  -------     --------       -------    -------
Balance at December 30, 1997 ...................     ($58)     ($1,385)      $21,408    $31,525
                                                  =======     ========       =======    =======


SIX MONTHS ENDED DECEMBER 31, 1996
------------------------------------------------
Balance at June 30, 1996 .......................    ($595)     ($1,592)      $18,226    $27,011
Net income .....................................       --           --           516        516
Amortization of unearned ESOP and
 restricted stock award compensation ...........       --           --           198
Unrealized appreciation on securities
 available for sale, net of tax benefit ........      349           --            --        349
                                                  -------     --------       -------    -------
Balance at December 31, 1996 ...................    ($246)     ($1,592)      $18,742    $28,074
                                                  ========    ========       =======    =======




    See accompanying Notes to Consolidated Financial Statements (unaudited)

                     HALLMARK CAPITAL CORP. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                               SIX MONTHS ENDED
                                                                                  DECEMBER 31,
                                                                        --------------------------------
                                                                         1997                      1996
                                                                       --------                  -------
                                                                                  (IN THOUSANDS)
OPERATING ACTIVITIES
Net Income ..........................................................   $ 1,359                 $    516
Adjustments to reconcile net income to cash
provided by operating activities:
 Provision for losses on loans and real estate ......................       440                      354
 Provision for depreciation and amortization ........................       148                      129
 Net (gain) loss on sales of investments and
  mortgage-backed and related securities ............................         8                       (7)
 Net gain on sale of loans ..........................................       (23)                     (13)
 Amortization of unearned ESOP and restricted stock awards ..........       216                      198
 Loans originated for sale ..........................................    (4,434)                    (922)
 Sales of loans originated for sale .................................     4,434                      922
 Decrease in prepaid expenses and other assets ......................       271                      473
 Other adjustments ..................................................      (118)                     111
                                                                       --------                 --------
Net cash provided by operating activities ...........................     2,301                    1,761
                                                                       --------                 --------

INVESTING ACTIVITIES
Proceeds from the sale of securities available-for-sale .............    18,100                    1,454
Proceeds from the maturity of securities available-for-sale .........     3,000                      500
Purchases of securities available-for-sale ..........................   (14,867)                  (1,219)
Proceeds from sale of investment securities held-to-maturity ........         -                      435
Proceeds from maturities of investment securities held-to-maturity ..         -                      198
Purchases of mortgage-backed and related securities .................      (352)                       -
Principal collected on mortgage-backed and related securities .......    10,229                   10,323
Net increase in loans receivable ....................................   (13,806)                 (30,522)
Proceeds from sales of foreclosed properties ........................       273                        -
Purchase of Federal Home Loan Bank stock ............................      (730)                    (110)
Purchases of office properties and equipment, net ...................    (2,677)                    (135)
                                                                       --------                ---------
Net cash used in investing activities ...............................      (830)                 (19,076)
                                                                       --------                ---------

FINANCING ACTIVITIES
Net increase (decrease) in deposits .................................   (18,399)                  30,807
Proceeds from long-term notes payable to Federal Home Loan Bank .....    30,000                   15,000
Net increase (decrease) in short-term notes payable to
 Federal Home Loan Bank .............................................       500                  (10,800)
Net decrease in long-term notes payable to Federal Home Loan Bank ...    (7,000)                  (2,000)
Net decrease in securities sold under agreements to repurchase ......         -                  (11,568)
Exercise of stock options ...........................................       111                        -
Net increase in advance payments by borrowers for
 taxes and insurance ................................................    (3,226)                  (2,936)
                                                                       --------                 --------
Net cash provided by financing activities ...........................     1,986                   18,503
                                                                       --------                 --------
Increase in cash and cash equivalents ...............................     3,457                    1,188
Cash and cash equivalents at beginning of period ....................     8,755                    4,825
                                                                       --------                 --------
Cash and cash equivalents at end of period ..........................  $ 12,212                 $  6,013
                                                                       ========                 ========



    See accompanying Notes to Consolidated Financial Statements (unaudited)

                     HALLMARK CAPITAL CORP. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                      SIX MONTHS ENDED
                                                                         DECEMBER 31,
                                                                      -----------------
                                                                        1997      1996
                                                                      ------    -------
                                                                       (IN THOUSANDS)
Supplemental disclosures of cash flow information:

Interest paid (including amounts credited to deposit accounts)......   $11,004  $9,705

Income taxes paid...................................................   $   945  $  367

Non-cash transactions:

Loans transferred to foreclosed properties..........................   $   267  $   24

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

The results of operations and other data for the three and six months ended December 31, 1997 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 1998.

The unaudited consolidated financial statements include the accounts of Hallmark Capital Corp. (the "Company") and its wholly-owned subsidiary, West Allis Savings Bank and subsidiaries (the "Bank") as of and for the three and six months ended December 31, 1997. All material intercompany accounts and transactions have been eliminated in consolidation.

(2)  STOCK BENEFITS AND INCENTIVE PLANS

At December 31, 1997, the Company has reserved 436,936 shares of common stock for a non-qualified stock option plan for employees and directors. With respect to options which have not been granted, the option exercise price cannot be less than the fair market value of the underlying common stock as of the date of option grant, and the maximum term cannot exceed ten years. The following is a summary of stock option activity:

                                                     SHARES UNDER    OPTION PRICE
                                                        OPTION        PER SHARE
                                                     ------------   --------------

Outstanding and exercisable at June 30, 1997 ......       346,614   $4.00 - $7.625
 Exercised ........................................       (55,340)           $4.00
                                                       ----------   --------------
Outstanding and exercisable at December 31, 1997 ..       291,274   $4.00 - $7.625


(3)  EARNINGS PER SHARE

Basic earnings per share of common stock for the three and six months ended December 31, 1997 have been computed by dividing net income for the period by the weighted average number of shares of common stock reduced by ungranted restricted stock and uncommitted ESOP shares. Diluted earnings per share is calculated by dividing net income by the sum of the weighted average shares used in the basic earnings per share calculation plus the effect of dilutive stock options. The effect of dilutive stock options is calculated using the treasury stock method. The computation of earnings per share is as follows:


                                                  For the Three Months        For the Three Months
                                                Ended December 31, 1997     Ended December 31, 1996
                                               --------------------------  --------------------------
                                                  Basic        Diluted        Basic        Diluted
                                               ------------  ------------  ------------  ------------
Weighted average common shares outstanding ..     2,919,690     2,919,690     2,885,900     2,885,900
Ungranted restricted stock ..................       (18,462)      (18,462)      (18,462)      (18,462)
Uncommitted ESOP shares .....................      (151,800)     (151,800)     (174,992)     (174,992)
Common stock equivalents due to
  dilutive effect of stock options ..........             -       244,340             -       166,902
                                                 ----------    ----------    ----------    ----------

Total weighted average common shares
  and equivalents outstanding................     2,749,428     2,993,768     2,692,446     2,859,348
                                                 ==========    ==========    ==========    ==========
  Net income for period .....................    $  714,000    $  714,000    $  573,000    $  573,000
  Earnings per share ........................    $     0.26    $     0.24    $     0.21    $     0.20
                                                 ==========    ==========    ==========    ==========



                                                  For the Six Months          For the Six Months
                                                Ended December 31, 1997     Ended December 31, 1996
                                               --------------------------  --------------------------
                                                  Basic         Diluted       Basic         Diluted
                                               ------------  ------------  ------------  ------------
Weighted average common shares outstanding ..     2,902,795     2,902,795     2,885,900     2,885,900
Ungranted restricted stock ..................       (18,462)      (18,462)      (18,462)      (18,462)
Uncommitted ESOP shares .....................      (151,800)     (151,800)     (174,992)     (174,992)
Common stock equivalents due to
 dilutive effect of stock options ...........             -       230,959             -       157,524
                                                 ----------    ----------    ----------    ----------

Total weighted average common shares
 and equivalents outstanding ................     2,732,533     2,963,492     2,692,446     2,849,970
                                                 ==========    ==========    ==========    ==========
 Net income for period ......................    $1,359,000    $1,359,000    $  516,000    $  516,000
 Earnings per share .........................    $     0.50    $     0.46    $     0.19    $     0.18
                                                 ==========    ==========    ==========    ==========


(4)  COMMITMENTS AND CONTINGENCIES

Commitments to originate mortgage loans of $1.7 million at December 31, 1997 represent amounts which the Bank expects to fund during the quarter ending March 31, 1998. There were no commitments to sell fixed-rate mortgage loans at December 31, 1997. The Bank had unissued credit under existing home equity line-of-credit loans and credit card lines of $14.5 million and $8.1 million, respectively, as of December 31, 1997. Also, the Bank had unused credit under existing commercial line-of-credit loans of $8.1 million at December 31, 1997. The Bank had no commitments to purchase adjustable-rate or fixed-rate mortgage-backed and related securities as of December 31, 1997.

(5)  REGULATORY CAPITAL ANALYSIS

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt and corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification also are subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1997, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 1997, the Bank is well capitalized as defined by regulatory standards. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank's category.

The Bank's actual capital amounts and ratios are presented in the tables below.


                                                                                                          TO BE WELL CAPITALIZED
                                                                                   FOR CAPITAL            UNDER PROMPT CORRECTIVE
                                                             ACTUAL               ADEQUACY PURPOSES          ACTION PROVISIONS
                                                    ------------------------   ------------------------  --------------------------
                                                     AMOUNT         RATIO       AMOUNT        RATIO        AMOUNT        RATIO
                                                    ---------     --------     -----------  -----------  ------------  ------------
                                                                            (DOLLARS IN THOUSANDS)
As of December 31, 1997:
Tier I Capital Leverage (to Average Assets):
    Consolidated ..........................           $31,566         7.49%     $12,639         3.00%      $21,066          5.00%
    West Allis Savings Bank ...............            28,212         6.70       12,626         3.00        21,044          5.00
  Tier I Capital (to Risk-Weighted Assets):
    Consolidated ..........................            31,566        12.84        9,834         4.00        14,751          6.00
    West Allis Savings Bank ...............            28,212        11.48        9,831         4.00        14,746          6.00
  Total Capital (to Risk-Weighted Assets):
    Consolidated ..........................            33,628        13.68       19,668         8.00        24,585         10.00
    West Allis Savings Bank ...............            30,274        12.32       19,662         8.00        24,577         10.00


As a state-chartered savings bank, the Bank also is subject to a minimum regulatory capital requirement of the State of Wisconsin. At December 31, 1997, on a fully-phased-in basis of 6.0%, the Bank had actual capital of $30,223,000 with a required amount of $25,001,000, for excess capital of $5,222,000.

(6)  LOANS RECEIVABLE


Loans receivable are summarized as follows:
                                               DECEMBER 31,         JUNE 30,
                                                   1997               1997
                                             -----------------  -----------------
                                                       (IN THOUSANDS)
                                                                                   Increase
                                             Amount    Percent  Amount    Percent  (Decrease)
                                             --------  -------  --------  -------  ----------
Real estate mortgage loans:
  Residential one-to-four family ..........  $162,697    54.8%  $167,511    58.6%     $(4,814)
  Home equity .............................    26,826     9.0%    25,297     8.8%       1,529
  Residential multi-family ................    29,993    10.1%    27,616     9.7%       2,377
  Commercial real estate ..................    29,935    10.1%    21,693     7.6%       8,242
  Residential construction ................     8,554     2.9%    27,003     9.4%     (18,449)
  Other construction and land .............    23,748     8.0%     7,385     2.6%      16,363
                                             --------  -------  --------  -------  ----------
     Total real estate mortgage loans .....   281,753    94.9%   276,505    96.7%       5,248

Consumer-related loans:
  Automobile ..............................       946     0.3%     1,195     0.4%        (249)
  Credit card .............................     3,090     1.0%     2,730     1.0%         360
  Other consumer loans ....................     1,689     0.6%     1,950     0.7%        (261)
                                             --------  -------  --------  -------  ----------
     Total consumer-related loans .........     5,725     1.9%     5,875     2.1%        (150)
                                             --------  -------  --------  -------  ----------

Commercial loans ..........................     9,506     3.2%     3,471     1.2%       6,035
                                             --------  -------  --------  -------  ----------
     Gross loans ..........................   296,984   100.0%   285,851   100.0%      11,133

Accrued interest receivable ...............     1,731              1,694

Less:
  Undisbursed portion of loan proceeds ....    (9,636)           (11,998)
  Deferred loan fees ......................      (332)              (197)
  Unearned interest .......................        (7)               (32)
  Allowances for loan losses ..............    (2,062)            (1,762)
                                             --------           --------
                                             $286,678           $273,556
                                             ========           ========


Loans serviced for investors totaled $30.7 million and $30.0 million at December 31, 1997 and June 30, 1997, respectively.

(7)  NOTES PAYABLE AND OTHER BORROWINGS

Notes payable and other borrowings are summarized as follows (dollars in thousands):


                                       DECEMBER 31, 1997      JUNE 30, 1997
                                      --------------------  -----------------
                                                 WEIGHTED            WEIGHTED
                                                  AVERAGE            AVERAGE
                            MATURITY   AMOUNT      RATE     AMOUNT     RATE
                            --------  ---------  ---------  -------  --------
   Advances from
    Federal Home Loan Bank   1997     $       -         -   $15,000     5.77%
                             1998        26,500      5.63%   33,000      5.57
                             1999        21,000       6.79   20,000      6.65
                             2000        22,012       6.27   13,012      6.45
                             2001         3,000       5.91    3,000      5.91
                             2002        28,500       5.61    5,000      6.43
                             2003         3,061       5.60    3,061      5.60
                             2004         5,000       6.32        -         -
                             2007         6,500       6.52        -         -
                                      ---------             -------
                                      $ 115,573      6.04%  $92,073     6.02%
                                      =========  =========  =======  ========



FHLB advances totaled $115.6 million or 100.0% and $92.1 million or 100.0% of total borrowings at December 31, 1997 and June 30, 1997, respectively. The Company is required to maintain as collateral unencumbered one-to-four family mortgage loans in its portfolio such that the outstanding balance of FHLB advances does not exceed 60% of the book value of this collateral. The Company had delivered mortgage-backed securities with a carrying value of $33.9 million and $19.7 million at December 31, 1997 and June 30, 1997, respectively. In addition, all FHLB advances are collateralized by all Federal Home Loan Bank stock and are subject to prepayment penalties. The Company's unused advance line with the Federal Home Loan Bank was $8.3 million at December 31, 1997. FHLB variable rate term borrowings consist of $5.0 million tied to the one-month LIBOR, and $3.0 million tied to the six-month LIBOR index.

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

GENERAL

Hallmark Capital Corp. (the "Company") is the holding company for West Allis Savings Bank (the "Bank"), a Wisconsin state-chartered savings bank. The Bank's principal business consists of attracting funds in the form of deposits and other borrowings and investing such funds in residential real estate loans, mortgage-backed and related securities and various types of consumer and commercial loans. In order to maximize shareholder value, the Company continues to pursue a strategy of effectively utilizing the capital acquired in the Bank's conversion from mutual to stock form and the Company's initial public offering consummated in December 1993 (the "Conversion"). The Company believes that its effective utilization of capital is best achieved through the growth of the Company's business. This growth is to be achieved primarily through the expansion of the Company's asset base and diversification of the Company's portfolio into higher yielding assets. At the end of December 1997, the Company purchased a former Security Bank site in Glendale, Wisconsin. The Company is evaluating various possibilities to utilize the location including a full-service banking operation and administrative offices.

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

The Company's primary sources of funds are retail and wholesale brokered and non-brokered deposits, proceeds from principal and interest payments on loans, principal and interest payments on mortgage-backed and related securities and FHLB-Chicago advances. Alternative funding sources are evaluated and utilized based upon factors such as interest rates, availability, maturity, administrative costs and retention capability. Although maturity and scheduled amortization of loans are predicable sources of funds, deposit flows, loan prepayments and prepayments on mortgage-backed and related securities are influenced significantly by general interest rates, economic conditions and competition. Mortgage loans and mortgage securities prepayments declined during fiscal 1995 as interest rates increased, and increased during fiscal 1996 as interest rates declined for the first half of the fiscal year before increasing in the last half of the fiscal year. Interest rates declined during the first half of fiscal 1997, and began to increase again at the end of fiscal 1997. During the first half of fiscal 1998 interest rates declined and mortgage loan prepayments accelerated.

The primary investing activity of the Company is the origination and purchase of loans and the purchase of mortgage-backed and related securities. For the six months ended December 31, 1997, the Company originated and purchased loans totaling $60.2 million and $2.6 million, respectively, as compared to the six months ended December 31, 1996 when originated and purchased loans totaled $42.1 million and $10.5 million, respectively. Purchases of mortgage-backed and related securities held-to-maturity for the six months ended December 31, 1997 totaled $352,000. There were no purchases of investment securities held-to-maturity for the six months ended December 31, 1997. For the six months ended December 31, 1997 and 1996, these activities were funded primarily by principal repayments on loans of $59.4 million and $27.5 million, respectively; principal repayments on mortgage-backed and related securities of $10.2 million and $10.3 million, respectively; proceeds from the sale of mortgage loans of $4.4 million and $922,000, respectively; net proceeds from notes payable to the FHLB-Chicago of $23.5 million and $2.2 million, respectively and net increase in deposits of $30.8 million during the 1996 period. Purchases of securities available-for-sale totaled $14.9 million and sales were $18.1 million for the six months ended December 31, 1997, compared to purchases of $1.2 million and sales of $1.5 million for the six months ended December 31, 1996.

The Company is required to maintain minimum levels of liquid assets under the regulations of the Wisconsin Department of Financial Institutions, Division of Savings and Loan for state-chartered stock savings banks. Savings banks are required to maintain an average daily balance of liquid assets (including cash, certain time deposits, certain bankers acceptances, certain corporate debt securities, securities of certain mutual funds and specified United States government, state or federal agency obligations) of not less than 8.0%. The Company's liquidity ratio was 22.23% at December 31, 1997. The Company adjusts its liquidity levels to meet various funding needs and to meet its asset and liability management objectives.

The Company's most liquid assets are cash and cash equivalents, which include investments in highly-liquid, short-term investments. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. At December 31, 1997 and June 30, 1997, cash and cash equivalents were $12.2 million and $8.8 million, respectively.

During the six months ended December 31, 1997, the Company continued to find wholesale brokered and non-brokered deposits to be an efficient source and a cost-effective method, relative to local retail market deposits, of meeting the Bank's funding needs. During the six months ended December 31, 1997, pricing of wholesale brokered deposits ranged from 20 to 40 basis points above comparable term U.S. Treasury securities. At December 31, 1997, the average rate of the wholesale brokered deposits accepted by the Company was 6.13% compared to an average rate paid for retail certificates of deposit of 5.85%. During the six months ended December 31, 1997, management believed that the costs, overhead and interest expense of achieving comparable retail deposit growth would have exceeded the costs related to the use of wholesale brokered deposits as a funding source. However, management recognizes that the likelihood for retention of brokered certificates of deposit is more a function of the rates paid on such accounts as compared to retail deposits which may be established due to Bank location or other intangible reasons. The Company's overall cost of funds has increased in recent years due primarily to a much greater percentage of the deposits being in certificates, both wholesale brokered and retail, as opposed to passbooks, money market accounts and checking accounts. At December 31, 1997, retail and wholesale certificates of deposit totaled $92.3 million and $113.6 million, respectively. Management believes that a significant portion of its retail deposits will remain with the Company and, in the case of wholesale brokered deposits, may be replaced with similar type accounts even should the level of interest rates change.*
However, in the event of a significant increase in market interest rates, the cost of obtaining replacement wholesale deposits and FHLB advances would increase as well.

The Bank's Board of Directors has set a maximum limitation of total borrowings equal to 32% of total assets. This internal limit is 3% below the allowable borrowing limit (for all borrowings including FHLB advances and reverse repurchase agreements) of 35% of total assets established by the FHLB-Chicago. At December 31, 1997, FHLB advances totaled $115.6 million or 27.8% of the Bank's total assets and there were no other borrowings. At December 31, 1997, the Bank had unused borrowing authority under the borrowing limitations established by the Board of Directors of $17.1 million and $29.5 million under the FHLB total asset limitation. The Bank intends to fund asset portfolio diversification in fiscal 1998 through modest increases in FHLB advances, and to maintain the 3% excess borrowing capacity with the FHLB as a contingent source of funds to meet liquidity needs as deemed necessary by the Board of Directors of the Bank.

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

The Company has various unfunded commitments at December 31, 1997 which represent amounts the Company expects to fund during the quarter ended March 31, 1998. For a summary of such commitments see discussion under footnote (3) "Commitments and Contingencies" contained in the section entitled, "Notes to Consolidated Financial Statements". The Company anticipates it will have sufficient funds available to meet its current loan commitments, including loan applications received and in process to the issuance of firm commitments.

CHANGE IN FINANCIAL CONDITION

Total assets increased $3.7 million, or 0.9%, from $409.8 million at June 30, 1997 to $413.5 million at December 31, 1997. This increase is primarily reflected in an increase in loans receivable and interest-bearing deposits, funded primarily by an increase in FHLB-Chicago advances and decreases in securities available-for-sale and mortgage-backed and related securities. Cash and cash equivalents were $12.2 million and $8.8 million at December 31, 1997 and June 30, 1997, respectively. The increase in cash and cash equivalents was due to management's decision to increase such assets to have funding available for unused loan commitments.

Securities available-for-sale decreased to $20.9 million at December 31, 1997 compared to $29.5 million at June 30, 1997. Mortgage-backed and related securities held-to-maturity decreased to $78.2 million at December 31, 1997 compared to $85.4 million at June 30, 1997. The decrease in securities available-for-sale and mortgage-backed and related securities was the result of management's decision to use proceeds from the sale of such securities and principal repayments to fund growth in loans receivable.

Loans receivable increased to $286.7 million at December 31, 1997 compared to $273.6 million at June 30, 1997. Not including one-to-four family loans the increase at December 31, 1997 compared to June 30, 1997 is primarily the result of management's decision to retain its ARM, intermediate-term (15 year) and long-term (30 year) fixed-rate loans originated and purchased for the Company's portfolio, as such loans carried higher yields than comparable mortgage-backed and related securities during the six months ended December 31, 1997. Total mortgage loans originated and purchased amounted to $62.8 million ($2.6 million of which were purchased mortgage loans) and $52.6 million ($10.5 million of which were purchased mortgage loans) for the six months ended December 31, 1997 and 1996, respectively, while sales of fixed-rate mortgage loans totaled $4.4 million and $922,000 for the six months ended December 31, 1997 and 1996, respectively. Total commercial real estate mortgage loans originated and purchased totaled $7.4 million and $550,000 for the six months ended December 31, 1997 and 1996, respectively.

Office properties and equipment increased $2.5 million to $5.6 million at December 31, 1997 from $3.1 million at June 30, 1997. The primary reason for the increase was the purchase of a office building for $2.5 million which will be used for administrative and full-service banking purposes.

Deposits decreased $18.4 million to $263.1 million at December 31, 1997 from $281.5 million at June 30, 1997. The decrease in deposits was primarily due to the Company's use of FHLB advances during the six months ended December 30, 1997, which carried attractive rates relative to certificates of deposit. Brokered certificates of deposit totaled $90.8 million at December 31, 1997, representing 32.2% of total deposits as compared to $92.2 million, or 32.8% of total deposits, at June 30, 1997. Non-brokered wholesale deposits totaled $44.9 million at December 31, 1997, representing 16.0% of total deposits as compared to $48.8 million, or 17.3% of total deposits at June 30, 1997. Deposits are the Company's primary source of externally generated funds. The level of deposits is heavily influenced by such factors as the general level of short- and long-term interest rates as well as alternative yields that investors may obtain on competing investment securities such as money market mutual funds.

FHLB-Chicago advances increased to $115.6 million at December 31, 1997 compared to $92.1 million at June 30, 1997. At December 31 and June 30, 1997, the Company had no funds borrowed under reverse repurchase agreements. The Company has used FHLB-Chicago advances and securities sold under agreements to repurchase as a funding source due to attractive rates offered on advances in relation to deposit funds obtainable in the Company's local market.


ASSET/LIABILITY MANAGEMENT

The Company closely monitors interest rate risk in an attempt to manage the extent to which net interest income is significantly affected by changes in market interest rates. In managing the Company's interest rate risk during the six months ended December 31, 1997, the Company utilized FHLB-advances to fund increases in the Company's interest-bearing assets due primarily to the attractive rates offered on long-term FHLB advances. At December 31, 1997, the Company's estimated cumulative one-year gap between assets and liabilities was a negative 4.6% of total assets as compared to a negative 4.3% at June 30, 1997. For the six months ended December 30, 1997, the Company managed its interest rate risk to maintain the level of its one-year negative gap position by matching the maturity of the Company's liabilities, primarily through the use of FHLB advances. During periods of rising interest rates, a positive interest rate sensitivity gap would tend to positively affect net interest income, while a negative interest rate sensitivity gap would adversely affect net income. Although the opposite effect on net income would occur in periods of falling interest rates, the Company could experience substantial prepayments of its fixed rate mortgage loans and mortgage-backed and related securities, which would result in the reinvestment of such proceeds at market rates which are lower than current rates.*

ASSET/LIABILITY MANAGEMENT SCHEDULE

The following table sets forth at December 31, 1997 the amounts of interest-earning assets and interest-bearing liabilities maturing or repricing within the time periods indicated, based on the information and assumptions set forth in the notes thereto.


                                                                         AMOUNT MATURING OR REPRICING
                                                      ------------------------------------------------------------------
                                                                            MORE THAN    MORE THAN
                                                       WITHIN    FOUR TO    ONE YEAR    THREE YEARS
                                                       THREE     TWELVE     TO THREE      TO FIVE    OVER FIVE
                                                       MONTHS    MONTHS       YEARS        YEARS       YEARS     TOTAL
                                                      --------  ---------  -----------  -----------  ---------  --------
                                                                           (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS(1):
Mortgage loans(2):
     Fixed rate ....................................  $  6,909  $  18,508  $    41,886  $    30,482  $  31,373  $129,158
     Adjustable rate ...............................    27,561     45,342       61,484        6,492        400   141,279
Consumer loans (2) .................................       382      3,827          980          320         24     5,533
Commercial loans (2) ...............................     1,730      3,392        3,195          667          -     8,984
Mortgage-backed and related securities:
     Fixed rate and securities available-for-sale ..     1,116      3,157        8,010        3,374      3,851    17,508
     Adjustable rate ...............................    51,212     23,008            -            -          -    74,220
Investment securities and
securities available-for-sale ......................    15,472      1,725          358        4,972        832    23,359
                                                      --------  ---------  -----------  -----------  ---------  --------
     Total interest-earning assets .................  $104,382  $  98,959  $   113,913  $    46,307  $  36,480  $400,041
                                                      ========  =========  ===========  ===========  =========  ========

INTEREST-BEARING LIABILITIES:
Deposits(3):
     NOW accounts ..................................  $    201  $     604  $       958  $       469  $     451    $2,683
     Money market deposit accounts .................     3,817     11,451        8,551        1,368        261    25,448
     Passbook savings accounts .....................     1,541      4,824        7,336        3,595      3,454    20,550
     Certificates of deposit .......................    42,613    102,888       57,925        2,444              205,870
     Escrow deposits ...............................         -        259            -            -          -       259
Borrowings(4)
     FHLB advances and other borrowings ............    25,500     29,500       38,012        8,000     14,561   115,573
                                                      --------  ---------  -----------  -----------  ---------  --------
     Total interest-bearing liabilities ............  $ 73,672  $ 149,326  $   112,782  $    15,876  $  18,727  $369,883
                                                      ========  =========  ===========  ===========  =========  ========
Excess (deficiency) of interest-earning assets over
 interest-bearing liabilities ....................... $ 31,210  ($50,367)  $     1,131  $    30,431  $  17,753  $ 30,158
                                                      ========  =========  ===========  ===========  =========  ========
Cumulative excess (deficiency) of interest-earning
 assets over interest-bearing liabilities ........... $ 31,210  ($19,157)    ($18,026)  $    12,405  $  30,158  $ 30,158
                                                      ========  =========  ===========  ===========  =========  ========
Cumulative excess (deficiency) of interest-earning
 assets over interest-bearing liabilities
 as a percent of total assets .......................     7.6%     (4.6)%       (4.4)%         3.0%       7.3%      7.3%
                                                      ========  =========  ===========  ===========  =========  ========




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

(2) Balances have been reduced for undisbursed loan proceeds, unearned credit insurance premiums, deferred loan fees, purchased loan discounts and the allowance for loan losses, which aggregated $12 million at December 31, 1997.

(3) Although the Company's negotiable order of withdrawal ("NOW") accounts, passbook savings accounts and money market deposit accounts generally are subject to immediate withdrawal, management considers a certain historical amount of such accounts to be core deposits having significantly longer effective maturities and times to repricing based on the Company's historical retention of such deposits in changing interest rate environments. NOW accounts, passbook savings accounts and money market deposit accounts are assumed to be withdrawn at annual rates of 30%, 30% and 60%, respectively, of the declining balance of such accounts during the period shown. The withdrawal rates used are higher than the Company's historical rates but are considered by management to be more indicative of expected withdrawal rates currently. If all of the Company's NOW accounts, passbook savings accounts and money market deposit accounts had been assumed to be subject to repricing within one year, the one-year cumulative deficiency of interest-earning assets over interest-bearing liabilities would have been $45.6 million or 11.0% of total assets.

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

The following table sets forth information regarding the Bank's non-accrual loans and foreclosed properties at the dates indicated:


                                                    THREE MONTHS ENDED
                                       DEC 31      SEP 30     JUN 30     MAR 31  DEC 31
                                        1997        1997       1997       1997    1996
                                     ----------  ----------  ----------  ------- ------
Non-accrual mortgage loans.........  $      337  $      223  $      572  $   45  $   33
Non-accrual consumer loans.........          29          33          20      10      43
                                     ----------  ----------  ----------  ------  ------
Total non-accrual loans............  $      366  $      256  $      592  $   55  $   76
Loans 90 days or more                ==========  ==========  ==========  ======  ======
  delinquent and still accruing....          60          30          31      13       9
                                     ----------  ----------  ----------  ------  ------
Total non-performing loans.........  $      426  $      286  $      623  $   68  $   85
Total foreclosed real estate net of  ==========  ==========  ==========  ======  ======
  related allowance for losses.....          11         247          20       0      18
                                     ----------  ----------  ----------  ------  ------
Total non-performing assets........  $      437  $      533  $      643  $   68  $  103
Non-performing loans to              ==========  ==========  ==========  ======  ======
  gross loans receivable...........       0.14%       0.10%       0.22%   0.02%   0.02%
Non-performing assets to             ==========  ==========  ==========  ======  ======
  total assets.....................       0.11%       0.13%       0.16%   0.02%   0.03%
                                     ==========  ==========  ==========  ======  ======

ALLOWANCE FOR LOAN LOSSES

The following table sets forth an analysis of the Bank's allowance for loan losses:


                                            SIX MONTHS         YEAR         SIX MONTHS
                                               ENDED           ENDED            ENDED
                                            DEC. 31, 1997  JUNE 30, 1997    DEC. 31, 1996
                                            -------------  -------------  -------------
                                                        (DOLLARS IN THOUSANDS)
 Balance at beginning of period ............  $ 1,762             $ 1,234         $   1,234
 Additions charged to operations:
  One- to four-family ......................        -                 295                59
  Multi-family and commercial real estate ..      242                 181               185
  Consumer .................................      103                 114               104
  Commercial ...............................       95                  60                 -
                                              -------             -------         ---------
                                                  440                 650               179

 Recoveries:
  One- to four-family ......................        -                   1                 1
  Consumer .................................       15                   5                 -
                                              -------             -------         ---------
                                                   15                   6                 1

 Charge-offs:
  One- to four-family ......................     (69)                (11)                 -
  Consumer .................................     (86)               (117)              (63)
                                              -------             -------         ---------
                                                (155)               (128)              (63)
                                              -------             -------         ---------

 Net charge-offs ...........................    (140)               (122)              (62)
                                              -------             -------         ---------

 Balance at end of period ..................  $ 2,062             $ 1,762         $   1,520
                                              =======             =======         =========

Allowance for loan losses to
 non-performing loans at end
 of the period .............................  484.04%             282.37%         1,788.24%
                                              =======             =======         =========

Allowance for loan losses to
 total loans at end of the period ..........    0.69%               0.62%             0.56%
                                              =======             =======         =========



The level of allowance for loan losses at December 31, 1997, reflects the continued low level of charged off and non-performing loans. Management believes that the allowance for loan losses is adequate as of December 31, 1997.

RESULTS OF OPERATIONS - COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 1997
     AND 1996

GENERAL

Net income for the three months ended December 31, 1997 increased to $714,000 from $573,000 for the comparable 1996 period. The increase in net income was primarily due to a increase in net interest income. Net income for the 1996 period would have been $490,000 excluding a FDIC after-tax refund credit of $83,000 due to the overcapitalization of the SAIF. Return on average equity increased to 9.19% for the three months ended December 31, 1997 from 8.28% for the comparable 1996 period (or 7.08% excluding the effect of the FDIC credit refund). Return on average assets increased to 0.68% for the three months ended December 31, 1997 from 0.58% for the comparable 1996 period (or 0.50% excluding the effect of the FDIC refund credit).

NET INTEREST INCOME

The following table presents certain information related to average interest-earning assets and liabilities, net interest rate spread and net interest margin:



                                                        FOR THE THREE MONTHS ENDED DECEMBER 31,
                                             ---------------------------------------------------------------
                                                         1 9 9 7                         1 9 9 6
                                             -------------------------------  ------------------------------

                                                       INTEREST    AVERAGE                 INTEREST  AVERAGE
                                             AVERAGE   EARNED/     YIELD/       AVERAGE    EARNED/   YIELD/
                                             BALANCE     PAID       RATE        BALANCE      PAID     RATE
                                             --------  --------  -----------  -----------  --------  -------
                                                                 (DOLLARS IN THOUSANDS)
ASSETS:
Interest-earning assets:
 Mortgage loans ...........................  $271,023    $5,698         8.41%    $242,028    $4,828     7.98%
 Consumer loans ...........................     5,350       175        13.08        6,108       193    12.64
 Commercial loans .........................     6,208       161        10.37            -         -        -
                                             --------  --------               -----------  --------
    Total loans ...........................   282,581     6,034         8.54      248,136     5,021     8.09
 Securities held-to-maturity:
  Mortgage-backed securities ..............    42,438       751         7.08       51,412       917     7.13
  Mortgage related securities .............    37,806       650         6.88       40,764       676     6.63
                                             --------  --------               -----------  --------
   Total mortgage-backed
    and related securities ................    80,244     1,401         6.98       92,176     1,593     6.81
 Investment and other securities ..........    13,925       227         6.52        4,716        76     6.45
 Securities available-for-sale ............    24,915       401         6.44       33,222       554     6.67
 Federal Home Loan Bank stock .............     5,614        99         7.05        5,147        90     6.99
                                             --------  --------               -----------  --------
  Total interest-earning assets ...........   407,279     8,162         8.02      383,397     7,334     7.65
Non-interest earning assets ...............    11,238                               9,460
                                             --------                         -----------
  Total assets ............................  $418,517                            $392,857
                                             ========                         ===========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
 NOW accounts .............................    $2,623        11         1.68%      $2,314        10     1.73%
 Money market deposit accounts ............    24,205       315         5.21       14,363       191     5.32
 Passbook accounts ........................    21,207       159         3.00       23,608       173     2.93
 Certificates of deposit ..................   215,161     3,272         6.08      207,732     3,053     5.88
                                             --------  --------               -----------  --------
  Total deposits ..........................   263,196     3,757         5.71      248,017     3,427     5.53
Advance payments by borrowers
 for taxes and insurance...................     4,197        32         3.05        4,762        36     3.02
Borrowings ................................   108,572     1,696         6.25      102,197     1,533     6.00
                                             --------  --------               -----------  --------
  Total interest-bearing liabilities ......   375,965     5,485         5.84      354,976     4,996     5.63
Non-interest bearing deposits
 and liabilities ..........................    11,469                              10,213
Shareholders' equity ......................    31,083                              27,668
                                             --------                         -----------
  Total liabilities and
   shareholders' equity ...................  $418,517                            $392,857
                                             ========                         ===========
Net interest income/interest rate spread ..              $2,677         2.18%                $2,338     2.02%
                                                       ========  ===========               ========  =======
Net earning assets/net interest margin ....   $31,314                  2.63%      $28,421               2.44%
                                             ========            ===========  ===========            =======

Net interest income before provision for losses on loans increased $339,000 or 14.5% to $2.7 million for the three months ended December 31, 1997 from $2.3 million for the comparable 1996 period. Interest income increased $828,000 for the three months ended December 31, 1997, partially offset by an increase in interest expense of $489,000. The level of net interest income primarily reflects an 6.2% increase in average interest-earning assets to $407.3 million for the three months ended December 31, 1997 from $383.4 million for the comparable 1996 period, a 10.2% increase in the excess of the Company's average interest-earning assets over average interest-bearing liabilities to $31.3 million for the three months ended December 31, 1997 from $28.4 million for the comparable 1996 period, and an increase in interest rate spread to 2.18% for the three months ended December 31, 1997 from 2.02% for the comparable 1996 period. The increase in interest rate spread was primarily due to the increased proportion of interest earning assets invested in loans which carry higher yields than investment securities and mortgage-backed and related securities.

INTEREST INCOME

Interest income increased 11.3% to $8.2 million for the three months ended December 31, 1997 from $7.3 million for the comparable 1996 period. The increase in interest income was the result of an increase in average interest-earning assets of 6.2% to $407.3 million for the three months ended December 31, 1997 from $383.4 million for the comparable 1996 period and an increase of 37 basis points in the yield on interest-earning assets to 8.02% for the three months ended December 31, 1997 from 7.65% for the comparable 1996 period. Interest income on loans increased 20.2% to $6.0 million for the three months ended December 31, 1997, from $5.0 million for the comparable 1996 period. The increase was the result of a rise in the Company's average gross loans of 13.9% to $282.6 million for the three months ended December 31, 1997 from $248.1 million for the comparable 1996 period, and an increase in average yield to 8.54% for the three months ended December 31, 1997 from 8.09% for the comparable 1996 period. Gross loans increased primarily as a result of the Company retaining substantially all of its adjustable and fixed rate loan originations and purchasing more loans in the secondary market. The increase in yield is attributable to the upward adjustment in rate on existing adjustable-rate loans and to the higher yields paid on the multi-family and commercial components of the loan portfolio. At December 31, 1997 the multifamily and commercial components of the Company's loan portfolio totaled $90.7 million, or 30.5% of the total loan portfolio, compared to $50.1 million, or 18.4% of the total loan portfolio at December 31, 1996. Interest income on mortgage-backed securities decreased 18.1% to $751,000 for the three months ended December 31, 1997 from $917,000 for the comparable 1996 period. The decrease was primarily due to a decrease in average balances to $42.4 million for the three months ended December 31, 1997 from $51.4 million for the comparable 1996 period and a decrease in average yield to 7.08% for the 1997 period from 7.13% for the 1996 period. The decrease in average yield on mortgage-backed securities was primarily due to the adjustment in the adjustable rate securities portion of this portfolio which is decreased due to the lower interest rate environment in the 1997 period. Interest income on mortgage-related securities decreased 3.8% to $650,000 for the three months ended December 31, 1997 from $676,000 for the comparable 1996 period. The decrease was primarily due to a decrease in average balances to $37.8 million for the three months ended December 31, 1997 from $40.8 million for the comparable 1996 period, partially offset by a increase in average yield to 6.88% for the three months ended December 31, 1997 from 6.63% for the comparable 1996 period. The increase in average yield on mortgage-related securities was primarily due to the upward adjustment in rate on the adjustable rate securities of this portfolio and the decreased amount of fixed rate mortgage-related securities at lower interest rates during the three months ended December 31, 1997. The decline in average balances of mortgage-backed and related securities is due to management's decision to increase the loans receivable portfolio. Interest income on investment securities and securities available-for-sale decreased 0.3% to $628,000 for the three months ended December 31, 1997 from $630,000 for the comparable 1996 period. The decrease was primarily due to a decrease in average yield to 6.47% for the three months ended December 31, 1997 from 6.64% for the comparable 1996 period, offset by a increase in average balance to $38.8 million for the 1997 period from $37.9 million for the 1996 period. The lower average yield was primarily attributable to the decreased balances of investment and other securities invested at lower short-term interest rates that existed during the 1997 period as compared to the 1996 period.

INTEREST EXPENSE

Interest expense increased 9.8% to $5.5 million for the three months ended December 31, 1997 from $5.0 million for the comparable 1996 period. The increase was the result of an 5.9% increase in the average amount of interest-bearing liabilities to $376.0 million for the three months ended December 31, 1997 compared to $355.0 million for the comparable 1996 period and an increase in the average rate paid on interest-bearing liabilities to 5.84% for the 1997 period from 5.63% for the 1996 period. The increased balances of certificates of deposit (including brokered deposits), money market deposit accounts and borrowings at higher average interest rates was the primary reason for the increase in the average rate paid on the interest-bearing liabilities for the three months ended December 31, 1997 as compared to the comparable 1996 period. Interest expense on deposits increased 9.6% to $3.8 million for the three months ended December 31, 1997 from $3.4 million for the comparable 1996 period. The increase was the result of an increase in average balances of 6.1% to $263.2 million for the three months ended December 31, 1997 from $248.0 million for the comparable 1996 period, and an increase in the average rate paid to 5.71% for the 1997 period from 5.53% for the 1996 period. The increase in deposits was primarily due to an increase of 68.5% in money market deposit accounts to $24.2 million for the three months ended December 31, 1997 from $14.4 million for the comparable 1996 period offset by a decrease in average rate paid to 5.21% for the 1997 period from 5.32% for the 1996 period. Money market deposit accounts increased primarily due to aggressive marketing and a competitive rate offered during the three months ended December 31, 1997. Certificate of deposit accounts (including brokered deposits) increased 3.6% to $215.2 million for the three months ended December 31, 1997 from $207.7 million for the 1996 period and an increase in average rate to 6.08% for the 1997 period from 5.88% for the 1996 period. NOW accounts increased 13.4% to $2.6 million for the three months ended December 31, 1997 from $2.3 million for the comparable 1996 period, partially offset by a decrease in average rate paid to 1.68% for the 1997 period from 1.73% for the 1996 period. These increases were partially offset by an average balance decline of 10.2% in passbook accounts to $21.2 million for the three months ended December 31, 1997 from $23.6 million for the comparable 1996 period. The Company's increase in certificates of deposit was the result of aggressive marketing and pricing and the use of brokered certificates of deposit. Of the $227.0 million in the average balance of certificates of deposit for the three months ended September 30, 1997, $91.1 million or 40.1% represented brokered certificates of deposit compared to $78.6 million or 40.5% for the 1996 period. The average rate paid on brokered certificates of deposit increased to 6.13% for the three months ended September 30, 1997 from 5.75% for the comparable 1996 period. The increase was primarily due to management's decision to lengthen the maturities of such deposits during the 1997 period. Interest on borrowings (FHLB advances and reverse repurchase agreements) decreased 10.6% to $1.7 million for the months ended December 31, 1997 from $1.5 million for the comparable 1996 period. The increase was primarily due to the increase in average balances of FHLB advances and reverse repurchase agreements of 6.2% to $108.6 million for the three months ended December 31, 1997 from $102.2 million for the comparable 1996 period and an increase in the average rate paid to 6.25% for the 1997 period from 6.00% for the 1996 period.

PROVISION FOR LOSSES ON LOANS

The provision for losses on loans increased 41.2% to $240,000 for the three months ended December 31, 1997 from $170,000 for the comparable 1996 period. The level of allowance for losses on loans generally is determined by the Bank's historical loan loss experience, the condition and composition of the Bank's loan portfolio, and existing and anticipated general economic conditions. Management anticipates that as the Company's volume of multi-family and commercial/non-residential real estate lending activity continues to increase, the Company will need to build a higher level of allowance for loan losses established through a provision for loan losses.* Based on management's evaluation of the loan portfolio and the increase in gross loans during the three months ended December 31, 1997, the allowance for losses on loans increased 35.7% to $2.1 million at December 31, 1997 compared to $1.5 million at December 31, 1996. This increase was primarily the result of the increase in multi-family, multi-family construction, home equity, commercial real estate and commercial loan components of the gross loan portfolio which carry a greater degree of credit risk as compared to one-to-four family mortgage lending. The ratio of allowance for loan losses to gross loans increased to 0.69% at December 31, 1997 from 0.56% at December 31, 1996, reflecting the continued low level of loans charged off and non-performing loans. The amount of non-performing loans at December 31, 1997 was

$349,000 or .12% of gross loans compared to $623,000 or 0.22% of gross loans at June 30, 1997 and $85,000 or 0.02% of gross loans at December 31, 1996.

NON-INTEREST INCOME

Non-interest income decreased 1.3% to $236,000 for the three months ended December 31, 1997 from $239,000 for the comparable 1996 period. The largest components of the decrease were a decrease in insurance commissions to $4,000 for the three months ended December 31, 1997 compared to $27,000 for the comparable 1996 period and a decrease in service charges on deposit accounts to $109,000 for the three months ended December 31, 1997 from $127,000 for the comparable 1996 period. Offsetting the decreases in non-interest income was an increase in service charges on loans to $90,000 for the three months ended December 31, 1997 compared to $45,000 for the comparable 1996 period, primarily reflecting the increased loan portfolio and loan volume, and an increase in gains on the sale of securities and mortgage-backed and related securities to $9,000 for the three months ended December 31, 1997 from $0 for the comparable 1996 period, reflecting management's decision to sell available-for-sale securities to fund loan demand in the 1997 period.

NON-INTEREST EXPENSE

Non-interest expense increased 4.2% to $1.576 million for the three months ended December 31, 1997 from $1.513 million for the comparable 1996 period.
The increase was primarily due to a increase in FDIC deposit insurance premiums of $56,000 to $45,000 for the three months ended December 31, 1997 from ( $11,000) for the comparable 1996 period, which relates to a one-time refund credit received in the 1996 period. Also, compensation and benefits expense increased $41,000 to $929,000 for the three months ended December 31, 1997 from $888,000 for the comparable 1996 period, and occupancy and equipment expense increased $45,000 to $252,000 for the three months ended December 31, 1997 from $207,000 for the comparable 1996 period. The increase in compensation and benefits expense primarily relates to higher salary levels and an increase in the number of full time equivalent employees. The increase in occupancy and equipment primarily relates to increased purchases of bank equipment. Offsetting the increases in non-interest expense was a decrease in other non-interest expense of $80,000 to $247,000 for the three months ended December 31, 1997 from $327,000 for the 1996 period. The decrease is primarily due to decreases in printing, office supplies, organization dues, legal and other miscellaneous expenses.

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

RESULTS OF OPERATIONS - COMPARISON OF THE SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996

GENERAL

Net income for the six months ended December 31, 1997 increased to $1.4 million from $516,000 for the comparable 1996 period. The increase in net income was primarily due to a one-time after-tax charge of $533,000 to recapitalize SAIF, the FDIC insurance fund which insures deposits of savings associations, in the 1996 period, offset by an after-tax FDIC credit refund of
$83,000.   Net  income for the 1996 period would have been $966,000 excluding the FDIC special assessment and credit refund. Return on average equity increased to 8.88% for the six months ended December 31, 1997 from 3.76% for the comparable 1996 period (or 7.03% excluding the effect of the FDIC assessment). Return on average assets increased to 0.65% for the six months ended December 31, 1997 from 0.27% for the comparable 1996 period (or 0.50% excluding the effect of the FDIC assessment).

NET INTEREST INCOME

The following table presents certain information related to average interest-earning assets and liabilities, net interest rate spread and net interest margin:



                                                          FOR THE SIX MONTHS ENDED DECEMBER 31,
                                             ---------------------------------------------------------------
                                                         1 9 9 7                         1 9 9 6
                                             -------------------------------  ------------------------------

                                                       INTEREST    AVERAGE                 INTEREST  AVERAGE
                                             AVERAGE   EARNED/     YIELD/       AVERAGE    EARNED/   YIELD/
                                             BALANCE     PAID       RATE        BALANCE      PAID     RATE
                                             --------  --------  -----------  -----------  --------  -------
                                                                 (DOLLARS IN THOUSANDS)
ASSETS:
Interest-earning assets:
 Mortgage loans ...........................  $268,940   $11,258         8.37%    $233,840   $ 9,319     7.97%
 Consumer loans ...........................     5,483       368        13.42        6,178       393    12.72
 Commercial loans .........................     5,534       267         9.65            -         -        -
                                             --------   -------                  --------   -------
    Total loans ...........................   279,957    11,893         8.50      240,018     9,712     8.09
 Securities held-to-maturity:
  Mortgage-backed securities ..............    43,661     1,561         7.15       52,755     1,849     7.01
  Mortgage related securities .............    38,344     1,314         6.85       40,988     1,364     6.66
                                             --------   -------                  --------   -------
   Total mortgage-backed
    and related securities ................    82,005     2,875         7.01       93,743     3,213     6.85
 Investment and other securities ..........    11,603       382         6.58        4,636       142     6.13
 Securities available-for-sale ............    25,783       827         6.42       34,394     1,155     6.72
 Federal Home Loan Bank stock .............     5,471       189         6.91        5,135       177     6.89
                                             --------   -------                  --------   -------
   Total interest-earning assets ..........   404,819    16,166         7.99      377,926    14,399     7.62
Non-interest earning assets ...............    11,668                               9,385
                                             --------                            --------
  Total assets ............................  $416,487                            $387,311
                                             ========                            ========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
 NOW accounts .............................  $  2,608        22         1.69%    $  2,313        20     1.73%
 Money market deposit accounts ............    22,877       597         5.22       11,994       312     5.20
 Passbook accounts ........................    21,405       321         3.00       23,808       365     3.07
 Certificates of deposit ..................   220,399     6,722         6.10      200,638     5,858     5.84
                                             --------   -------                  --------   -------
  Total deposits ..........................   267,289     7,662         5.73      238,753     6,555     5.49
Advance payments by borrowers
 for taxes and insurance...................     4,129        61         2.95        4,539        67     2.95
Borrowings ................................   103,358     3,196         6.18      106,260     3,155     5.94
                                             --------   -------                  --------   -------
  Total interest-bearing liabilities ......   374,776    10,919         5.83      349,552     9,777     5.59
Non-interest bearing deposits
 and liabilities ..........................    11,108                              10,296
Shareholders' equity ......................    30,603                              27,463
                                             --------                            --------
  Total liabilities and
   shareholders' equity ...................  $416,487                            $387,311
                                             ========                            ========
Net interest income/interest rate spread ..             $ 5,247         2.16%               $ 4,622     2.03%
                                                        =======        =====                =======     ====
Net earning assets/net interest margin ....  $ 30,043                   2.59%    $ 28,374               2.45%
                                             ========                  =====     ========               ====

Net interest income before provision for losses on loans increased $625,000 or 13.5% to $5.2 million for the six months ended December 31, 1997 from $4.6 million for the comparable 1996 period. Interest income increased $1.8 for the six months ended December 31, 1997, partially offset by an increase in interest expense of $1.2 million. The level of net interest income primarily reflects a 7.1% increase in average interest-earning assets to $404.8 million for the six months ended December 31, 1997 from $377.9 million for the comparable 1996 period, a 5.9% increase in the excess of the Company's average interest-earning assets over average interest-bearing liabilities to $30.0 million for the six months ended December 31, 1997 from $28.4 million for the comparable 1996 period, and an increase in interest rate spread to 2.16% for the six months ended December 31, 1997 from 2.03% for the comparable 1996 period. The increase in interest rate spread was primarily due to the increased proportion of interest earning assets invested in loans which carry higher yields than investment securities and mortgage-backed and related securities.

INTEREST INCOME

Interest income increased 12.3% to $16.2 million for the six months ended December 31, 1997 from $14.4 million for the comparable 1996 period. The increase in interest income was the result of an increase in average interest-earning assets of 7.1% to $404.8 million for the six months ended December 31, 1997 from $377.9 million for the comparable 1996 period and an increase of 37 basis points in the yield on interest-earning assets to 7.99% for the six months ended December 31, 1997 from 7.62% for the comparable 1996 period. Interest income on loans increased 22.5% to $11.9 million for the six months ended December 31, 1997 from $9.7 million for the comparable 1996 period. The increase was the result of a rise in the Company's average gross loans of 16.6% to $280.0 million for the six months ended December 31, 1997 from $240.0 million for the comparable 1996 period, and an increase in average yield to 8.50% for the six months ended December 31, 1997 from 8.09% for the comparable 1996 period. Gross loans increased primarily as a result of the Company retaining substantially all of its adjustable and fixed rate loan originations and purchasing more loans in the secondary market. The increase in yield is attributable to the upward adjustment in rate on existing adjustable-rate loans and to the higher yields paid on the multi-family and commercial components of the loan portfolio. At December 31, 1997, the multi-family and commercial components of the company's loan portfolio totaled $90.7 million, or 30.5% of the total loan portfolio, compared to $50.1 million, or 18.4% of the total loan portfolio at December 31, 1996. Interest income on mortgage-backed securities decreased 15.6% to $1.6 million for the six months ended December 31, 1997 from $1.8 million for the comparable 1996 period. The decrease was primarily due to a decrease in average balances to $43.7 million for the six months ended December 31, 1997 from $52.8 million for the comparable 1996 period offset by a increase in average yield to 7.15% for the
1997 period from 7.01% for the 1996 period.   Interest income on
mortgage-related securities decreased 3.7% to $1.3 million for the six months ended December 31, 1997 from $1.4 million for the comparable 1996 period. The decrease was primarily due to a decrease in average balances to $38.3 million for the six months ended December 31, 1997 from $41.0 million for the comparable 1996 period, partially offset by a increase in average yield to 6.85% for the six months ended December 31, 1997 from 6.66% for the comparable 1996 period. The increase in average yield on mortgage-backed and mortgage related securities was primarily due to the upward adjustment in rate on the adjustable rate securities of this portfolio and the decreased amount of fixed rate mortgage-related securities at lower interest rates during the six months ended December 31, 1997. The decline in average balances of mortgage-backed and related securities is due to management's decision to increase the loans receivable portfolio. Interest income on investment securities and securities available-for-sale decreased 6.8% to $1.2 million for the six months ended December 31, 1997 from $1.3 million for the comparable 1996 period. The decrease was primarily due to a decrease in average balance to $37.4 million for the six months ended December 31, 1997 from $39.0 million for the 1996 period and a decrease in average yield to 6.47% for the 1997 period from 6.65% for the 1996 period. The lower average yield was primarily attributable to the decreased balances of investment and other securities invested at lower short-term interest rates than existed during the 1997 period as compared to the 1996 period.

INTEREST EXPENSE

Interest expense increased 11.7% to $10.9 million for the six months ended December 31, 1997 from $9.8 million for the comparable 1996 period. The increase was the result of an 7.2% increase in the average amount of interest-bearing liabilities to $374.8 million for the six months ended December 31, 1997 compared to $349.6 million for the comparable 1996 period and an increase in the average rate paid on interest-bearing liabilities to 5.83% for the 1997 period from 5.59% for the 1996 period. The increased balances of certificates of deposit (including brokered deposits), money market deposit accounts and borrowings at higher average interest rates was the primary reason for the increase in the average rate paid on the interest-bearing liabilities for the six months ended December 31, 1997 as compared to the comparable 1996 period. Interest expense on deposits increased 16.9% to $7.7 million for the six months ended December 31, 1997 from $6.6 million for the comparable 1996 period. The increase was the result of an increase in average balances of 11.6% to $267.3 million for the six months ended December 31, 1997 from $238.8 million for the comparable 1996 period, and an increase in the average rate paid to 5.73% for the 1997 period from 5.49% for the 1996 period. The increase in deposits was primarily due to an increase of 9.8% in certificates of deposit (including brokered deposits) to $220.4 million for the six months ended December 31, 1997 from $200.6 million for the 1996 period and a increase in average rate to 6.10% for the 1997 period from 5.84% for the 1996 period. Money market deposit accounts increased 90.7% to $22.9 million for the six months ended December 31, 1997 from $12.0 million for the comparable 1996 period and increase in average rate paid to 5.22% for the 1997 period from 5.20% for the 1996 period. Money market deposit accounts increased primarily due to aggressive marketing and a competitive rate offered during the three months ended December 31, 1997. NOW accounts increased 12.8% to $2.6 million for the six months ended December 31, 1997 from $2.3 million for the comparable 1996 period, partially offset by a decrease in average rate paid to 1.69% for the 1997 period from 1.73% for the 1996 period. These increases were partially offset by an average balance decline of 10.1% in Passbook accounts to $21.4 million for the three months ended December 31, 1997 from $23.8 million for the comparable 1996 period. The Company's increase in certificates of deposit was the result of aggressive marketing and pricing and the use of brokered certificates of deposit. Of the $220.4 million in the average balance of certificates of deposit for the six months ended December 31, 1997, $91.1 million or 40.1% represented brokered certificates of deposit compared to $78.6 million or 40.5% for the 1996 period. The average rate paid on brokered certificates of deposit increased to 6.13% for the six months ended December 31, 1997 from 5.75% for the comparable 1996 period. The increase was primarily due to management's decision to lengthen the maturities of such deposits during the 1997 period. Interest on borrowings (FHLB advances and reverse repurchase agreements) increased 1.3% to $3.196 million for the six months ended December 31, 1997 from $3.155 million for the comparable 1996 period. The increase was primarily due to the increase in average rate paid to 6.18% for the six months ended December 31, 1997 from 5.94% for the 1996 period offset by a decrease in average balance to $103.4 million for the six months ended December 31, 1997 from $106.3 million for the comparable 1996 period.

PROVISION FOR LOSSES ON LOANS

The provision for losses on loans increased 24.3% to $440,000 for the six months ended December 31, 1997 from $354,000 for the comparable 1996 period. For a discussion of the factors considered by management in determining the appropriate level of allowance for losses on loans to be established through a provision for losses on loans, see comments under "Provision for Losses on Loans" contained in the section entitled, "Results of Operations - Comparison of the Three Months Ended December 31, 1997 and 1996."

NON-INTEREST INCOME

Non-interest income decreased 8.6% to $436,000 for the six months ended December 31, 1997 from $477,000 for the comparable 1996 period. The largest components of the decrease were a decrease in insurance commissions to $8,000 for the six months ended December 31, 1997 compared to $48,000 for the comparable 1996 period, a decrease in service charges on deposit accounts to $223,000 for the six months ended December 31, 1997 from $256,000 for the comparable 1996 period and a decrease in gains on the sale of securities and mortgage-backed and related securities to ($8,000) for the six months ended December 31, 1997 from $7,000 for the 1996 period. Offsetting the decreases in non-interest income was an increase in service charges on loans to $135,000 for the six months ended December 31, 1997 compared to $79,000 for the comparable 1996 period, primarily reflecting the increased loan portfolio and loan volume and an increase in gains on the sale of loans to $23,000 for the six months ended December 31, 1997 from $13,000 for the comparable 1996 period.

NON-INTEREST EXPENSE

Non-interest expense decreased 19.9% to $3.2 million for the six months ended December 31, 1997 from $3.9 million for the comparable 1996 period. The decrease was primarily due to a decrease in FDIC deposit insurance premiums of $916,000 to $88,000 for the six months ended December 31, 1997 from $1.0 for the comparable 1996 period, which relates to a FDIC industry-wide special assessment of $877,000 offset by a refund credit of $137,000. Also, other non-interest expense decreased $45,000 to $533,000 for the six months ended December 31, 1997 from $578,000 for the 1996 period. The decrease is primarily due to decreases in printing, office supplies, organization dues, legal and other miscellaneous expenses. Offsetting the decreases in non-interest expense was an increase in compensation and benefits of $124,000 to $1.9 million for the six months ended December 31, 1997 from $1.8 million for the 1996 period. The increase in compensation and benefits expense primarily relates to higher salary levels and an increase in the number of full-time equivalent employees. Also, occupancy and equipment expense increased $45,000 to $495,000 for the six months ended December 31, 1997 from $445,000 for the 1996 period. The increase in occupancy and equipment primarily relates to increased purchases of bank equipment.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A derivative financial instrument includes futures, forwards, interest rate swaps, option contracts and other financial instruments with similar characteristics. The Company currently does not enter into futures, forwards, swaps or options. However, the Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist primarily of commitments to extend credit. These instruments involve to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and may require collateral from the borrower if deemed necessary by the Company.

The information required herein pursuant to Item 305 of Regulation S-K is incorporated by reference in sections entitled "Liquidity and Capital Resources" from pages 12 to 13 and "Asset/Liability Management" from pages 14 to 15 hereof.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Shareholders of the Company was held on October 30, 1997. There were 1,442,950 shares of Common Stock of the Company entitled to vote at the Annual Meeting, and 1,197,530 shares present at the meeting by holders thereof in person or by proxy, which constituted a quorum. The following is a summary of the results of the votes:


                                                                                      NUMBER OF VOTES
                                                                     -------------------------------------------
                                                                                  Against or           Broker
                                                                         For      Withheld    Abstain  Non-Votes
                                                                     -----------  ----------  -------  ---------
         Nominees for Director for
          Three-Year Term Expiring in 2000
                James D. Smessaert .................                   1,184,155      13,375        -          -

         Approval of amendment to the
          Hallmark Capital Corp. 1993
          Incentive Stock Option Plan ..............                     793,901      84,008   43,692    275,929

         Approval of amendment to the
          Hallmark Capital Corp. 1993
          Stock Option Plan for Outside Directors ..                     781,783      94,896   44,922    275,929

         Ratification of KPMG Peat Marwick LLP
          as independent auditors for
          fiscal year ending June 30, 1998 .........                   1,163,888      21,868   11,774          -


          The continuing directors of the Company include: Peter A. Gilbert, Reginald M. Hislop III, Floyd D. Brink, Charles E. Rickheim and Donald A. Zellmer.

ITEM 5.   OTHER INFORMATION

          The Company declared a two-for one stock split in the form of a 100% stock dividend on October 30, 1997. Shareholders received one additional share of common stock for each share of common stock owned as of the record date, November 10, 1997. As a result of the stock split, the number of shares of common stock outstanding increased to 2,993,608 from 1,442,950.

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



                             Hallmark Capital Corp.
                             ----------------------
                                  (Registrant)

Date:  February 11, 1998     /s/   James D. Smessaert
                             -----------------------------
                                   James D. Smessaert
                                   Chairman of the Board
                                   Chief Executive Officer



Date:  February 11, 1998     /s/   Arthur E. Thompson
                             -----------------------------
                                   Arthur E. Thompson
                                   Chief Financial Officer

                                 EXHIBIT INDEX




Exhibit No.                  Description
-----------                  -----------
     27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.