Form 10-Q
period 1998-03-31
HALLMARK CAPITAL CORP
filed 1998-05-13
CIK 910522

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


  For Quarter Ended March 31, 1998               Commission File Number 0-22224

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


                               (1) Yes [X] No [ ]
                               (2) Yes [X] No [ ]


The number of shares outstanding of the issuer's common stock, par value $1.00 per share, was 2,933,608 at May 12, 1998, the latest practicable date.

                      HALLMARK CAPITAL CORP. AND SUBSIDIARY
                                    FORM 10-Q


Part I.  Financial Information

         Item 1.  Financial Statements (unaudited):


                  Consolidated Statements of Financial Condition
                     as of March 31, 1998 (unaudited) and June 30, 1997...................................       1

                  Consolidated Statements of Income for the Three and Nine Months
                     Ended March 31, 1998 and 1997 (unaudited)............................................       2

                  Consolidated Statements of Shareholders' Equity for the Nine Months
                     Ended March 31, 1998 and 1997 (unaudited)............................................       3

                  Consolidated Statements of Cash Flows for the Nine Months
                     Ended March 31, 1998 and 1997 (unaudited)............................................       4

                  Notes to Consolidated Financial Statements (unaudited)..................................       6


         Item 2.  Management's Discussion and Analysis of Financial Condition
                     and Results of Operations............................................................      11


         Item 3.  Quantitative and Qualitative Disclosure About Market Risk...............................      28


Part II. Other Information

         Item 1.  Legal Proceedings.......................................................................      29

         Item 2.  Changes in Securities...................................................................      29

         Item 3.  Defaults Upon Senior Securities.........................................................      29

         Item 4.  Submission of Matters to a Vote of Security Holders.....................................      29

         Item 5.  Other Information.......................................................................      29

         Item 6.  Exhibits and Reports on Form 8-K........................................................      29

                  Signature Page..........................................................................      30



                      HALLMARK CAPITAL CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 (In thousands)


                                                                                 MARCH 31,            JUNE 30,
                                                                                   1998                1997
                                                                           --------------------   ------------
ASSETS                                                                          (Unaudited)

Cash and non-interest bearing deposits.....................................      $  3,582              $  3,859
Interest-bearing deposits..................................................        14,894                 4,896
                                                                                 --------              --------
Cash and cash equivalents..................................................        18,476                 8,755

Securities available-for-sale (at fair value):
  Investment securities....................................................         7,378                18,137
  Mortgage-backed and related securities...................................        22,558                11,381
Securities held-to-maturity:
  Investment securities (fair value - $483 at
    March 31, 1998 and $780 at June 30, 1997)..............................           483                   780
  Mortgage-backed and related securities (fair value -
    $74,983 at March 31, 1998; $86,149 at June 30, 1997)...................        73,730                85,430
Loans receivable, net......................................................       283,390               273,556
Investment in Federal Home Loan Bank stock, at cost........................         6,033                 5,279
Foreclosed properties, net.................................................            11                    20
Office properties and equipment............................................         5,626                 3,091
Prepaid expenses and other assets..........................................         3,269                 3,391
                                                                                 --------              --------
          Total assets.....................................................      $420,954              $409,820
                                                                                 ========              ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Deposits.................................................................      $275,772              $281,512
  Notes payable to Federal Home Loan Bank..................................       108,073                92,073
  Advance payments by borrowers for taxes and insurance....................         1,742                 3,485
  Accrued interest on deposit accounts and other borrowings................         1,463                 1,578
  Accrued expenses and other liabilities...................................         1,562                 1,500
                                                                                 --------              --------
          Total liabilities................................................      $388,612              $380,148

Shareholders' Equity:
  Preferred stock, $1.00 par value; authorized 2,000,000 shares;
    none outstanding.......................................................             -                     -
  Common stock, $1.00 par value; authorized 6,000,000 shares;
    issued 3,162,500 shares; outstanding 2,933,608 shares at
    March 31, 1998 and 2,885,900 shares at June 30, 1997...................         1,581                 1,581
  Additional paid-in capital...............................................        10,792                10,603
  Unearned ESOP compensation...............................................          (551)                 (632)
  Unearned restricted stock award..........................................          (145)                 (208)
  Net unrealized depreciation on securities available for sale.............           (37)                 (225)
  Treasury stock, at cost:  228,892 shares at March 31, 1998
    and 276,600 shares at June 30, 1997....................................        (1,385)               (1,592)
  Retained earnings, substantially restricted..............................        22,087                20,145
                                                                                 --------              --------
          Total shareholders' equity.......................................      $ 32,342              $ 29,672
                                                                                 --------              --------
          Total liabilities and shareholders' equity.......................      $420,954              $409,820
                                                                                 ========              ========


           See accompanying Notes to Consolidated Financial Statements

                      HALLMARK CAPITAL CORP. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except for per share data)
                                   (Unaudited)


                                                                             Three Months Ended       Nine Months Ended
                                                                                  March 31,                March 31,
                                                                             -----------------        ------------------
                                                                               1998      1997          1998       1997
INTEREST INCOME:                                                             -------    ------        ------    --------
     Loans receivable..................................................      $ 6,016   $ 5,364      $ 17,909    $ 15,076
     Mortgage-backed and related securities ...........................        1,533     1,765         4,737       5,543
     Securities and interest-bearing deposits..........................          394       451         1,463       1,360
                                                                             -------   -------      --------    --------
               Total interest income...................................        7,943     7,580        24,109      21,979

INTEREST EXPENSE:
     Deposits..........................................................        3,565     3,576        11,227      10,131
     Advance payments by borrowers for taxes and insurance.............            7         8            68          75
     Notes payable and other borrowings................................        1,687     1,526         4,883       4,681
                                                                             -------   -------      --------    --------
               Total interest expense..................................        5,259     5,110        16,178      14,887
                                                                             -------   -------      --------    --------
     Net interest income...............................................        2,684     2,470         7,931       7,092
     Provision for losses on loans.....................................          200       150           640         504
                                                                             -------   -------      --------    --------
     Net interest income after provision for losses on loans...........        2,484     2,320         7,291       6,588

NON-INTEREST INCOME:
     Service charges on loans..........................................           67        55           202         134
     Service charges on deposit accounts...............................          100       113           323         369
     Loan servicing fees, net..........................................           18        21            58          65
     Insurance commissions.............................................           10        30            18          78
     Gain (loss) on sale of securities and
         mortgage-backed and related securities, net...................           --         -            (8)          7
     Gain on sale of loans.............................................          114         1           137          14
     Other income......................................................           56        17            71          47
                                                                             -------   -------      --------    --------
               Total non-interest income...............................          365       237           801         714

NON-INTEREST EXPENSE:
     Compensation and benefits.........................................          994       878         2,880       2,640
     Marketing.........................................................          120        79           274         229
     Occupancy and equipment...........................................          327       260           822         705
     Deposit insurance premiums........................................           45        41           133       1,045
     Other non-interest expense........................................          325       285           858         863
                                                                             -------   -------      --------    --------
               Total non-interest expense..............................        1,811     1,543         4,967       5,482
                                                                             -------   -------      --------    --------
     Income before income taxes........................................        1,038     1,014         3,125       1,820
     Income taxes......................................................          359       349         1,087         639
                                                                             -------   -------      --------    --------
          Net income...................................................      $   679   $   665      $  2,038    $  1,181
                                                                             =======   =======      ========    ========
          Earnings per share - (basic) ................................      $  0.24   $  0.25      $   0.74    $   0.44
                                                                             =======   =======      ========    ========
          Earnings per share - (diluted) ..............................      $  0.22   $  0.23      $   0.68    $   0.41
                                                                             =======   =======      ========    ========





     See accompanying Notes to Consolidated Financial Statements (unaudited)

                      HALLMARK CAPITAL CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                              Additional    Unearned    Unearned
                                                   Common      Paid-In      ESOP       Restricted
                                                    Stock       Capital  Compensation    Stock
                                                   -----      ---------  -----------   ----------
NINE MONTHS ENDED MARCH 31, 1998

Balance at June 30, 1997 ......................   $  1,581   $ 10,603   ($632)         ($208)
Net income ....................................        -          -       -              -
Amortization of unearned ESOP and
  restricted stock award compensation .........        -          189      81             63
Exercise of stock options (47,708 shares issued
  in connection with 55,340 options exercised)         -          -       -              -
Unrealized appreciation on securities
  available for sale, net of tax benefit ......        -          -       -              -
                                                  --------   --------   -----          -----
Balance at March 31, 1998 .....................   $  1,581   $ 10,792   ($551)         ($145)
                                                  ========   ========   =====          =====


NINE MONTHS ENDED MARCH 31, 1997
Balance at June 30, 1996 ......................   $  1,581   $ 10,465   ($740)         ($334)
Net income ....................................        -          -       -              -
Amortization of unearned ESOP and
  restricted stock award compensation .........        -           92      81            105
Unrealized appreciation on securities
  available for sale, net of tax benefit ......        -          -       -              -
                                                  --------   --------   -----          -----
Balance at March 31, 1997 .....................   $  1,581   $ 10,557   ($659)         ($229)
                                                  ========   ========   =====          =====

                                                     Unrealized
                                                      Gains        Treasury   Retained
                                                     (Losses)       Stock     Earnings    Total
                                                     ---------    ---------  ---------    -----
NINE MONTHS ENDED MARCH 31, 1998
Balance at June 30, 1997 ......................     ($225)     ($ 1,592)     $ 20,145    $ 29,672
Net income ....................................       -             -           2,038       2,038
Amortization of unearned ESOP and
  restricted stock award compensation .........       -             -             -           333
Exercise of stock options (47,708 shares issued
  in connection with 55,340 options exercised)        -             207           (96)        111
Unrealized appreciation on securities
  available for sale, net of tax benefit ......       188           -             -           188
                                                    -----      --------      --------    --------
Balance at March 31, 1998 .....................     ($ 37)     ($ 1,385)     $ 22,087    $ 32,342
                                                    =====      ========      ========    ========


NINE MONTHS ENDED MARCH 31, 1997
Balance at June 30, 1996 ......................     ($595)     ($ 1,592)     $ 18,226    $ 27,011
Net income ....................................       -             -           1,181       1,181
Amortization of unearned ESOP and
  restricted stock award compensation .........       -             -             -           278
Unrealized appreciation on securities
  available for sale, net of tax benefit ......       136           -             -           136
                                                   ------      --------      --------    --------
Balance at March 31, 1997 .....................     ($459)     ($ 1,592)     $ 18,742    $ 28,606
                                                   ======      ========      ========    ========


     See accompanying Notes to Consolidated Financial Statements (unaudited)

                      HALLMARK CAPITAL CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                          NINE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                --------------------------------
                                                                                     1998                   1997
                                                                                --------------          --------
                                                                                           (IN THOUSANDS)
OPERATING ACTIVITIES
Net Income..................................................................     $  2,038                $  1,181
Adjustments to reconcile net income to cash
provided by operating activities:
  Provision for losses on loans and real estate.............................          640                     504
  Provision for depreciation and amortization...............................          234                     200
  Net (gain) loss on sales of investments and
    mortgage-backed and related securities..................................            8                      (7)
  Net gain on sale of loans.................................................         (137)                    (14)
  Amortization of unearned ESOP and restricted stock awards.................          333                     278
  Loans originated for sale.................................................      (10,086)                   (988)
  Sales of loans originated for sale........................................       10,086                     988
  Decrease in prepaid expenses and other assets.............................          122                     250
  Other adjustments.........................................................         (115)                    388
                                                                                 --------                --------
Net cash provided by operating activities...................................        3,123                   2,780
                                                                                 --------                --------

INVESTING ACTIVITIES
Proceeds from the sale of securities available-for-sale.....................       20,881                   1,454
Proceeds from the maturity of securities available-for-sale.................        4,000                     500
Purchases of securities available-for-sale..................................      (28,961)                 (1,950)
Proceeds from sale of investment securities held-to-maturity................            -                     435
Proceeds from maturities of investment securities held-to-maturity..........          297                     198
Purchases of mortgage-backed and related securities.........................         (352)                      -
Principal collected on mortgage-backed and related securities...............       15,959                  15,287
Net increase in loans receivable............................................      (10,604)                (48,153)
Proceeds from sales of foreclosed properties................................          273                      15
Purchase of Federal Home Loan Bank stock....................................         (754)                   (435)
Purchases of office properties and equipment, net...........................       (2,769)                   (302)
                                                                                 --------                --------
Net cash used in investing activities.......................................      ( 2,030)                (32,951)
                                                                                 --------                --------

FINANCING ACTIVITIES
Net increase (decrease) in deposits.........................................       (5,740)                 39,615
Proceeds from long-term notes payable to Federal Home Loan Bank.............       30,000                  20,000
Net decrease in short-term notes payable to
  Federal Home Loan Bank....................................................            -                 (13,300)
Net decrease in long-term notes payable to Federal Home Loan Bank...........      (14,000)                 (3,000)
Net decrease in securities sold under agreements to repurchase..............            -                 (11,568)
Exercise of stock options...................................................          111                       -
Net decrease in advance payments by borrowers for
  taxes and insurance.......................................................       (1,743)                 (1,649)
                                                                                 --------                --------
Net cash provided by financing activities...................................        8,628                  30,098
                                                                                 --------                --------
Increase (decrease) in cash and cash equivalents............................        9,721                     (73)
Cash and cash equivalents at beginning of period............................        8,755                   4,825
                                                                                 --------                --------
Cash and cash equivalents at end of period..................................     $ 18,476                $  4,752
                                                                                 ========                ========


     See accompanying Notes to Consolidated Financial Statements (unaudited)

                      HALLMARK CAPITAL CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                          NINE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                   ---------------------------
                                                                                        1998              1997
                                                                                   --------------     --------

                                                                                            (IN THOUSANDS)
Supplemental disclosures of cash flow information:
Interest paid (including amounts credited to deposit accounts) ..............       $16,366           $14,756

Income taxes paid ...........................................................        $1,345              $757


Non-cash transactions:

Loans transferred to foreclosed properties ..................................          $267               $24



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

The results of operations and other data for the three and nine months ended March 31, 1998 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 1998.

The unaudited consolidated financial statements include the accounts of Hallmark Capital Corp. (the "Company") and its wholly-owned subsidiary, West Allis Savings Bank and subsidiaries (the "Bank") as of and for the three and nine months ended March 31, 1998. All material intercompany accounts and transactions have been eliminated in consolidation.

The Company declared a two-for one stock split in the form of a 100% stock dividend on October 30, 1997. Shareholders received one additional share of common stock for each share of common stock owned as of the record date, November 10, 1997. As a result of the stock split, the number of shares of common stock outstanding increased to 2,993,608 from 1,442,950.

(2)  STOCK BENEFITS AND INCENTIVE PLANS

At March 31, 1998, the Company has reserved 436,936 shares of common stock for non-qualified stock option plans for employees and directors. With respect to options which have not been granted, the option exercise price cannot be less than the fair market value of the underlying common stock as of the date of option grant, and the maximum term cannot exceed ten years. The following is a summary of stock option activity for the nine months ended March 31, 1998:


                                                                              SHARES UNDER          OPTION PRICE
                                                                                 OPTION               PER SHARE
                                                                                 ------               ---------
Outstanding and exercisable at June 30, 1997.............................        346,614           $4.00 - $7.625
    Exercised............................................................        (55,340)                   $4.00
                                                                                 --------          --------------
Outstanding and exercisable at March 31, 1998............................        291,274           $4.00 - $7.625

(3)  EARNINGS PER SHARE

Basic earnings per share of common stock for the three and nine months ended March 31, 1998 have been computed by dividing net income for the period by the weighted average number of shares of common stock reduced by ungranted restricted stock and uncommitted ESOP shares. Diluted earnings per share is calculated by dividing net income by the sum of the weighted average shares used in the basic earnings per share calculation plus the effect of dilutive stock options. The effect of dilutive stock options is calculated using the treasury stock method. The computation of earnings per share is as follows:

                                                            For the Three Months              For the Three Months
                                                             Ended March 31, 1998             Ended March 31, 1997
                                                           -----------------------         ------------------------
                                                           Basic          Diluted           Basic           Diluted
                                                           -----          -------           ------          -------
Weighted average common shares outstanding...........    2,933,608       2,933,608        2,885,900       2,885,900
Ungranted restricted stock...........................      (18,462)        (18,462)         (18,462)        (18,462)
Uncommitted ESOP shares..............................     (145,475)       (145,475)        (168,666)       (168,666)
Common stock equivalents due to
   dilutive effect of stock options..................            -         249,382                -         173,772
                                                        ----------      ----------       ----------      ----------

Total weighted average common shares
        and equivalents outstanding..................    2,769,671       3,019,053        2,698,772       2,872,544
                                                        ==========      ==========       ==========      ==========
        Net income for period........................     $679,000        $679,000         $665,000        $665,000
        Earnings per share...........................        $0.24           $0.22            $0.25           $0.23
                                                        ==========      ==========       ==========      ==========


                                                              For the Nine Months              For the Nine Months
                                                              Ended March 31, 1998            Ended March 31, 1997
                                                            ----------------------            ---------------------
                                                            Basic         Diluted            Basic          Diluted
                                                            -----         -------            -----          -------
     Weighted average common shares outstanding......    2,912,916       2,912,916        2,885,900       2,885,900
     Ungranted restricted stock......................      (18,462)        (18,462)         (18,462)        (18,462)
     Uncommitted ESOP shares.........................     (145,475)       (145,475)        (168,666)       (168,666)
     Common stock equivalents due to
        dilutive effect of stock options.............            -         237,830                -         163,334
                                                        -----------     ----------       -----------     ----------

     Total weighted average common shares
        and equivalents outstanding..................    2,748,979       2,986,809        2,698,772       2,862,106
                                                        ==========      ==========       ==========      ==========
        Net income for period........................   $2,038,000      $2,038,000       $1,181,000      $1,181,000
        Earnings per share...........................        $0.74           $0.68            $0.44           $0.41
                                                        ==========      ==========       ==========      ==========

(4)  COMMITMENTS AND CONTINGENCIES

Commitments to originate mortgage loans of $2.5 million at March 31, 1998 represent amounts which the Bank expects to fund during the quarter ending June 30, 1998. At March 31, 1998, there were commitments of $800,000 to sell fixed-rate mortgage loans in the secondary market. The Bank had unissued credit under existing home equity line-of-credit loans and credit card lines of $14.5 million and $8.3 million, respectively, as of March 31, 1998. Also, the Bank had unused credit under existing commercial line-of-credit loans of $5.8 million at March 31, 1998. The Bank had no commitments to purchase adjustable-rate or fixed-rate mortgage-backed and related securities as of March 31, 1998.

(5)  REGULATORY CAPITAL ANALYSIS

The Company and Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company's and Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt and corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of the Company's and Bank's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's and Bank's capital amounts and classification also are subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of March 31, 1998, that the Company and Bank meets all capital adequacy requirements to which it is subject.

As of March 31, 1998, the Company and Bank are well capitalized as defined by regulatory standards. To be categorized as well capitalized, the Company and Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Company's and Bank's category.

The Company's and Bank's actual capital amounts and ratios are presented in the tables below.



                                                                                          TO BE WELL CAPITALIZED
                                                                      FOR CAPITAL         UNDER PROMPT CORRECTIVE
                                                 ACTUAL            ADEQUACY PURPOSES         ACTION PROVISIONS
                                             ----------------      -----------------      ---------------------
                                             AMOUNT     RATIO      AMOUNT      RATIO        AMOUNT        RATIO
                                             ------     -----      ------      -----        ------        -----
                                                                (DOLLARS IN THOUSANDS)
As of March 31, 1998:
   Tier I Capital Leverage (to Average Assets):
     Consolidated........................   $32,362    7.84%       $12,375     3.00%         $20,626      5.00%
     West Allis Savings Bank.............    29,006    7.05         12,347     3.00           20,579      5.00
   Tier I Capital (to Risk-Weighted Assets):
     Consolidated........................    32,362   12.94         10,005     4.00           15,008      6.00
     West Allis Savings Bank.............    29,006   11.62          9,981     4.00           14,972      6.00
   Total Capital (to Risk-Weighted Assets):
     Consolidated........................    34,579   13.82         20,011     8.00           25,013     10.00
     West Allis Savings Bank.............    31,223   12.51         19,962     8.00           24,953     10.00

As a state-chartered savings bank, the Bank also is subject to a minimum regulatory capital requirement of the State of Wisconsin. At March 31, 1998, on a fully-phased-in basis of 6.0%, the Bank had actual capital of $31,203,000 with a required amount of $25,389,000, for excess capital of $5,814,000.

(6)  LOANS RECEIVABLE

Loans receivable are summarized as follows:


                                                              MARCH 31,                   JUNE 30,
                                                                1998                        1997
                                                           -------------              ------------
                                                                          (IN THOUSANDS)
                                                                                                          Increase
                                                         Amount     Percent      Amount      Percent     (Decrease)
                                                         -----      -------      ------      -------      ---------
Real estate mortgage loans:
    Residential one-to-four family...................   $159,251      54.8%      $167,511      58.6%       $(8,260)
    Home equity......................................     25,472       9.0%        25,297       8.8%           175
    Residential multi-family.........................     33,694      10.1%        27,616       9.7%         6,078
    Commercial real estate...........................     29,871      10.1%        21,693       7.6%         8,178
    Residential construction.........................     14,635       2.9%        27,003       9.4%       (12,368)
    Other construction and land......................     18,674       8.0%         7,385       2.6%        11,289
                                                        --------    -------      --------     ------       -------
         Total real estate mortgage loans............    281,597      94.9%       276,505      96.7%         5,092

Consumer-related loans:
     Automobile......................................        800       0.3%         1,195       0.4%          (395)
    Credit card......................................      2,890       1.0%         2,730       1.0%           160
    Other consumer loans.............................      1,570       0.6%         1,950       0.7%          (380)
                                                        --------    -------      --------     ------       -------
         Total consumer-related loans................      5,260       1.9%         5,875       2.1%          (615)
                                                        --------    -------      --------     ------       -------

Commercial loans.....................................      8,429       3.2%         3,471       1.2%         4,958
                                                        --------    -------      --------     ------       -------
         Gross loans.................................    295,286     100.0%       285,851     100.0%         9,435

Accrued interest receivable..........................      1,741                    1,694

Less:
    Undisbursed portion of loan proceeds.............    (11,089)                 (11,998)
    Deferred loan fees...............................       (327)                    (197)
    Unearned interest................................         (4)                     (32)
    Allowances for loan losses.......................     (2,217)                  (1,762)
                                                        --------                 --------
                                                        $283,390                 $273,556

Loans serviced for investors totaled $27.5 million and $30.0 million at March 31, 1998 and June 30, 1997, respectively.

(7)  NOTES PAYABLE AND OTHER BORROWINGS

Notes payable and other borrowings are summarized as follows (dollars in thousands):




                                               MARCH 31, 1998                      JUNE 30, 1997
                                      --------------------------------        -------------------------
                                                         WEIGHTED                           WEIGHTED
                                                          AVERAGE                           AVERAGE
                             MATURITY       AMOUNT         RATE                 AMOUNT       RATE
                             --------       ------       --------               ------     --------
Advances from
  Federal Home Loan Bank       1997       $      -            -                $25,000       5.62%
                               1998         19,000         5.61%                23,000       6.16
                               1999         21,000         6.63                 18,012       6.37
                               2000         22,012         6.24                  8,000       6.34
                               2001          3,000         5.91                 15,000       5.95
                               2002         28,500         5.61                      -          -
                               2003          3,061         5.60                  3,061       5.60
                               2004          5,000         6.32                      -          -
                               2007          6,500         6.52                      -          -
                                          --------                             -------
                                          $108,073         6.03%               $92,073       6.02%
                                          ========        =====                =======       ====


FHLB advances totaled $108.1 million or 100.0% and $92.1 million or 100.0% of total borrowings at March 31, 1998 and June 30, 1997, respectively. The Company is required to maintain as collateral unencumbered one-to-four family mortgage loans in its portfolio such that the outstanding balance of FHLB advances does not exceed 60% of the book value of this collateral. The Company had delivered mortgage-backed securities with a carrying value of $32.7 million and $19.7 million at March 31, 1998 and June 30, 1997, respectively. In addition, all FHLB advances are collateralized by all Federal Home Loan Bank stock and are subject to prepayment penalties. The Company's unused advance line with the Federal Home Loan Bank was $12.6 million at March 31, 1998. FHLB variable rate term borrowings consist of $3.0 million tied to the one-month LIBOR, and $3.0 million tied to the six-month LIBOR index.

The Company had no liabilities recorded under agreements to repurchase identical securities or substantially identical securities at March 31, 1998 and June 30, 1997.

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

GENERAL

Hallmark Capital Corp. (the "Company") is the holding company for West Allis Savings Bank (the "Bank"), a Wisconsin state-chartered savings bank. The Bank's principal business consists of attracting funds in the form of deposits and other borrowings and investing such funds in residential real estate loans, mortgage-backed and related securities and various types of consumer and commercial loans. In order to maximize shareholder value, the Company continues to pursue a strategy of effectively utilizing the capital acquired in the Bank's conversion from mutual to stock form and the Company's initial public offering consummated in December 1993 (the "Conversion"). The Company believes that its effective utilization of capital is best achieved through the growth of the Company's business. This growth is to be achieved primarily through the expansion of the Company's asset base and diversification of the Company's portfolio into higher yielding assets. At the end of December 1997, the Company purchased a former Security Bank site in Glendale, Wisconsin. The Company is currently evaluating various possibilities to utilize the location as administrative offices and as a full-service banking operation in the later part of 1999.

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

In fiscal 1998, the Company continues to implement the second phase of its strategic plan by slowing the rate of growth of its asset base and focusing on asset portfolio diversification.* This is accomplished by increasing the origination and purchase of multi-family real estate, commercial real estate and commercial/industrial business loans, combined with the growth of the commercial lending division.* The Company is also increasing sales of one-to-four family mortgage loans in the secondary market, including selling seasoned and recently originated one-to-four family mortgage loans in order to provide liquidity for the funding of higher-yielding loan originations and purchases, increase non-interest income and maintain adequate levels of capital.* The Company anticipates that increased sales of one-to-four family loans will decrease the proportion of the gross loan portfolio represented by such loans, will increase non-interest income as a result of increased gains on the sales of such loans, and will further lessen the Company's negative gap position as such loans are replaced by higher-yielding, adjustable rate assets, including multi-family, commercial real estate and commercial loans.* Portfolio diversification in fiscal 1998 also includes continued purchases of loans or participation interests in loans originated by other lenders both within and outside of its primary lending area.* Loans purchased, or participation interests purchased, which relate to properties located outside of the Company's primary lending area consist primarily of multi-family, commercial real estate, multi-family construction and commercial real estate construction loans.* In deciding whether or not to purchase a loan or participation interest in a loan originated outside of the Company's primary lending area, management of the Company has applied, and continues to apply, underwriting guidelines which are at least as strict as those applicable to the origination of similar loans within its primary lending area.

The Company is funding its asset portfolio diversification in fiscal 1998 by a combination of retail deposits, brokered deposits, borrowings, principal repayments on one-to-four family mortgage loans, the sale of one-to-four family mortgage loans in the secondary market, the maturity and sale of mortgage-backed and related securities and FHLB advances.*

The increase in the level of the allowance for losses on loans during fiscal 1997 and 1998 was primarily the result of increases in the commercial, home equity and commercial real estate loan portfolios. Loans secured by multi-family and commercial real estate and commercial business assets generally involve a greater degree of credit risk than one-to-four family loans and carry larger balances. The increased credit risk is the result of several factors, including concentration of principal in a limited number of loans and borrowers, the effect of general economic conditions on income-producing properties, and the increased difficulty of evaluating and monitoring these types of loans. Management anticipates that as the

Company's volume of multi-family and commercial/nonresidential real estate and commercial business lending activity continues to increase, the Company will need to build a higher level of allowance for loan losses established through a provision for loan losses, which will have a negative effect on the Company's net income in the short-term.* However, the Company believes that building the higher yielding multi-family and commercial/nonresidential real estate components of its gross loan portfolio will benefit the Company longer term, and should contribute to a long-term improvement in the Company's net income and return on equity.*

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds are retail and wholesale brokered and non-brokered deposits, proceeds from principal and interest payments on loans, principal and interest payments on mortgage-backed and related securities and FHLB-Chicago advances. Alternative funding sources are evaluated and utilized based upon factors such as interest rates, availability, maturity, administrative costs and retention capability. Although maturity and scheduled amortization of loans are predicable sources of funds, deposit flows, loan prepayments and prepayments on mortgage-backed and related securities are influenced significantly by general interest rates, economic conditions and competition. Mortgage loans and mortgage securities prepayments declined during fiscal 1995 as interest rates increased, and increased during fiscal 1996 as interest rates declined for the first half of the fiscal year before increasing in the last half of the fiscal year. Interest rates declined during the first half of fiscal 1997, and began to increase again at the end of fiscal 1997. During the nine months of fiscal 1998, interest rates declined and mortgage loan prepayments accelerated.

The primary investing activity of the Company is the origination and purchase of loans and the purchase of mortgage-backed and related securities. For the nine months ended March 31, 1998, the Company originated and purchased loans totaling $104.7 million and $13.5 million, respectively, as compared to the nine months ended March 31, 1997 when originated and purchased loans totaled $72.0 million and $13.5 million, respectively. Purchases of mortgage-backed and related securities held-to-maturity for the nine months ended March 31, 1998 totaled $352,000. There were no purchases of investment securities held-to-maturity for the nine months ended March 31, 1998. For the nine months ended March 31, 1998 and 1997, these activities were funded primarily by principal repayments on loans of $98.4 million and $46.9 million, respectively; principal repayments on mortgage-backed and related securities of $16.0 million and $15.3 million, respectively; proceeds from the sale of mortgage loans of $10.1 million and $988,000, respectively; net proceeds from notes payable to the FHLB-Chicago of $16.0 million and $3.7 million, respectively and net increase in deposits of $39.6 million during the 1997 period. Purchases of securities available-for-sale totaled $29.0 million and sales were $20.9 million for the nine months ended March 31, 1998, compared to purchases of $2.0 million and sales of $1.5 million for the nine months ended March 31, 1997.

The Company is required to maintain minimum levels of liquid assets under the regulations of the Wisconsin Department of Financial Institutions, Division of Savings and Loan for state-chartered stock savings banks. Savings banks are required to maintain an average daily balance of liquid assets (including cash, certain time deposits, certain bankers acceptances, certain corporate debt securities, securities of certain mutual funds and specified United States government, state or federal agency obligations) of not less than 8.0%. The Company's liquidity ratio was 23.4% at March 31, 1998. The Company adjusts its liquidity levels to meet various funding needs and to meet its asset and liability management objectives.

The Company's most liquid assets are cash and cash equivalents, which include investments in highly-liquid, short-term investments. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. At March 31, 1998 and June 30, 1997, cash and cash equivalents were $18.5 million and $8.8 million, respectively. The level of cash and cash equivalents has increased due to the increased level of one-to-four family loan repayments due to the refinancing of such loans to outside lenders.

During the nine months ended March 31, 1998, the Company continued to find wholesale brokered and non-brokered deposits to be an efficient source and a cost-effective method, relative to local retail market deposits, of meeting the Bank's funding needs. During the nine months ended March 31, 1998, pricing of wholesale brokered deposits ranged from 20 to 50 basis points above comparable term U.S. Treasury securities. At March 31, 1998, the average rate of the wholesale brokered deposits accepted by the Company was 6.14% compared to an average rate paid for retail certificates of deposit of 5.86%. During the nine months ended March 31, 1998, management believed that the costs, overhead and interest expense of achieving comparable retail deposit growth would have exceeded the costs related to the use of wholesale brokered deposits as a funding source. However, management recognizes that the likelihood for retention of brokered certificates of deposit is more a function of the rates paid on such accounts as compared to retail deposits which may be established due to Bank location or other intangible reasons. The Company's overall cost of funds has increased in recent years due primarily to a much greater percentage of the deposits being in certificates, both wholesale brokered and retail, as opposed to passbooks, money market accounts and checking accounts. At March 31, 1998, retail and wholesale certificates of deposit totaled $92.0 million and $126.0 million, respectively. Management believes that a significant portion of its retail deposits will remain with the Company and, in the case of wholesale brokered deposits, may be replaced with similar type accounts even should the level of interest rates change.* However, in the event of a significant increase in market interest rates, the cost of obtaining replacement wholesale deposits and FHLB advances would increase as well.

The Bank's Board of Directors has set a maximum limitation of total borrowings equal to 32% of total assets. This internal limit is 3% below the allowable borrowing limit (for all borrowings including FHLB advances and reverse repurchase agreements) of 35% of total assets established by the FHLB-Chicago. At March 31, 1998, FHLB advances totaled $108.1 million or 25.7% of the Bank's total assets and there were no other borrowings. At March 31, 1998, the Bank had unused borrowing authority under the borrowing limitations established by the Board of Directors of $24.4 million and $37.1 million under the FHLB total asset limitation. The Bank intends to fund asset portfolio diversification in fiscal 1998 through modest increases in FHLB advances, and to maintain the 3% excess borrowing capacity with the FHLB as a contingent source of funds to meet liquidity needs as deemed necessary by the Board of Directors of the Bank.*

Liquidity management for the Company is both an ongoing and long-term function of the Company's asset/liability management strategy. Excess funds generally are invested in short-term investments such as federal funds, overnight deposits at the FHLB-Chicago and commercial paper. Whenever the Company requires funds beyond its ability to generate them internally, additional sources of funds usually are available and obtainable from the wholesale brokered and non-brokered market as well as the unused credit line from the FHLB-Chicago, and funds also may be available through reverse repurchase agreements wherein the Company pledges investment, mortgage-backed or related securities. The Company maintains a $15.0 million contingent backup credit facility with a major correspondent bank to replace a portion of its interest rate sensitive liabilities, such as borrowings and wholesale brokered and non-brokered deposits, should such funding sources become difficult or impracticable to obtain or retain due to a changing interest rate environment. The Company also has a federal funds open line of credit in the amount of $10.0 million with a correspondent bank which does not require the direct pledging of any assets. In addition, the Company maintains a relatively high level of liquid assets such as investment securities and mortgage-backed and related securities available-for-sale in order to ensure sufficient sources of funds are available to meet the Company's liquidity needs.

The Company has various unfunded commitments at March 31, 1998 which represent amounts the Company expects to fund during the quarter ended June 30, 1998. For a summary of such commitments see discussion under footnote (3) "Commitments and Contingencies" contained in the section entitled, "Notes to Consolidated Financial Statements". The Company anticipates it will have sufficient funds available to meet its current loan commitments, including loan applications received and in process to the issuance of firm commitments.

CHANGE IN FINANCIAL CONDITION

Total assets increased $11.1 million, or 2.7%, from $409.8 million at June 30, 1997 to $421.0 million at March 31, 1998. This increase is primarily reflected in an increase in loans receivable, securities available-for-sale and interest-bearing deposits, funded primarily by an increase in FHLB-Chicago advances and decreases in mortgage-backed and related securities held-to-maturity. Cash and cash equivalents were $18.5 million and $8.8 million at March 31, 1998 and June 30, 1997, respectively. The increase in cash and cash equivalents was due to management's decision to increase such assets to have funding available for unused loan commitments.

Securities available-for-sale increased to $29.9 million at March 31, 1998 compared to $29.5 million at June 30, 1997. Investment securities available-for-sale decreased to $7.4 million at March 31, 1998 from $18.1 million at June 30, 1997. Management decided to decrease this portion of the investment portfolio to increase the level of higher-yielding mortgage-backed and related securities available-for-sale, which increased to $22.6 million at March 31, 1998 from $11.4 million at June 30, 1997. Mortgage-backed and related securities held-to-maturity decreased to $73.7 million at March 31, 1998 compared to $85.4 million at June 30, 1997. The decrease in mortgage-backed and related securities was the result of management's decision to use proceeds from the sale of such securities and principal repayments to fund growth in loans receivable.

Loans receivable increased to $283.4 million at March 31, 1998 compared to $273.6 million at June 30, 1997. With the exception of one-to-four family loans, the increase at March 31, 1998 compared to June 30, 1997 is primarily the result of management's decision to continue loan portfolio diversification by increasing the level of multi-family and commercial mortgage and commercial business loans, as such loans carried higher yields than one-to-four family mortgage loans and mortgage-backed and related securities during the nine months ended March 31, 1998. Total mortgage loans originated and purchased amounted to $90.9 million ($10.4 million of which were purchased mortgage loans) and $62.0 million ($13.5 million of which were purchased mortgage loans) for the nine months ended March 31, 1998 and 1997, respectively, while sales of fixed-rate mortgage loans totaled $10.1 million and $988,000 for the nine months ended March 31, 1998 and 1997, respectively. Total commercial real estate mortgage loans originated and purchased totaled $26.7 million and $977,000 for the nine months ended March 31, 1998 and 1997, respectively. Commercial real estate mortgage loans purchased outside of the Bank's primary lending area totaled $8.7 million for the nine months ended March 31, 1998.

Office properties and equipment increased $2.5 million to $5.6 million at March 31, 1998 from $3.1 million at June 30, 1997. The primary reason for the increase was the purchase of an office building for $2.5 million which will be used currently for administrative and in 1999 for full-service banking purposes.

Deposits decreased $5.7 million to $275.8 million at March 31, 1998 from $281.5 million at June 30, 1997. The decrease in deposits was primarily due to the Company's use of FHLB advances during the nine months ended March 31, 1998, which carried attractive rates relative to certificates of deposit. Brokered certificates of deposit totaled $81.2 million at March 31, 1998, representing 29.4% of total deposits as compared to $92.2 million, or 32.8% of total deposits, at June 30, 1997. Non-brokered wholesale deposits totaled $44.8 million at March 31, 1998, representing 16.2% of total deposits as compared to $48.8 million, or 17.3% of total deposits at June 30, 1997. Deposits are the Company's primary source of externally generated funds. The level of deposits is heavily influenced by such factors as the general level of short- and long-term interest rates as well as alternative yields that investors may obtain on competing investment securities such as money market mutual funds.

FHLB-Chicago advances increased to $108.1 million at March 31, 1998 compared to $92.1 million at June 30, 1997. At March 31, 1998 and June 30, 1997, the Company had no funds borrowed under reverse repurchase agreements. The Company has used FHLB-Chicago advances and securities sold under agreements to repurchase as a funding source due to attractive rates offered on advances in relation to deposit funds obtainable in the Company's local market or on a national wholesale basis.

ASSET/LIABILITY MANAGEMENT

The Company closely monitors interest rate risk in an attempt to manage the extent to which net interest income is significantly affected by changes in market interest rates. In managing the Company's interest rate risk during the nine months ended March 31, 1998, the Company utilized FHLB-advances to fund increases in the Company's interest-bearing assets due primarily to the attractive rates offered on long-term FHLB advances. At March 31, 1998 and June 30, 1997, total interest-bearing liabilities repricing within one year exceeded total interest-bearing assets repricing in the same period by $22.5 million and $17.7 million,
respectively,  representing  a  negative   cumulative  one-year  interest  rate
sensitivity gap equal to 5.3% and 4.3% of total assets, respectively. For the nine months ended March 31, 1998, the Company managed its interest rate risk to maintain the level of its one-year negative gap position by matching the maturity of the Company's liabilities, primarily through the use of FHLB advances. During periods of rising interest rates, a positive interest rate sensitivity gap would tend to positively affect net interest income, while a negative interest rate sensitivity gap would adversely affect net income. Although the opposite effect on net income would occur in periods of falling interest rates, the Company could experience substantial prepayments of its fixed rate mortgage loans and mortgage-backed and related securities, which would result in the reinvestment of such proceeds at market rates which are lower than current rates.*

ASSET/LIABILITY MANAGEMENT SCHEDULE

The following table sets forth at March 31, 1998 the amounts of interest-earning assets and interest-bearing liabilities maturing or repricing within the time periods indicated, based on the information and assumptions set forth in the notes thereto.




                                                                         AMOUNT MATURING OR REPRICING
                                                                                MORE THAN MORE THAN
                                                         -------------------------------------------------------------
                                                         WITHIN     FOUR TO    ONE YEAR  THREE YEARS
                                                          THREE     TWELVE     TO THREE    TO FIVE   OVER FIVE
                                                         MONTHS     MONTHS       YEARS      YEARS      YEARS     TOTAL
                                                         ------     ------     --------   ---------  ---------   -----
                                                                             (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS(1):
Mortgage loans(2):
     Fixed rate....................................   $  7,426   $ 18,150   $ 41,340     $31,535    $33,175  $131,626
     Adjustable rate...............................     26,103     50,620     54,933       5,065        286   137,007
Consumer loans (2).................................        389      3,498        868         310         17     5,082
Commercial loans (2)...............................      1,282      3,605      2,452         600          -     7,939
Mortgage-backed and related securities:
     Fixed rate and securities available-for-sale..      1,229      3,412      5,523       2,992      2,742    15,898
     Adjustable rate...............................     53,458     26,932          -           -          -    80,390
Investment securities and
  securities available-for-sale ...................     21,172        727      5,131                  1,733    28,763
                                                      --------   --------   --------     -------    -------  --------
     Total interest-earning assets.................   $111,059   $106,944   $110,247     $40,502    $37,953  $406,705
                                                      ========   ========   ========     =======    =======  ========

INTEREST-BEARING LIABILITIES:
Deposits(3):
     NOW accounts..................................   $    182   $    547   $    867     $   425    $   408  $  2,429
     Money market deposit accounts.................      4,116     12,349      9,221       1,475        282    27,443
     Passbook savings accounts.....................      1,567      4,702      7,460       3,655      3,512    20,896
     Certificates of deposit.......................     63,377     99,396     52,752       2,475              218,000
     Escrow deposits...............................          -      1,742          -           -          -     1,742
Borrowings(4)
     FHLB advances and other borrowings............     31,000     21,500     33,012       8,000     14,561   108,073
                                                      --------   --------   --------     -------    -------  --------
     Total interest-bearing liabilities............   $100,242   $140,236   $103,312     $16,030    $18,763  $378,583
                                                      ========   ========   ========     =======    =======  ========
Excess (deficiency) of interest-earning assets over
  interest-bearing liabilities.....................   $ 10,817   ($33,292)  $  6,935     $24,472    $19,190  $ 28,122
                                                      ========   ========   ========     =======    =======  ========
Cumulative excess (deficiency) of interest-earning
  assets over interest-bearing liabilities.........   $ 10,817   ($22,475)  ($15,540)    $ 8,932    $28,122  $ 28,122
                                                      ========   ========   ========     =======    =======  ========
Cumulative excess (deficiency) of interest-earning
  assets over interest-bearing liabilities
  as a percent of total assets.....................        2.6%      (5.3)%     (3.7)%       2.1%       6.7%      6.7%
                                                           ===        ===        ===         ===        ===       ===



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

(2) Balances have been reduced for undisbursed loan proceeds, unearned credit insurance premiums, deferred loan fees, purchased loan discounts and the allowance for loan losses, which aggregated $13.6 million at March 31, 1998.

(3) Although the Company's negotiable order of withdrawal ("NOW") accounts, passbook savings accounts and money market deposit accounts generally are subject to immediate withdrawal, management considers a certain historical amount of such accounts to be core deposits having significantly longer effective maturities and times to repricing based on the Company's historical retention of such deposits in changing interest rate environments. NOW accounts, passbook savings accounts and money market deposit accounts are assumed to be withdrawn at annual rates of 30%, 30% and 60%, respectively, of the declining balance of such accounts during the period shown. The withdrawal rates used are higher than the Company's historical rates but are considered by management to be more indicative of expected withdrawal rates currently. If all of the Company's NOW accounts, passbook savings accounts and money market deposit accounts had been assumed to be subject to repricing within one year, the one-year cumulative deficiency of interest-earning assets over interest-bearing liabilities would have been $49.8 million or 11.8% of total assets.

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

The following table sets forth information regarding the Bank's non-accrual loans and foreclosed properties at the dates indicated:



                                                                              THREE MONTHS ENDED
                                                           ---------------------------------------------------------

                                                              MAR 31      DEC 31     SEP 30      JUN 30      MAR 31
                                                               1998        1997       1997        1997        1997
                                                            ---------    ---------  ---------   --------     ------

Non-accrual mortgage loans............................        $1,028      $  337     $  223      $  572      $   45
Non-accrual consumer loans............................            24          29         33          20          10
                                                              ------      ------     ------      ------      ------
Total non-accrual loans...............................        $1,052      $  366     $  256      $  592      $   55
                                                              ======      ======     ======      ======      ======
Loans 90 days or more
  delinquent and still accruing.......................            61          60         30          31          13
                                                              ------      ------     ------      ------      ------
Total non-performing loans............................        $1,113      $  426     $  286      $  623      $   68
                                                              ======      ======     ======      ======      ======

Total foreclosed real estate net of
  related allowance for losses .......................            11          11        247          20           0
                                                              ------      ------     ------      ------      ------
Total non-performing assets...........................        $1,124      $  437     $  533      $  643      $   68
                                                              ======      ======     ======      ======      ======

Non-performing loans to
  gross loans receivable..............................          0.38%       0.14%      0.10%       0.22%       0.02%
                                                              ======      ======     ======      ======      ======

Non-performing assets to
  total assets .......................................          0.27%       0.11%      0.13%       0.16%       0.02%
                                                              ======      ======     ======      ======      ======


The increase at March 31, 1998 in non-accrual mortgage loans relates to the recent default of a commercial real-estate loan located in the Bank's primary market, with a balance of $683,000. Management believes that the special loan loss reserve established on this loan is adequate to absorb a potential loss related to its resolution.

ALLOWANCE FOR LOAN LOSSES

The following table sets forth an analysis of the Bank's allowance for loan losses:



                                                                NINE MONTHS           YEAR             NINE MONTHS
                                                                   ENDED              ENDED               ENDED
                                                               MAR. 31, 1998      JUNE 30, 1997       MAR. 31, 1997
                                                               -------------      -------------       -------------
                                                                               (DOLLARS IN THOUSANDS)

         Balance at beginning of period.....................    $   1,762        $   1,234           $    1,234
         Additions charged to operations:
           One- to four-family..............................            -              295                  255
           Multi-family and commercial real estate..........          412              181                  136
           Consumer.........................................          133              114                   86
           Commercial.......................................           95               60                   27
                                                                ---------        ---------           ----------
                                                                      640              650                  504

         Recoveries:
            One- to four-family.............................            -                1                    1
            Consumer........................................           26                5                    1
                                                                ---------        ---------           ----------
                                                                       26                6                    2

         Charge-offs:
            One- to four-family.............................          (69)             (11)                  (9)
            Consumer........................................         (142)            (117)                 (76)
                                                                ---------        ---------           ----------
                                                                     (211)            (128)                 (85)
                                                                ---------        ---------           ----------

         Net charge-offs....................................         (185)            (122)                 (83)
                                                                ---------        ---------           ----------

         Balance at end of period...........................    $   2,217        $   1,762                1,655
                                                                =========        =========           ==========

        Allowance for loan losses to
           non-performing loans at end
           of the period....................................       188.97%          282.37%            2,433.17%
                                                                =========        =========           ==========

        Allowance for loan losses to
           total loans at end of the period.................         0.75%            0.62%                0.58%
                                                                =========        =========           ==========


The level of allowance for loan losses at March 31, 1998, reflects the continued low level of charged off and non-performing loans. Increased loan loss provisions for multi-family real estate, commercial real estate and business loans related to the increased balances of such loans during the nine months ended March 31, 1998.
Management believes that the allowance for loan losses is adequate as of March 31, 1998.

RESULTS OF OPERATIONS - COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

GENERAL

Net income for the three months ended March 31, 1998 increased to $679,000 from $665,000 for the comparable 1997 period. The increase in net income was primarily due to an increase in net interest income and non-interest income. Return on average equity decreased to 8.51% for the three months ended March 31, 1998 from 9.38% for the comparable 1997 period. Return on average assets was 0.66% for the three months ended March 31, 1998 and 1997.

NET INTEREST INCOME

The following table presents certain information related to average interest-earning assets and liabilities, net interest rate spread and net interest margin:

                                                               FOR THE THREE MONTHS ENDED MARCH 31,

                                                          1 9 9 8                            1 9 9 7
                                         ---------------------------------        ---------------------------------

                                                       INTEREST    AVERAGE                    INTEREST      AVERAGE
                                             AVERAGE    EARNED/    YIELD/         AVERAGE      EARNED/      YIELD/
                                             BALANCE     PAID       RATE          BALANCE       PAID         RATE
                                             -------   --------    -------        -------     --------      -------
                                                                      (DOLLARS IN THOUSANDS)
ASSETS:
Interest-earning assets:
  Mortgage loans.......................... $270,602     $5,648      8.35%        $255,396      $5,137        8.05%
  Consumer loans..........................    5,244        174     13.27            6,049         191       12.63
  Commercial loans........................    7,751        194     10.01            1,638          36        8.79
                                           --------     ------                   --------      ------
     Total loans..........................  283,597      6,016      8.49          263,083       5,364        8.16
  Securities held-to-maturity:
    Mortgage-backed securities............   39,035        689      7.06           48,958         876        7.16
    Mortgage related securities...........   37,011        633      6.84           40,304         665        6.60
                                           --------     ------                   --------      ------
      Total mortgage-backed
       and related securities.............   76,046      1,322      6.95           89,262       1,541        6.91
  Investment and other securities.........   11,251        168      5.97            5,410          70        5.18
  Securities available-for-sale...........   21,031        338      6.43           32,172         517        6.43
  Federal Home Loan Bank stock............    6,027         99      6.57            5,317          88        6.62
                                           --------     ------                   --------      ------
    Total interest-earning assets.........  397,952      7,943      7.98          395,244       7,580        7.67
Non-interest earning assets...............   14,896                                 9,188
                                           --------                              --------
    Total assets.......................... $412,848                              $404,432
                                           ========                              ========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
  NOW accounts............................ $  2,653         11      1.66%        $  2,342          10        1.71%
  Money market deposit accounts...........   26,351        339      5.15           18,171         236        5.20
  Passbook accounts.......................   20,629        149      2.89           22,139         163        2.95
  Certificates of deposit.................  207,340      3,066      5.91          218,376       3,167        5.80
                                           --------     ------                   --------      ------
    Total deposits........................  256,973      3,565      5.55          261,028       3,576        5.48
Advance payments by borrowers
  for taxes and insurance................     1,028          7      2.72            1,255           8        2.55
Borrowings................................  112,448      1,687      6.00          103,961       1,526        5.87
                                           --------     ------                   --------      ------
    Total interest-bearing liabilities....  370,449      5,259      5.68          366,244       5,110        5.58
Non-interest bearing deposits
  and liabilities.........................   10,478                                 9,839
Shareholders' equity......................   31,921                                28,349
                                           --------                              --------
    Total liabilities and
      shareholders' equity................ $412,848                              $404,432
                                           ========                              ========
Net interest income/interest rate spread..              $2,684      2.30%                      $2,470        2.09%
                                                        ======     =====                       ======       =====
Net earning assets/net interest margin.... $ 27,503                 2.70%        $ 29,000                    2.50%
                                           ========                =====         ========                   =====


Net interest income before provision for losses on loans increased $214,000 or 8.7% to $2.7 million for the three months ended March 31, 1998 from $2.5 million for the comparable 1997 period. Interest income increased $363,000 for the three months ended March 31, 1998, partially offset by an increase in interest expense of $149,000. The level of net interest income primarily reflects an increase in interest rate spread to 2.30% for the three months ended March 31, 1998 from 2.09% for the comparable 1997 period. The increase in interest rate spread was primarily due to the increased proportion of interest earning assets invested in loans which carry higher yields than investment securities and mortgage-backed and related securities.

INTEREST INCOME

Interest income increased 4.8% to $7.9 million for the three months ended March 31, 1998 from $7.6 million for the comparable 1997 period. The increase in interest income was the result of an increase of 31 basis points in the yield on interest-earning assets to 7.98% for the three months ended March 31, 1998 from 7.67% for the comparable 1997 period. Interest income on loans increased 12.2% to $6.0 million for the three months ended March 31, 1998, from $5.4 million for the comparable 1997 period. The increase was the result of a rise in the Company's average gross loans of 7.8% to $283.6 million for the three months ended March 31, 1998 from $263.1 million for the comparable 1997 period, and an increase in average yield to 8.49% for the three months ended March 31, 1998 from 8.16% for the comparable 1997 period. Gross loans increased primarily as a result of the Company retaining a significant portion of its adjustable and fixed rate loan originations and purchasing more commercial real estate loans located outside of the Company's primary lending area. The increase in yield is attributable to the upward adjustment in rate on existing adjustable-rate loans and to the higher yields paid on the multi-family and commercial components of the loan portfolio. At March 31, 1998, the multifamily and commercial components of the Company's loan portfolio totaled $96.8 million, or 32.8% of the total loan portfolio, compared to $60.9 million, or 21.3% of the total loan portfolio at March 31, 1997. Interest income on mortgage-backed securities decreased 21.3% to $689,000 for the three months ended March 31, 1998 from $876,000 for the comparable 1997 period. The decrease was primarily due to a decrease in average balances to $39.0 million for the three months ended March 31, 1998 from $49.0 million for the comparable 1997 period and a decrease in average yield to 7.06% for the 1998 period from 7.16% for the 1997 period. The decrease in average yield on mortgage-backed securities was primarily due to the adjustment in the adjustable rate securities portion of this portfolio which is decreased due to the lower interest rate environment in the 1998 period. Interest income on mortgage-related securities decreased 4.8% to $633,000 for the three months ended March 31, 1998 from $665,000 for the comparable 1997 period. The decrease was primarily due to a decrease in average balances to $37.0 million for the three months ended March 31, 1998 from $40.3 million for the comparable 1997 period, partially offset by an increase in average yield to 6.84% for the three months ended March 31, 1998 from 6.60% for the comparable 1997 period. The increase in average yield on mortgage-related securities was primarily due to the upward adjustment in rate on the adjustable rate securities of this portfolio and the decreased amount of fixed rate mortgage-related securities at lower interest rates during the three months ended March 31, 1998. The decline in average balances of mortgage-backed and related securities is due to management's decision to increase the loans receivable portfolio. Interest income on investment securities and securities available-for-sale decreased 13.8% to $506,000 for the three months ended March 31, 1998 from $587,000 for the comparable 1997 period. The decrease was primarily due to a decrease in average balance to $32.6 million for the three months ended March 31, 1998 from $37.6 million for the comparable 1997 period, offset by an increase in average yield to 6.27% for the 1998 period from 6.25% for the 1997 period. The higher average yield was primarily attributable to the increased balances of investment and other securities invested in higher-yielding mortgage-backed and related securities during the 1998 period as compared to the 1997 period.

INTEREST EXPENSE

Interest expense increased 2.9% to $5.3 million for the three months ended March 31, 1998 from $5.1 million for the comparable 1997 period. The increase was the result of an 1.1% increase in the average amount of interest-bearing liabilities to $370.4 million for the three months ended March 31, 1998 compared to $366.2 million for the comparable 1997 period and an increase in the average rate paid on interest-bearing liabilities to 5.68% for the 1998 period from 5.58% for the 1997 period. The increased balances of borrowings at higher average interest rates and increased average rate paid on certificate of deposit accounts was the primary reason for the increase in the average rate paid on the interest-bearing liabilities for the three months ended March 31, 1998 as compared to the comparable 1997 period. Interest expense on deposits decreased to $3.565 million for the three months ended March 31, 1998 from $3.576 million for the comparable 1997 period. The decrease was the result of a decrease in average balances of deposits to $257.0 million for the three months ended March 31,1998 from $261.0 million for the 1997 period, offset by an increase in the average rate paid to 5.55% for the 1998 period from 5.48% for the 1997 period. The decrease in deposits was primarily due to a decrease of 5.1% in certificate of deposit accounts to $207.3 million for the three months ended March 31, 1998 from $218.4 million for the comparable 1997 period. Passbook accounts decreased to $20.6 million for the three months ended March 31, 1998 from $22.1 million for the 1997 period. Offsetting the decreases was an increase of 45.0% in money market deposit accounts to $26.4 million for the three months ended March 31, 1998 from $18.2 million for the 1997 period. Money market deposit accounts increased primarily due to aggressive marketing and a competitive rate offered during the three months ended March 31, 1998. NOW accounts increased 11.7% to $2.7 million for the three months ended March 31, 1998 from $2.3 million for the comparable 1997 period, partially offset by a decrease in average rate paid to 1.66% for the 1998 period from 1.71% for the 1997 period. The Company's decrease in certificates of deposit was the result of utilizing more borrowings to fund its asset base as compared to wholesale certificates of deposit. Of the $207.3 million in the average balance of certificates of deposit for the three months ended March 31, 1998, $73.0 million or 35.2% represented brokered certificates of deposit compared to $93.0 million or 42.6% for the 1997 period. The average rate paid on brokered certificates of deposit increased to 6.17% for the three months ended March 31, 1998 from 5.87% for the comparable 1997 period. Interest on borrowings (FHLB advances and reverse repurchase agreements) increased 10.6% to $1.7 million for the months ended March 31, 1998 from $1.5 million for the comparable 1997 period. The increase was primarily due to the increase in average balances of FHLB advances and reverse repurchase agreements of 8.2% to $112.4 million for the three months ended March 31, 1998 from $104.0 million for the comparable 1997 period and an increase in the average rate paid to 6.00% for the 1998 period from 5.87% for the 1997 period.

PROVISION FOR LOSSES ON LOANS

The provision for losses on loans increased 33.3% to $200,000 for the three months ended March 31, 1998 from $150,000 for the comparable 1997 period. The level of allowance for losses on loans generally is determined by the Bank's historical loan loss experience, the condition and composition of the Bank's loan portfolio, and existing and anticipated general economic conditions. Management anticipates that as the Company's volume of multi-family and commercial/non-residential real estate lending activity continues to increase, the Company will need to build a higher level of allowance for loan losses established through a provision for loan losses.* Based on management's evaluation of the loan portfolio and the increase in gross loans during the three months ended March 31, 1998, the allowance for losses on loans increased 34.0% to $2.2 million at March 31, 1998 compared to $1.7 million at March 31, 1997. This increase was primarily the result of the increase in multi-family, multi-family construction, home equity, commercial real estate and commercial loan components of the gross loan portfolio which carry a greater degree of credit risk as compared to one-to-four family mortgage lending. The ratio of allowance for loan losses to gross loans increased to 0.75% at March 31, 1998 from 0.58% at March 31, 1997, reflecting the continued low level of loans charged off and non-performing loans. The amount of non-performing loans at March 31, 1998 was $1.2 million or .40% of gross loans compared to $623,000 or 0.22% of gross loans at June 30, 1997 and $68,000 or 0.02% of gross loans at March 31, 1997.

NON-INTEREST INCOME

Non-interest income increased 54.0% to $365,000 for the three months ended March 31, 1998 from $237,000 for the comparable 1997 period. The largest components of the increase were an increase in gain on the sales of loans to $114,000 for the three months ended March 31, 1998 compared to $1,000 for the comparable 1997 period, reflecting the increased volume of loans sold in the secondary market, an increase in service charges on loans to $67,000 for the three months ended March 31, 1998 from $55,000 for the comparable 1997 period and an increase in other income to $56,000 for the three months ended March 31, 1998 from $17,000 for the comparable 1997 period. Offsetting the increases in non-interest income was a decrease in service charges on deposit accounts to $100,000 for the three months ended March 31, 1998 compared to $113,000 for the comparable 1997 period and a decrease in insurance commissions to $10,000 for the three months ended March 31, 1998 from $30,000 for the comparable 1997 period.

NON-INTEREST EXPENSE

Non-interest expense increased 17.4% to $1.8 million for the three months ended March 31, 1998 from $1.5 million for the comparable 1997 period. The increase was primarily due to an increase in compensation and benefits of $116,000 to $994,000 for the three months ended March 31, 1998 from $878,000 for the comparable 1997 period, which relates to higher salary and benefit levels for existing employees. Occupancy and equipment expense increased $67,000 to $327,000 for the three months ended March 31, 1998 from $260,000 for the comparable 1997 period, which primarily relates to a purchase of an office building and increased purchases of bank equipment. Marketing expense increased $41,000 to $120,000 for the three months ended March 31, 1998 from $79,000 for the comparable 1997 period due to increased promotion efforts for existing bank products. Also, other non-interest expense increased $40,000 to $325,000 for the three months ended March 31, 1998 from $285,000 for the 1997 period. The increase is primarily due to increases in printing, office supplies, organization dues, legal and other miscellaneous expenses.

The Company is heavily dependent upon complex computer systems for all phases of its operations, including customer transaction processing, internal/external reporting and records retention. Non-interest expense includes the cost of projects underway to ensure accurate date recognition and data processing with respect to the year 2000. The Company has commenced a program intended to complete the year 2000 conversion projects by 1999. These costs which are expensed as incurred, have been immaterial to date and are not expected to have a material impact on the Company's earnings in the future.*

RESULTS OF OPERATIONS - COMPARISON OF THE NINE MONTHS ENDED MARCH 31, 1998 AND 1997

GENERAL

Net income for the nine months ended March 31, 1998 increased to $2.0 million from $1.2 million for the comparable 1997 period. The increase in net income was primarily due to a one-time after-tax charge of $533,000 to recapitalize SAIF, the FDIC insurance fund which insures deposits of savings associations, in the 1997 period, offset by an after-tax FDIC credit refund of $83,000. Net income for the 1997 period would have been $1.6 million excluding the FDIC special assessment and credit refund. Return on average equity increased to 8.75% for the nine months ended March 31, 1998 from 5.67% for the comparable 1997 period (or 7.83% excluding the effect of the FDIC assessment). Return on average assets increased to 0.65% for the nine months ended March 31, 1998 from 0.40% for the comparable 1997 period (or 0.54% excluding the effect of the FDIC assessment).

NET INTEREST INCOME

The following table presents certain information related to average interest-earning assets and liabilities, net interest rate spread and net interest margin:




                                                             FOR THE NINE MONTHS ENDED MARCH 31,

                                                         1 9 9 8                                     1 9 9 7
                                             --------------------------------------------------------------------

                                                       INTEREST    AVERAGE                    INTEREST    AVERAGE
                                             AVERAGE    EARNED/    YIELD/         AVERAGE      EARNED/    YIELD/
                                             BALANCE     PAID       RATE          BALANCE       PAID       RATE
                                             ------   --------    ------          ------      -------
                                                                  (DOLLARS IN THOUSANDS)
ASSETS:
Interest-earning assets:
  Mortgage loans.......................... $269,489    $16,905       8.36%         $241,151     $14,450      7.99%
  Consumer loans..........................    5,389        543      13.43             6,098         583     12.75
  Commercial loans........................    6,037        461      10.18               655          43      8.75
                                           --------    -------                     --------     -------
     Total loans..........................  280,915     17,909       8.50           247,904      15,076      8.11
  Securities held-to-maturity:
    Mortgage-backed securities............   42,098      2,250       7.13            51,488       2,725      7.06
    Mortgage related securities...........   37,908      1,947       6.85            40,754       2,028      6.63
                                           --------    -------                     --------     -------
      Total mortgage-backed
       and related securities.............   80,006      4,197       6.99            92,242       4,753      6.87
  Investment and other securities.........   11,545        550       6.35             4,843         212      5.84
  Securities available-for-sale...........   24,369      1,166       6.38            33,659       1,673      6.63
  Federal Home Loan Bank stock............    5,639        287       6.79             5,198         265      6.80
                                           --------    -------                     --------     -------
    Total interest-earning assets.........  402,474     24,109       7.99           383,846      21,979      7.63
Non-interest earning assets...............   12,855                                   9,364
                                           --------                                --------
    Total assets.......................... $415,329                                $393,210
                                           ========                                ========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
  NOW accounts............................  $ 2,618         33       1.68%         $  2,310          30      1.73%
  Money market deposit accounts...........   24,010        936       5.20            14,044         548      5.20
  Passbook accounts.......................   21,180        471       2.97            23,276         527      3.02
  Certificates of deposit.................  216,628      9,787       6.02           206,643       9,026      5.82
                                          ---------    -------                     --------     -------
    Total deposits........................  264,436     11,227       5.66           246,273      10,131      5.48
Advance payments by borrowers
  for taxes and insurance................     3,275         68       2.77             3,617          75      2.76
Borrowings................................  105,773      4,883       6.16           105,508       4,681      5.92
                                          ---------    -------                     --------     -------
    Total interest-bearing liabilities....  373,484     16,178       5.78           355,398      14,887      5.59
Non-interest bearing deposits
  and liabilities.........................   10,807                                  10,055
Shareholders' equity......................   31,038                                  27,757
                                          ---------                                --------
    Total liabilities and
      shareholders' equity................ $415,329                                $393,210
                                           ========                                ========
Net interest income/interest rate spread..             $ 7,931       2.21%                      $ 7,092      2.04%
                                                       =======       ====                       =======      ====
Net earning assets/net interest margin.... $ 28,990                  2.63%         $ 28,448                  2.46%
                                          =========                  ====          ========                  ====

                                       24

Net interest income before provision for losses on loans increased $839,000 or 11.8% to $7.9 million for the nine months ended March 31, 1998 from $7.1 million for the comparable 1997 period. Interest income increased $2.1 million for the nine months ended March 31, 1998, partially offset by an increase in interest expense of $1.3 million. The level of net interest income primarily reflects a 4.9% increase in average interest-earning assets to $402.5 million for the nine months ended March 31, 1998 from $383.8 million for the comparable 1997 period, a 1.9% increase in the excess of the Company's average interest-earning assets over average interest-bearing liabilities to $29.0 million for the nine months ended March 31, 1998 from $28.4 million for the comparable 1997 period, and an increase in interest rate spread to 2.21% for the nine months ended March 31, 1998 from 2.04% for the comparable 1997 period. The increase in interest rate spread was primarily due to the increased proportion of interest earning assets invested in loans which carry higher yields than investment securities and mortgage-backed and related securities.

INTEREST INCOME

Interest income increased 9.7% to $24.1 million for the nine months ended March 31, 1998 from $22.0 million for the comparable 1997 period. The increase in interest income was the result of an increase in average interest-earning assets of 4.9% to $402.5 million for the nine months ended March 31, 1998 from $383.8 million for the comparable 1997 period and an increase of 36 basis points in the yield on interest-earning assets to 7.99% for the nine months ended March 31, 1998 from 7.63% for the comparable 1997 period. Interest income on loans increased 18.8% to $17.9 million for the nine months ended March 31, 1998 from $15.1 million for the comparable 1997 period. The increase was the result of a rise in the Company's average gross loans of 13.3% to $280.9 million for the nine months ended March 31, 1998 from $247.9 million for the comparable 1997 period, and an increase in average yield to 8.50% for the nine months ended March 31, 1998 from 8.11% for the comparable 1997 period. Gross loans increased primarily as a result of the Company retaining a significant portion of its adjustable and fixed rate loan originations and purchasing more commercial real estate loans outside of the Company's primarly lending area. The increase in yield is attributable to the upward adjustment in rate on existing adjustable-rate loans and to the higher yields paid on the multi-family and commercial components of the loan portfolio. At March 31, 1998, the multi-family and commercial components of the company's loan portfolio totaled $96.8 million, or 32.8% of the total loan portfolio, compared to $60.9 million, or 21.3% of the total loan portfolio at March 31, 1997. Interest income on mortgage-backed securities decreased 17.4% to $2.3 million for the nine months ended March 31, 1998 from $2.7 million for the comparable 1997 period. The decrease was primarily due to a decrease in average balances to $42.1 million for the nine months ended March 31, 1998 from $51.5 million for the comparable 1997 period offset by an increase in average yield to 7.13% for the 1998 period from 7.06% for the 1997 period. Interest income on mortgage-related securities decreased 4.0% to $1.9 million for the nine months ended March 31, 1998 from $2.0 million for the comparable 1997 period. The decrease was primarily due to a decrease in average balances to $37.9 million for the nine months ended March 31, 1998 from $40.8 million for the comparable 1997 period, partially offset by an increase in average yield to 6.85% for the nine months ended March 31, 1998 from 6.63% for the comparable 1997 period. The increase in average yield on mortgage-backed and mortgage related securities was primarily due to the upward adjustment in rate on the adjustable rate securities of this portfolio and the decreased amount of fixed rate mortgage-related securities at lower interest rates during the nine months ended March 31, 1998. The decline in average balances of mortgage-backed and related securities is due to management's decision to increase the loans receivable portfolio. Interest income on investment securities and securities available-for-sale decreased 9.0% to $1.7 million for the nine months ended March 31, 1998 from $1.9 million for the comparable 1997 period. The decrease was primarily due to a decrease in average balance to $35.9 million for the nine months ended March 31, 1998 from $38.5 million for the 1997 period and a decrease in average yield to 6.37% for the 1998 period from 6.53% for the 1997 period. The lower average yield was primarily attributable to the decreased balances of investment and other securities invested at lower short-term interest rates than existed during the 1998 period as compared to the 1997 period.

INTEREST EXPENSE

Interest expense increased 8.7% to $16.2 million for the nine months ended March 31, 1998 from $14.9 million for the comparable 1997 period. The increase was the result of a 5.1% increase in the average amount of interest-bearing liabilities to $373.5 million for the nine months ended March 31, 1998 compared to $355.4 million for the comparable 1997 period and an increase in the average rate paid on interest-bearing liabilities to 5.78% for the 1998 period from 5.59% for the 1997 period. The increased balances of certificates of deposit (including brokered deposits) and borrowings at higher average interest rates was the primary reason for the increase in the average rate paid on the interest-bearing liabilities for the nine months ended March 31, 1998 as compared to the comparable 1997 period. Interest expense on deposits increased 10.8% to $11.2 million for the nine months ended March 31, 1998 from $10.1 million for the comparable 1997 period. The increase was the result of an increase in average balances of 7.4% to $264.4 million for the nine months ended March 31, 1998 from $246.3 million for the comparable 1997 period, and an increase in the average rate paid to 5.66% for the 1998 period from 5.48% for the 1997 period. The increase in deposits was primarily due to an increase of 4.8% in certificates of deposit (including brokered deposits) to $216.6 million for the nine months ended March 31, 1998 from $206.6 million for the 1997 period and an increase in average rate to 6.02% for the 1998 period from 5.82% for the 1997 period. Money market deposit accounts increased 71.0% to $24.0 million for the nine months ended March 31, 1998 from $14.0 million for the comparable 1997 period. Money market deposit accounts increased primarily due to aggressive marketing and a competitive rate offered during the nine months ended March 31, 1998. NOW accounts increased 13.3% to $2.6 million for the nine months ended March 31, 1998 from $2.3 million for the comparable 1997 period, partially offset by a decrease in average rate paid to 1.68% for the 1998 period from 1.73% for the 1997 period. These increases were partially offset by an average balance decline of 9.0% in Passbook accounts to $21.2 million for the nine months ended March 31, 1998 from $23.3 million for the comparable 1997 period. The Company's increase in certificates of deposit was the result of aggressive marketing and pricing offset by a decrease in brokered certificates of deposit. Of the $216.6 million in the average balance of certificates of deposit for the nine months ended March 31, 1998, $81.7 million or 37.7% represented brokered certificates of deposit compared to $85.7 million or 41.5% for the 1997 period. The average rate paid on brokered certificates of deposit increased to 6.15% for the nine months ended March 31, 1998 from 5.87% for the comparable 1997 period. The increase was primarily due to management's decision to lengthen the maturities of such deposits during the 1998 period. Interest on borrowings (FHLB advances and reverse repurchase agreements) increased 4.3% to $4.9 million for the nine months ended March 31, 1998 from $4.7 million for the comparable 1997 period. The increase was primarily due to the increase in average rate paid to 6.16% for the nine months ended March 31, 1998 from 5.92% for the 1997 period and by an increase in average balances to $105.8 million for the nine months ended March 31, 1998 from $105.5 million for the comparable 1997 period.

PROVISION FOR LOSSES ON LOANS

The provision for losses on loans increased 27.0% to $640,000 for the nine months ended March 31, 1998 from $504,000 for the comparable 1997 period. For a discussion of the factors considered by management in determining the appropriate level of allowance for losses on loans to be established through a provision for losses on loans, see comments under "Provision for Losses on Loans" contained in the section entitled, "Results of Operations - Comparison of the Three Months Ended March 31, 1998 and 1997."

NON-INTEREST INCOME

Non-interest income increased 12.2% to $801,000 for the nine months ended March 31, 1998 from $714,000 for the comparable 1997 period. The largest components of increase was an increase in gain on the of loans to $137,000 for the nine months ended March 31, 1998 compared to $14,000 for the comparable 1997 period, an increase in service charges on loans to $202,000 for the nine months ended March 31, 1998 from $134,000 for the comparable 1997 period and an increase in other non-interest income to $71,000 for the nine months ended March 31, 1998 from $47,000 for the comparable 1997 period. Offsetting the increases in non-interest income was a decrease in service charges on deposit accounts to $323,000 for the nine months ended March 31, 1998 compared to $369,000 for the comparable 1997 period and a decrease in insurance commissions to $18,000 for the nine months ended March 31, 1998 from $78,000 for the comparable 1997 period. Also, gains on the sale of securities and mortgage-backed and related securities decreased to ($8,000) for the nine months ended March 31, 1998 from $7,000 for the 1997 period.

NON-INTEREST EXPENSE

Non-interest expense decreased 9.4% to $5.0 million for the nine months ended March 31, 1998 from $5.5 million for the comparable 1997 period. The decrease was primarily due to a decrease in FDIC deposit insurance premiums of $912,000 to $133,000 for the nine months ended March 31, 1998 from $1.0 for the comparable 1997 period, which relates to a FDIC industry-wide special assessment of $877,000 offset by a refund credit of $137,000. Also, other non-interest expense decreased $5,000 to $858,000 for the nine months ended March 31, 1998 from $863,000 for the 1997 period. The decrease is primarily due to decreases in printing, office supplies, organization dues, legal and other miscellaneous expenses. Offsetting the decreases in non-interest expense was an increase in compensation and benefits of $240,000 to $2.9 million for the nine months ended March 31, 1998 from $2.6 million for the 1997 period. The increase in compensation and benefits expense primarily relates to higher salary and benefit levels and an increase in the number of full-time equivalent employees. Marketing expense increased $45,000 to $274,000 for the nine months ended March 31, 1998 from $229,000 for the comparable 1997 period. Also, occupancy and equipment expense increased $117,000 to $822,000 for the nine months ended March 31, 1998 from $705,000 for the 1997 period. The increase in occupancy and equipment primarily relates to the purchase of an office building and increased purchases of bank equipment.

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

The information required herein pursuant to Item 305 of Regulation S-K is incorporated by reference in sections entitled "Liquidity and Capital Resources" from pages 12 to 13 and "Asset/Liability Management" from pages 15 to 16 hereof.

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

         None.


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



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         No reports on Form 8-K were filed during the quarter for which this report was filed. There are no exhibits to this report other than the Financial Data Schedule attached hereto as Exhibit 27. See Note 2 to the unaudited Consolidated Financial Statements for the information required for Exhibit 11 Computation of Earnings Per Share.


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



                                               Hallmark Capital Corp.
                                               ----------------------
                                                    (Registrant)



Date:  May  12, 1998                        /s/    James D. Smessaert
                                            -------------------------
                                            James D. Smessaert
                                            Chairman of the Board
                                            Chief Executive Officer



Date:  May 12, 1998                          /s/    Arthur E. Thompson
                                            -------------------------
                                            Arthur E. Thompson
                                            Chief Financial Officer

                                  EXHIBIT INDEX
                                  -------------



 Exhibit No.                         Description
 ----------                          -----------
    27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.