Form 10-K
period 1998-06-30
HALLMARK CAPITAL CORP
filed 1998-09-25
CIK 910522

-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

                 Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934.

For Fiscal Year Ended June 30, 1998             Commission File Number  0-22224

===============================================================================

                             HALLMARK CAPITAL CORP.
             (Exact name of registrant as specified in its charter)

       Wisconsin                                          39-1762467
(State of Incorporation)                      (IRS Employer Identification No.)

                          7401 West Greenfield Avenue
                          West Allis, Wisconsin  53214
             (Address and Zip Code of principal executive offices)

                 Registrant's telephone number:  (414) 317-7100

       Securities Registered Pursuant to Section 12(b) of the Act:  None.

          Securities Registered Pursuant to Section 12(g) of the Act:
                    Common Stock, par value $1.00 per share.
                   -----------------------------------------
                                (Title of Class)

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

As of September 8, 1998, there were issued and outstanding 3,152,500 and 2,938,608 shares of the Registrant's Common Stock, respectively. The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the bid and asked price of such stock as of September 8, 1998, was $34.5 million. Solely for purposes of this calculation, all executive officers and directors of the Registrant are considered to be affiliates; also included as "affiliate shares" are certain shares held by various employee benefit plans where the trustees are directors of the Registrant or are required to vote a portion of unallocated shares at the direction of executive officers or directors of the Registrant. The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.

                     DOCUMENTS INCORPORATED BY REFERENCE

Part III of Form 10-K: Portions of the Proxy Statement for 1998 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.


-------------------------------------------------------------------------------

                          FORM 10 - K TABLE OF CONTENTS

                                                                                         Page
                                                                                         ----
Part I

     Item 1 -  Business ................................................................   1

     Item 2 -  Properties ..............................................................  46

     Item 3 -  Legal Proceedings .......................................................  47

     Item 4 -  Submission of Matters to a Vote of Security Holders .....................  48

Part II

     Item 5 -  Market for the Registrant's Common Stock and Related Security
               Holder Matters ..........................................................   49

     Item 6 -  Selected Consolidated Financial and Other Data ..........................   50

     Item 7 -  Management's Discussion and Analysis of Financial Condition and
               Results of Operations ....................................................  52

     Item 7A - Quantitative and Qualitative Disclosures About Market Risk ...............  71


     Item 8 -  Financial Statements and Supplementary Data ..............................  72

     Item 9 -  Changes in and Disagreements with Accountants and Financial Disclosure ... 101

Part III

     Item 10 - Directors and Executive Officers of the Registrant ....................... 101

     Item 11 - Executive Compensation ................................................... 101

     Item 12 - Security Ownership of Certain Beneficial Owners and Management ........... 101

     Item 13 - Certain Relationships and Related Transactions ........................... 101

Part IV

     Item 14 - Exhibits, Financial Statement Schedules and Reports on Form 8 - K ........ 102

     Signatures ......................................................................... 104

                                    PART I.

FORWARD-LOOKING STATEMENTS

     When used in this Annual Report on Form 10-K or future filings with the Securities and Exchange Commission, in quarterly reports or press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, various words or phrases are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include words and phrases such as "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," "intends to" or similar expressions and various other statements indicated herein with an asterisk after such statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors could affect the Company's financial performance and could cause actual results for future periods to differ materially from those anticipated or projected. Such factors include, but are not limited to: (i) general market interest rates, (ii) general economic conditions, (iii) legislative/regulatory changes, (iv) monetary and fiscal policies of the U.S. Treasury and Federal Reserve, (v) changes in the quality or composition of the Company's loan and investment portfolios, (vi) demand for loan products, (vii) deposit flows, (viii) competition, (ix) demand for financial services in the Company's markets, and (x) changes in accounting principles, policies or guidelines.

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

     In order to maximize shareholder value, the Company continues to pursue a strategy of effectively utilizing the capital acquired in the Bank's Conversion and the Company's initial public offering consummated in December 1993. The Company believes that its effective utilization of capital is best achieved through the growth of the Company's business. Pursuant to the Company's post-Conversion strategic plan, this growth is to be achieved through the expansion of the Company's asset base and diversification of the Company's portfolio into higher yielding assets, and is to be implemented in two stages. In stage one, implemented in fiscal 1994 through the first half of fiscal 1997, management focused on achieving a target asset size for the Company established by the Board of Directors. In stage two, which commenced in the second half of fiscal 1996 and continued in fiscal 1998, management focused, and intends to continue to focus, on portfolio diversification coupled with a moderate increase in the rate of growth of the Company's asset base. The Company intends to continue its asset portfolio diversification strategy in fiscal 1999.*

     Commencing in fiscal 1994 and continuing through the first half of fiscal 1997, the Company implemented the first stage of the strategy by leveraging its capital base to achieve asset growth. The objective of the first stage of the strategy was to reach a targeted asset size for the Company established by the Board of Directors within a three-to-five year period following the Conversion. The Company increased its asset size from $179.6 million at June 30, 1994 to $409.8 million at June 30, 1997. The Bank's principal investment focus during the four-year post-Conversion period was to originate and purchase mortgage loans (principally loans secured by one-to-four family owner-occupied homes) and purchase mortgage-backed securities. The asset growth was funded through significant increases in Federal Home Loan Bank ("FHLB") advances and other borrowings and increases in deposits, primarily brokered and non-brokered wholesale deposits. Pursuit of the foregoing strategy resulted in increases in the Company's net income, earnings per share, return on average equity ("ROAE") and return on average assets ("ROAA") in fiscal 1994, 1995 and 1996. Excluding the impact of the one-time industry-wide SAIF assessment in fiscal 1997, pursuit of the strategy also resulted in increases in the Company's net income, earnings per share, ROAE and ROAA for fiscal 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Starting in the latter half of fiscal 1996 and continuing in fiscal 1998, the Company implemented the second stage of its post-Conversion plan in order to continue to increase net income, earnings per share, ROAE and ROAA. This strategy involved shifting the focus from asset growth to asset portfolio diversification, while maintaining prudent capital and liquidity levels. This was, and continues to be achieved by altering the composition of loans and securities originated, purchased, sold and held in the total asset portfolio. In particular, the Company focused and will focus on originating and purchasing higher-yielding multi-family, commercial real estate and commercial business loans secured by properties or assets located within the Company's primary lending area (as defined herein), which will either replace or supplement the lower-yielding one-to-four family mortgage loans and principal run-off from the mortgage securities portfolio.* The Company also evaluated opportunities to purchase multi-family, commercial real estate, and commercial business loans or participation interests in such loans secured by properties or business assets located outside the Company's primary lending area. In fiscal 1998, the Company purchased an aggregate of $25.5 million, or 8.9% of gross loans at June 30, 1998, of loans and participation interests in loans originated by other lenders and secured by properties located outside of the Company's primary lending area (as defined herein). These loans and participation interests consisted primarily of commercial real estate and commercial real estate construction loans. The Company also expanded its origination of higher-yielding loans through its commercial lending division, which offers commercial/industrial real estate term loans, equipment leasing, inventory/equipment/receivables financing, lines of credit, letters of credit and SBA loan programs. The Company originated and purchased $35.6 million in various commercial business loans, either unsecured or secured by commercial business assets as of June 30, 1998, of which $6.28 million were secured by business assets located outside of the Company's primary lending area. Asset portfolio diversification in fiscal 1998 was funded through principal repayment cash flows from existing assets, wholesale brokered and non-brokered deposits, the sale of one-to-four family mortgage loans in the secondary market, the maturity and sale of mortgage-backed and related securities, retail deposits and FHLB advances.

     In fiscal 1999, the Company intends to continue the implementation of the second phase of its business plan with a moderate rate of growth of its asset base.* The Company's business strategy is to continue its focus on increasing net interest income and generating additional non-interest income from existing and new revenue sources.* In order to increase net interest income, the Company intends to continue to utilize its asset portfolio diversification strategy of selling lower-yielding assets such as securities and one-to-four family mortgage loans in the secondary market in order to provide liquidity to fund higher-yielding loan originations and purchases, increase non-interest income and maintain adequate levels of capital.* The Company anticipates that increased sales of one-to-four family mortgage loans will decrease the proportion of the gross loan portfolio represented by such loans, will increase non-interest income as a result of increased gains on the sales of such loans, and will further lessen the Company's negative gap position as such loans are replaced by higher-yielding, adjustable rate assets, including multi-family, commercial real estate and commercial loans.* Portfolio diversification in fiscal 1999 also will include continued purchases of loans or participation interests in loans originated by other lenders both within and outside of its primary lending area as well as originations outside of the primary lending area.* Loans purchased, or participation interests purchased, which relate to properties or business assets located outside of the Company's primary lending area will consist primarily of multi-family, commercial real estate, multi-family construction, commercial real estate construction loans and commercial business loans.* In deciding whether or not to originate or purchase a loan or participation interest in a loan originated outside of the Company's primary lending area, management of the Company has applied, and continues to apply, underwriting guidelines which are at least as strict as those applicable to the origination of similar loans within its primary lending area.

     The Company intends to fund its asset portfolio diversification in fiscal 1999 through a combination of retail deposits, brokered deposits, borrowings, the sale of one-to-four family mortgage loans in the secondary market, the maturity and sale of mortgage-backed and related securities, and FHLB advances.*

     In addition, in fiscal 1999, the Company intends to continue increasing the activities of its commercial lending division as another element of the overall portfolio diversification strategy.* The focus of the Company's commercial lending operation will be small business loans and leases. Management currently anticipates that the commercial lending division will generate approximately $40 million in new commercial loans/leases during fiscal 1999.* Management believes that the commercial lending component of its operations will benefit the Company longer term, and should contribute to a long-term increase in net income and return on equity.* The commercial lending division also has enhanced the Company's core deposit base, through the establishment of new deposit relationships with the commercial lending division's customers. As of June 30, 1998, commercial deposits totaled $5.9 million or 2.16% of the Company's core deposit base.

     The Company also intends to increase non-interest income and net interest income in fiscal 1999 by exploring ways to expand its lending activities into higher credit risk financial services (also known as subprime lending).* The subprime lending market includes manufactured housing, automobile, credit card, business, and residential first and second mortgage financing. The subprime mortgage market for first and second mortgage loans, on which the Company currently intends to focus, represents loans that do not conform to Federal Home Loan Mortgage Corporation ("FHLMC") and Fannie Mae guidelines. The borrowers on such loans typically have credit deficiencies on their credit history, such as late payments on their mortgage loan, low credit scores, foreclosures or bankruptcies. Other non-conforming reasons which classify loans as subprime include higher debt-to-income ratios, no down payment, limited documentation, high cash-out refinances or no verification of the borrower's income. A secondary market of private investors and mortgage bankers provides a mechanism for the underwriting, sale and servicing of subprime loans. Due to the higher degree of credit risk inherent in this type of lending, subprime residential mortgage loan rates generally are higher yielding compared to conventional one-to-four family mortgage rates. In addition, if sold in the secondary market, a higher origination fee and yield spread premium are paid on such loans.* The Company presently is involved in the exploratory phase of assessing the subprime market. If the Company decides to proceed in the development of a subprime program, the Board of Directors and management intend to establish parameters in the areas of total portfolio size, underwriting guidelines, approval process, underlying collateral type and location. In addition, in establishing such parameters, the Board of Directors of the Company intends to evaluate the impact of such a program on the Company's allowance and provision for loan loss as well as the overall financial impact on the Company.

     In fiscal 1999, the Company also intends to explore alternative methods of reducing net interest expense, such as offering deposit products on the Company's Website, evaluating potential acquisitions of retail branch networks in market areas demonstrating a lower cost of funds demand for deposit products and by actively seeking lower cost funding in the wholesale financial markets.*

     During fiscal 1999, the Company also intends to increase its non-interest income by expanding the following three fee income producing divisions:
Residential Lending, Hallmark Planning Services and Commercial Banking.* The Company also intends to evaluate the feasibility and profitability of opening satellite lending facilities in communities outside of the Company's primary lending area to help increase originations of one-to-four family first mortgage loans, which are sold in the secondary market to generate fee income.* The Company's insurance subsidiary Hallmark Planning Services, Inc. continues to grow as the Company seeks to generate fee income from investment product and annuity sales. The Company also has begun to develop a program for mortgage contract cash processing within the commercial lending division, a service intended to generate fee income.* Pursuant to such program, the Bank would act as a partial sub-servicer performing a cash/processing function for nationally-originated commercial real estate loans.*

     The increase in the level of the allowance for losses on loans during fiscal 1998 was primarily the result of increases in the commercial, home equity and commercial real estate loan portfolios. Loans secured by multi-family and commercial real estate and commercial business assets generally involve a greater degree of credit risk than one-to-four family loans and carry larger balances. The increased credit risk is the result of several factors, including concentration of principal in a limited number of loans and borrowers, the effect of general economic conditions on income-producing properties, and the increased difficulty of evaluating and monitoring these types of loans. Management anticipates that as the Company's volume of multi-family and commercial/nonresidential real estate and commercial business lending activity continues to increase, the Company will need to build a higher level of allowance for loan losses established through a provision for loan losses, which will have a negative effect on the Company's net income in the short-term.* However, the Company believes that building the higher yielding multi-family and commercial/nonresidential real estate components of its gross loan portfolio will benefit the Company longer term, and should contribute to a long-term improvement in the Company's net income and return on equity.*

     Under regulations established for state savings banks by the Wisconsin Department of Financial Institutions, Division of Savings Institutions ("DSI"), as implemented by the Administrator of the DSI, the Bank is limited in the amount of commercial real estate and commercial business loans it can hold in its loan portfolio. This limit is currently 20% of the Bank's total assets and may be increased with the approval of the DSI. At June 30, 1998, the Bank had $63.1 million of such loans in its portfolio with a current limit based on the Bank's asset base of $88.0 million. Management anticipates that as the Bank's commercial real estate and commercial business loan origination and purchase activity increases in fiscal 1999, the Bank will be required to apply to the DSI to increase the limit to an amount in excess of 20% of the Bank's asset base.* While management believes it will be able to obtain such DSI approval, there can be no assurances that if requested, the DSI will approve an increase in such lending limit for the Bank, or at what lending limit level such approval will be granted.

MARKET AREA

     The Bank offers a variety of retail deposit products and services primarily in Milwaukee and Waukesha counties, Wisconsin. Of the Bank's total deposits at June 30, 1998, 54.2% represented retail or core deposits and 45.8% represented non-core wholesale brokered and non-brokered deposits. The Bank also offers a variety of mortgage loan products in the southern Wisconsin counties of Milwaukee, Waukesha, Racine, Kenosha, Ozaukee, Washington, Sheboygan, Fond du Lac, Dodge, Jefferson, Dane, Rock and Walworth ("primary lending area").

     During fiscal 1996 and continuing in fiscal 1998, under authority granted by the Board of Directors, management began to evaluate lending opportunities on a national basis. Loans originated or purchased and participation interests purchased in loans secured by collateral outside of the Bank's primary lending area, in fiscal 1998, did not exceed 10% of the entire portfolio and primarily consisted of commercial real estate and commercial real estate construction loans. In fiscal 1999, management intends to continue to evaluate lending opportunities on a national basis, and management will evaluate opportunities to originate and purchase one-to-four family, multi-family, commercial real estate construction loans, or participation interests in such loans originated by other lenders and secured by properties located outside of the Company's primary lending area.* Management also intends to actively pursue opportunities to originate and purchase commercial real estate and commercial business loans both within and outside its primary lending area as part of its ongoing asset portfolio diversification strategy. These commercial-related loans are either secured by real estate, collateralized by other business assets or are unsecured.

     The Bank's administrative office is located at 5555 N. Port Washington Road, Glendale, Wisconsin. The City of Glendale is immediately north of the City of Milwaukee, which is located on the western shore of Lake Michigan, approximately 90 miles north of Chicago, Illinois. The Bank has three full-service branches located in West Allis, New Berlin and Greenfield, which are suburbs of Waukesha and Milwaukee counties, respectively, and together account for approximately 50.5% of the Bank's total deposits. The Bank also operates a limited-service office inside of a senior community residence in West Allis. All of the Bank's locations are in areas generally characterized as residential neighborhoods.

     The City of Milwaukee is the largest city in Wisconsin, and the Milwaukee metropolitan statistical area ("MSA") which includes Milwaukee, Waukesha, Ozaukee and Washington counties, is the largest MSA within the State of Wisconsin. The MSA includes a diverse economic base, including business, industry and agriculture. Major employers include Johnson Controls, Inc, Harnischfeger Industries, Inc., Briggs and Stratton Corp., Harley-Davidson, Inc., A.O. Smith Corp., Rockwell Allen-Bradley and Northwestern Mutual Life Insurance Co., and the home offices of numerous other insurance companies and financial institutions. Although the local economy was adversely impacted by the reduction in the number of jobs in heavy industry in the late 1970's and early 1980's, the addition of many service industry and small manufacturing jobs has had a favorable impact upon the area's economy. The MSA has eleven colleges and universities each with enrollments exceeding 1,000 students, including Marquette University, the Milwaukee campus of the University of Wisconsin and Concordia University.

LENDING ACTIVITIES

  GENERAL

     The largest component of the Bank's gross loan portfolio, which totaled $288.7 million at June 30, 1998, was first mortgage loans secured by owner-occupied one-to-four family residences. At June 30, 1998, one-to-four family owner-occupied mortgage loans totaled $134.9 million or 46.7% of gross loans. Of the total one-to-four family mortgage loans, $49.9 million or 44.4% were ARM loans. Of the remaining gross loans held at June 30, 1998, 12.0% were commercial real estate loans, 11.6% were multi-family mortgage loans, 8.7% were home equity loans, 7.0% were one-to-four family non-owner occupied mortgage loans, 5.1% were commercial business loans, 4.8% were commercial construction and lot loans, 1.7% were in various consumer loans, 1.3% were one-to-four family construction loans and 1.1% were multi-family construction loans. The Bank originates primarily ARM loans or fixed-rate loans which have short- and intermediate-term maturities for its own loan portfolio. The Bank also offers longer-term fixed-rate loans, some of which are sold to secondary market investors within guidelines established by the Asset/Liability Committee. The Bank's total loan portfolio increased for the year ended June 30, 1998, primarily because the Bank retained more originated loans, since such loans currently carry a higher yield than comparable mortgage-backed and related securities. During the fiscal year ended June 30, 1998, approximately $39.4 million of fixed-rate one-to-four family mortgage loans were originated and purchased as compared to $18.1 million during fiscal year ended June 30, 1997. The total amount of fixed-rate loans originated was $39.4 million for fiscal 1998; and $15.6 million for fiscal year 1997. There were no one-to-four family fixed-rate loans purchased in fiscal 1998. While the level of originations of one-to-four family mortgage loans increased in fiscal 1998 compared to fiscal 1997, purchases of one-to-four family mortgage loans (including one-to-four family construction loans) decreased from $14.7 million in fiscal 1997 to $2.1 million in fiscal 1998. The reason for the increase in one-to-four family originations was due primarily to a lower level of long-term interest rates in fiscal 1998 that increased the amount of loans refinanced. In particular, in lieu of purchasing additional one-to-four family and multi-family mortgage loans, the Company focused on the origination of a larger percentage of higher-yielding home equity, commercial/non-residential, commercial real estate construction and commercial business loans.

     In fiscal 1999, the Company's business objectives are to profitably utilize the Company's shareholders' equity and leverage the capital position of the Company by continuing to implement a strategy of moderate asset growth, similar to fiscal 1998.* One of the Company's primary goals is to increase the percentage size of its gross loan portfolio as compared to the percentage size of its mortgage-backed and related investment securities portfolio, and within the gross loan portfolio, to increase the percentage size of higher-yielding loans secured by multi-family and commercial real estate (both within and outside the Bank's primary lending area), and commercial business assets (both within and outside the Bank's primary lending area), as compared to loans secured by owner-occupied one-to-four family residences, both within and outside of the Bank's primary lending area.* In fiscal 1999, the Company also intends to manage its capital and liquidity position and improve profitability by selling a larger percentage of newly-originated one-to-four family mortgage loans in the secondary market.* The Company expects the number of loans originated to increase through the development of a higher credit risk financial services program (also known as subprime lending) and satellite lending offices outside the Company's primary lending area.* The subprime lending market includes manufactured housing, automobile, credit card, business, and residential first and second mortgage financing, as discussed herein in detail. See "Business - General."

     In fiscal 1999, the Company also intends to explore alternative methods of reducing net interest expense, such as offering deposit products on the Company's Website, evaluating potential acquisitions of retail branch networks in market areas demonstrating a lower cost of funds demand for deposit products and by actively seeking lower cost funding in the wholesale financial markets.* The Bank will continue to promote its home equity line of credit product, the "flexLOAN" to increase the size of its home equity loan portfolio.* Management of the Company believes the Company's return on equity will continue to improve through moderate asset growth and through an increase in the volume of higher-yielding multi-family and commercial real estate loans and commercial non-real estate loans, through the sale of one-to-four family mortgage loans in the secondary market, and through the implementation of subprime mortgage originations and servicing.*

     Under regulations established for state savings banks by the DSI as implemented by the Administrator of the DSI, the Bank is limited in the amount of commercial real estate and commercial business loans it can hold in its loan portfolio. This limit is currently 20% of the Bank's total assets and may be increased with the approval of the DSI. At June 30, 1998, the Bank had $63.1 million of such loans in its portfolio with a current limit based on the Bank's asset base of $88.0 million. Management anticipates that as the Bank's commercial real estate and commercial business loan origination and purchase activity increases in fiscal 1999, the Bank will be required to apply to the DSI to increase the limit to an amount in excess of 20% of the Bank's asset base.* While management believes it will be able to obtain such DSI approval, there can be no assurances that if requested, the DSI will approve an increase in such lending limit for the Bank, or at what lending limit level such approval will be granted.

     While the Company intends to continue to focus its efforts on originations within its primary lending area, the Company will continue lending on credit-worthy opportunities on a national basis.* In fiscal 1999, the Company's management will continue to evaluate and implement opportunities to originate and purchase, and may in fact purchase, one-to-four family, multi-family, commercial real estate loans, commercial real estate construction loans, commercial business loans, or participation interests in such loans, originated by other lenders outside the Company's primary lending area.* Management believes opportunities exist in the national market for the selective acquisition of quality assets which meet the Bank's asset portfolio diversification strategy and credit quality guidelines. In deciding whether or not to originate or purchase a loan or participation interest in a loan originated outside of the Company's primary lending area, management of the Company has applied, and intends to continue to apply underwriting guidelines at least as strict as those applicable to the origination of comparable loans within its market area. However, management of the Company intends to continue to be cautious with loans secured by multi-family, commercial real estate, and commercial business loans, as these types of loans generally involve a greater degree of credit risk than one-to-four family loans and carry larger balances.* The increased credit risk is the result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effect of general economic conditions on income producing properties, and the increased difficulty of evaluating and monitoring these types of loans. Also, the repayment of loans secured by commercial business assets is typically dependent upon the successful operation of the business for which the loan was made. The Bank and the Board of Directors have taken precautions to reduce such risk by establishing prudent loan underwriting guidelines and loan-to-value ratios. The cash flows, both historical and future projections, of the business and the value of the collateral are analyzed to provide assurances to the Bank that the business will generate a sufficient level of cash flow to cover ongoing business expenses and debt service. The loan-to-value ratios vary depending on the type and liquidity of the collateral. The above credit risks may be increased with respect to loans secured by properties or business assets located outside the Company's primary lending area due to the increased difficulty of monitoring such loans.

     Despite the risks inherent in commercial real estate and business lending, the Bank's delinquent commercial real estate and business loans as a percentage of gross loans has been minimal. Total non-performing loans to gross loans receivable was .50% at June 30, 1998 compared to .22% at June 30, 1997. The primary reason for the increase in total non-performing loans relates to the default of a commercial real estate loan during fiscal 1998 that is located in the Bank's primary market with a balance of $683,000. Management believes that the specific loan loss reserve established on this loan is adequate to absorb a potential loss related to its resolution.

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




                                                                               AT JUNE 30,
                                     -----------------------------------------------------------------------------------------------
                                           1998                1997                1996               1995               1994
                                     -----------------  ------------------  ------------------  -----------------  -----------------

                                       AMOUNT  PERCENT   AMOUNT   PERCENT    AMOUNT   PERCENT    AMOUNT   PERCENT   AMOUNT   PERCENT
                                     --------  -------  --------  --------  --------  --------  --------  -------  --------  -------
                                                                  (DOLLARS IN THOUSANDS)
REAL ESTATE LOANS:
 One-to-four family:
     Owner-occupied ................ $134,877     46.7% $153,618      53.6% $146,022      58.7% $101,008     66.2%  $72,411    65.8%
     Non-owner occupied ............   20,205      7.0    13,893       4.9     7,667       3.1     5,633      3.7     5,429     5.0
 Home equity........................   25,079      8.7    25,297       8.8    19,349       7.8    11,888      7.8     9,810     8.9
 Multi-family ......................   33,513     11.6    27,616       9.7    19,788       8.0     3,755      2.5     2,538     2.3
 Commercial/nonresidential .........   34,610     12.0    21,693       7.6     5,488       2.2     1,297      0.8     1,675     1.5
 One-to-four family construction ...    3,718      1.3    17,382       6.1    23,885       9.6    12,796      8.4     7,017     6.6
 Multi-family construction .........    3,120      1.1     9,621       3.4    13,131       5.3     2,556      1.7        --     0.0
 Other construction and land .......   13,874      4.8     7,385       2.6     6,491       2.6     3,858      2.5     1,478     1.3
                                     --------  -------  --------  --------  --------  --------  --------  -------  --------  ------
     Total real estate loans .......  268,996     93.2   276,505      96.7   241,821      97.3   142,791     93.6   100,358    91.2
CONSUMER AND OTHER LOANS:
 Automobile ........................      755      0.2     1,195       0.7     1,774       0.7     2,327      1.5     2,250     2.1
 Student ...........................       --      0.0        --       0.0        --       0.0     1,974      1.3     1,681     1.5
 Credit card .......................    2,777      1.0     2,730       1.0     2,585       1.0     2,796      1.8     2,990     2.7
 Other consumer loans ..............    1,476      0.5     1,950       1.0     2,372       1.0     2,684      1.8     2,730     2.5
                                     --------  -------  --------  --------  --------  --------  --------  -------  --------  ------
     Total consumer loans ..........    5,008      1.7     5,875       2.1     6,731       2.7     9,781      6.4     9,651     8.8
 Commercial loans...................   14,646      5.1     3,471       1.2         -       0.0         -      0.0         -     0.0
 Gross loans receivable ............  288,650   100.0%   285,851    100.0%   248,552    100.0%   152,572   100.0%   110,009  100.0%
                                     --------  -------  --------  --------  --------  --------  --------  -------  --------  ------
ADD:
  Accrued interest, net ............    1,764              1,694               1,287                 784                523
LESS:
  Loans in process .................   (6,848)           (11,998)            (23,770)            (10,099)            (4,618)
  Deferred fees and discounts ......     (319)              (197)                (18)                 28                (64)
  Allowance for loan losses ........   (2,329)            (1,762)             (1,234)               (953)              (769)
  Allowance for uncollected interest      (29)               (32)                (10)                (11)               (13)
                                     --------           --------            --------            --------           --------
      Total additions/deductions ...   (7,762)           (12,295)            (23,745)            (10,251)            (4,941)
                                     --------           --------            --------            --------           --------
        Loans receivable, net ...... $280,889           $273,556            $224,807            $142,321           $105,068
                                     ========           ========            ========            ========           ========

     LOAN MATURITY

     The following table shows the contractual maturity of the Bank's loan and mortgage-backed and related securities portfolio at June 30, 1998. Loans that have adjustable rates are shown as being due in the period during which the last payment is due. Demand loans that have no schedule for repayment and no stated maturity are reported as due in one year or less. The table does not include estimated prepayments or scheduled principal amortization. Prepayments and scheduled principal amortization on loans totaled $140.2 million, $70.1 million and $38.7 million for the years ended June 30, 1998, 1997 and 1996, respectively. Management anticipates that as the Bank continues to originate and purchase multi-family, commercial real estate loans and commercial business loans, or participation interests in such loans, there will not be a material impact on the contractual maturities of the Bank's loan portfolio.*




                                                                                AT JUNE 30, 1998
                                          ------------------------------------------------------------------------------------------


                                                         ONE-TO-
                                              ONE-TO-     FOUR                               MULTI-       COMMERCIAL/      OTHER
                                               FOUR       FAMILY        HOME     MULTI-      FAMILY          NON-       CONSTRUCTION
                                              FAMILY    CONSTRUCTION    EQUITY   FAMILY   CONSTRUCTION    RESIDENTIAL       LAND
                                             --------  -------------    -------  -------  ------------  -------------      -------
                                                                              (IN THOUSANDS)
AMOUNTS DUE:
  Within one year .....................     $     194  $     212     $     359  $     --   $      --     $     337      $    1,920
  After one year:
    One to three years ................           280         --           983       494       1,000         7,246           4,500
    Three to five years ...............           884         --           523     1,831          --        10,675             500
    Five to ten years .................        10,467         --        22,171     5,588         500        14,060           4,012
    Ten to 20 years ...................        46,069         --         1,043     2,334         500         1,390           2,942
    Over 20 years .....................        97,188      3,506            --    23,266       1,120           902              --
                                            ---------  ---------     ---------  --------    --------     ---------      ----------
       Total due after one year .......       154,888      3,506        24,720    33,513       3,120        34,273          11,954
                                            ---------  ---------     ---------  --------    --------     ---------      ----------
       Total amounts due ..............       155,082      3,718        25,079    33,513       3,120        34,610          13,874
LESS:
  Loans in process ....................          (256)    (2,152)           --        --         (95)           --          (4,345)
  Deferred fees and discounts .........           (38)        --            --        --          --            --              --
  Allowance for loan losses/
  Unrealized depreciation on
  securities available-for-sale .......          (585)       (11)         (342)     (242)        (23)         (600)           (181)
                                            ---------  ---------     ---------  --------    --------     ---------      ----------
Loans receivable and mortgage-
  backed and related securities, net ..     $ 154,203  $   1,555     $  24,737  $ 33,271    $  3,002     $  34,010      $    9,348
                                            =========  =========     =========  ========    ========     =========      ==========



                                                              AT JUNE 30, 1998
                                              -------------------------------------------------
                                                TOTAL
                                               MORTGAGE-
                                                BACKED
                                                 AND
                                               RELATED
                                              SECURITIES   CONSUMER       COMMERCIAL      TOTAL
                                              ----------  ----------     -----------    -------
AMOUNTS DUE:
  Within one year .....................     $     291     $  3,016        $  6,330      $  12,659
  After one year:
    One to three years ................         2,024          535             778         17,840
    Three to five years ...............           278          367           4,652         19,710
    Five to ten years .................         4,270          458           2,886         64,412
    Ten to 20 years ...................        17,659          632              --         72,569
    Over 20 years .....................        98,009           --              --        223,991
                                            ---------     --------        --------      ---------
       Total due after one year .......       122,240        1,992           8,316        398,522
                                            ---------     --------        --------      ---------
       Total amounts due ..............       122,531        5,008          14,646        411,181
LESS:
  Loans in process ....................            --           --              --         (6,848)
  Deferred fees and discounts .........           305           --            (281)           (14)
  Allowance for loan losses/
  Unrealized depreciation on
  securities available-for-sale .......            (5)        (160)           (185)        (2,334)
                                            ---------      -------        --------      ---------
Loans receivable and mortgage-
  backed and related securities, net ..     $ 122,831       $4,848         $14,180       $401,985
                                            =========      =======        ========      =========



     The following table sets forth at June 30, 1998, the dollar amount of all loans and mortgage-backed and related securities due after June 30, 1999, and whether such loans have fixed interest rates or adjustable interest rates.

                                                               DUE AFTER JUNE 30, 1999
                                                          ----------------------------------
                                                           FIXED      ADJUSTABLE     TOTAL
                                                          --------  --------------  --------
                                                                    (IN THOUSANDS)
Mortgage loans:
      One-to-four family ........................      $   106,301   $  48,587    $  154,888
      One-to-four family construction ...........               --       3,506         3,506
      Home equity ...............................            2,833      21,887        24,720
      Multi-family ..............................            4,343      29,170        33,513
      Multi-family construction .................            1,500       1,620         3,120
      Commercial/nonresidential .................           16,990      17,283        34,273
      Other construction and land ...............               67      11,887        11,954

Consumer loans ..................................            1,992          --         1,992
Commercial loans ................................            8,316          --         8,316
                                                       -----------   ----------   ----------

       Gross loans receivable ...................          142,342      133,940      276,282

Mortgage-backed and related securities ..........           29,921       92,319      122,240
                                                       -----------   ----------   ----------

       Gross loans receivable and
        mortgage-backed and related securities ..      $   172,263   $  226,259   $  398,522
                                                       ===========   ==========   ==========

  ONE-TO-FOUR FAMILY MORTGAGE LENDING

     The majority of the Bank's historical lending activity has been the origination of first mortgage loans secured by one-to-four family owner-occupied residences located within the Bank's primary lending area. In fiscal 1998, the Bank primarily purchased and originated one-to-four family real estate loans secured by properties located within the Bank's primary lending area. Of the $46.8 million in one-to-four family originations and $413,000 in purchases during fiscal 1998, $2.2 million, or 4.8% of gross one-to-four family originations and purchases, were originated outside of the primary lending area. The Bank did not purchase any one-to-four family mortgage loans secured by properties located outside of the primary lending area. One-to-four family loan purchases decreased from $6.4 million in fiscal 1997 to $413,000 in fiscal 1998. The decrease of one-to-four family purchased loans in fiscal 1998 was consistent with the Company's strategic plan to diversify the Bank's asset base into higher-yielding loans. The one-to-four family mortgage loans purchased in fiscal 1998 were retained in the Bank's loan portfolio. The purchased loans either were underwritten in accordance with the Bank's underwriting guidelines or if the Bank's underwriting guidelines were not met, other credit enhancements, such as loan repurchase agreements, were obtained and approved in advance by the Board of Directors.

     The Bank offers conventional fixed-rate mortgage loans and ARM loans with maturity dates that typically range from 15 to 30 years. Substantially all of the ARM loans are originated for the Bank's own loan portfolio. The Bank also originates 15-year fixed-rate loans that primarily have been retained in the Bank's portfolio in recent fiscal years. During the fiscal year ended June 30, 1998, the Bank originated and purchased $39.4 million in fixed-rate one-to-four family mortgage loans. The Bank sold $18.7 million in fixed-rate one-to-four family mortgage loans, or 40% of such originated loans, in fiscal 1998. Of the $18.7 million loans sold, substantially all were 30-year fixed-rate mortgage loans. During fiscal 1998, management continued its fiscal 1997 strategy of selling a portion of the fixed-rate loans originated and purchased to provide funds for adding higher yielding loans to the portfolio. In fiscal 1999, the Bank intends to sell a larger percentage of one-to-four family mortgage loans in the secondary market as part of its strategy of asset portfolio diversification, moderate asset growth, and capital and liquidity management.* Certain fixed-rate loans made under special loan terms or programs, principally originated for purposes of compliance with the Community Reinvestment Act are retained in the Bank's portfolio. The Bank follows Federal Home Loan Mortgage Corporation ("FHLMC") and Fannie Mae underwriting guidelines for its one-to-four family mortgage loans.

     Due to the highly competitive banking environment in its primary lending area, the Bank offers a variety of rates, fees, origination terms and mortgage products. While the interest rate on a mortgage loan is a function of the origination points charged, the Bank recently has originated loans primarily without points.

     Upon receipt of a completed mortgage application from a prospective borrower, a credit report is ordered, an appraisal from an independent third-party is obtained, income and other deposit information is verified, and, as necessary, additional financial information is requested. The Bank requires title insurance on all first mortgage loans. Borrowers must present evidence of appropriate hazard insurance and flood insurance (if applicable) prior to the closing. Borrowers are required to advance funds on a monthly basis, together with payments of principal and interest, to a mortgage escrow account from which the Bank makes disbursements for items such as real estate taxes, hazard insurance, and in some cases, flood insurance. The lending policy of the Bank restricts mortgage loan amounts to 80% of the lesser of the appraised value or purchase price of the real estate to be mortgaged to the Bank. The Bank makes mortgage loans in amounts up to 95% of the lesser of the appraised value or purchase price, subject to the availability of private mortgage insurance insuring the amount in excess of 80% of the appraised value or purchase price. One exception to this policy is for ARM loans in which case the Bank loans up to 90% of the appraised value or purchase price with the appropriate private mortgage insurance. The Bank's underwriting department reviews all the pertinent information and makes a credit decision for approval or denial within established Bank policy guidelines. Utilizing the Bank's current underwriting guidelines, a majority of one-to-four family loans were outsourced to a contract underwriter, then reviewed by the Bank's internal underwriter during fiscal 1998. The increase in outsourcing of one-to-four family loans to a contract underwriter is consistent with the strategy to contain the Bank's variable per loan origination costs. During fiscal 1998, the Bank began utilizing Desktop Underwriter (Fannie Mae's automated underwriting system) and Loan Prospector (FHLB's underwriting system) for the analysis and approval of conforming loans. This process was initiated in order to streamline the loan underwriting process and to say up-to-date with advances in mortgage technology. Recommendations to deny applications based on underwriting considerations are reviewed by the Bank's senior underwriter prior to a final loan denial. Summaries of all one-to-four family mortgage loan applications are reviewed on a monthly basis by the

Board of Directors and the Loan Committee. Mortgage loans held in the Bank's loan portfolio generally include due-on-sale clauses, which provide the Bank with the contractual right to deem the loan immediately due and payable in the event the borrower transfers the ownership of the property without the Bank's prior consent. The Bank enforces the due-on-sale clauses of its mortgage loans.

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

     One-year ARM loans currently adjust a maximum of 2 percentage points per year with a lifetime interest rate cap of 12.9%. Monthly payments of principal and interest are adjusted when the interest rate adjusts to maintain full amortization of the mortgage loan within the remaining term. The Bank also offers one- and three-year ARM loans, which adjust annually after the initial one- and three-year terms, and provide for an option to convert the ARM loan to a fixed-rate loan at certain intervals upon the payment of a fee. The initial rates offered on ARM loans fluctuate with general interest rate changes and are determined by competitive conditions and the Bank's yield requirements. The Bank primarily uses the one-year Constant Maturity United States Treasury index to determine the interest rate payable upon the adjustment date of outstanding ARM loans. Substantially all of the ARM loans contain a fixed-rate conversion feature permitting conversion to a fixed rate for up to five years after origination. Conversion terms are established at origination to permit the Bank to sell the ARM loan to secondary market investors immediately upon conversion to a fixed rate. From time to time, the Bank offers initial interest rates on the ARM loans it originates below the fully indexed rate (i.e., "teasers"). To minimize the associated risk with ARM loans, borrowers are qualified at the higher of the initial offering rate or the fully indexed rate or higher. ARM loans generally pose different risks than fixed-rate loans. In a rising interest rate environment, the underlying ARM loan payment rises, increasing the potential for default, and the marketability of the underlying property may be adversely affected. In a decreasing interest rate environment, mortgagors tend to refinance to fixed-rate loans. The Bank's delinquency experience on its ARM loans has been minimal.

     Prior to the mid-1980s, the Bank originated ARM loans which carried interest rates that were subject to annual adjustment by the Bank on a discretionary basis ("non-index ARMs"). At June 30, 1998, the Bank had $3.3 million of non-index ARMs outstanding.

     The Bank offers one- to three-year balloon payment loan programs for land loans. Under these programs, the interest rate and monthly payment are fixed for the initial term and, thereafter, provided certain conditions are met at maturity, the loan would be either paid off in full or renewed at the then-current rate.

     Historically, the Bank has focused on residential mortgage loan origination. As a result of mortgage origination emphasis, $29.5 million in one-to-four family mortgage loans were originated for the fiscal year ended June 30, 1996. For the fiscal years ended June 30, 1997 and 1998, such loan originations totaled $27.8 million and $46.8 million, respectively. The Bank experienced a decrease in residential loan origination during fiscal 1997, compared to fiscal 1996, due to higher interest rate levels. An increase in originations was experienced in fiscal 1998 as interest rates decreased during the fiscal year and refinancings increased. Due to the Company's strategy to increase non-interest income and to provide liquidity for the funding of higher-yielding multi-family, commercial real estate and commercial business loans in fiscal 1999, the origination and purchase, and subsequent sale in the secondary market, of one-to-four family mortgage loans is expected to increase through the development of a subprime mortgage loan program and satellite lending offices outside the Company's primary lending area.*

   HOME EQUITY LENDING

     The Bank originates closed- and open-ended home equity loans, also referred to as flexLOANS, secured by one-to-four family residences within its market area. The closed-end home equity loans have fixed rates for periods of up to fifteen years. Open-ended home equity loans are granted for up to a ten-year term, renewable at the sole discretion of the Bank for up to additional ten-year periods. The minimum periodic payment on open-ended home equity loans is based on 1.5% for loans with combined loan-to-value ratios up to 100% and interest-only on loans up to 80% combined loan-to-value ratios. After an initial introductory interest rate which is set below the fully-indexed rate, open-ended loans have an adjustable interest rate, currently set at the prime rate plus 2%-3% for loans with combined loan-to-value ratios above 80% and prime plus 1% for loans with combined loan-to-value ratios up to 80%. Origination fees are charged on closed- and open-ended home equity loans. The Bank reviews completed loan applications, receives a credit report, verifies income and other financial data, and either uses the tax assessment of the property as assessed by the local municipality or obtains a separate appraisal of the property to determine the maximum amount it will loan on such property. The Bank's delinquency experience on home equity loans has been minimal. At June 30, 1996 and June 30, 1997, the Bank held $19.3 million and $25.3 million, respectively, in outstanding home equity loans which represented 7.8% and 8.8%, respectively, of total loans at the end of each period. At June 30, 1998, home equity loans were $25.1 million, or 8.7% of gross loans. The Bank intends to continue its effort to increase flexLOAN portfolio totals in fiscal 1999 as part of its strategy to diversify the loan portfolio into higher-yielding loans.*

   RESIDENTIAL CONSTRUCTION LENDING

     The Bank became active in single-family owner-occupied construction loans in the mid-1980s. Construction loans are made to individuals who have signed construction contracts with a homebuilder and to a lesser extent, directly to a home builder. Loan proceeds are disbursed through an insured title company as residential construction progresses. These loans have loan-to-value ratios not exceeding 95%. When the loan-to-value ratio exceeds 80%, private mortgage insurance is required which insures payment of a portion of the principal balance, reducing the Bank's exposure to 75% loan-to-value or less. Single-family residential loans are structured to allow the borrower to pay interest-only on the funds advanced during the first nine months of the loan. Thereafter, the borrower is required to commence principal and interest payments based on an amortization schedule of 351-months or fewer. The Bank's single-family residential construction loan programs are primarily one- or three-year ARM loans and occasionally fixed-rate loans amortized over a 351-month period after a nine-month period during which only interest payments are required. To increase the volume of residential construction loan activity, the Bank offers permanent financing on residential construction loans which enables borrowers to avoid duplicate closing costs normally associated with temporary financing during construction periods and permanent financing upon completion of construction.

     For the fiscal years ended June 30, 1996 and 1997, the Bank originated and purchased $30.5 million and $20.6 million in residential construction loans, respectively. For the fiscal year ended June 30, 1998, residential construction loan originations and purchases totaled $4.9 million, of which $1.7 million or 34.4% were purchased loans. The decrease in construction originations and purchases was consistent with the Company's strategic plan to diversify the Bank's asset base into higher-yielding loans. In fiscal 1998, all originated and purchased one-to-four family construction loans were secured by properties located within the Bank's primary lending area. In fiscal 1999, the Bank intends to evaluate opportunities to originate residential construction loans secured by properties located outside of the primary lending area, and purchase, residential construction loans or participation interests in such loans, originated by other lenders and secured by properties located outside of the Bank's primary lending area.* Because most residential construction loans are ARM loans, residential construction loans afford the Bank the opportunity to increase the repricing frequency of its loan portfolio. The Bank also receives yields on fixed-rate residential construction loans that are higher than those obtainable on fixed-rate loans secured by existing residential properties.
While higher risks generally are associated with residential construction lending because of the uncertainties involved in the construction process, the Bank has taken precautions to reduce such risks by requiring private mortgage insurance if the loan-to-value ratio exceeds 80%. All construction loans originated by the Bank are underwritten according to the Bank's underwriting guidelines. The Bank originates and purchases construction loans whereby substantially all are provided permanent financing as a part of the original loan agreement. The Bank has had minimal delinquent residential construction loans to date.

   MULTI-FAMILY LENDING

     The Bank originates multi-family loans that it retains in its portfolio. In recent years, the Bank has offered both ARM and fixed-rate multi-family loans with terms up to 30 years for ARM loans and 15 years for fixed-rate loans. The rates charged on the Bank's multi-family fixed rate and ARM loans typically are slightly higher than those charged on loans secured by one-to-four family residential properties. Multi-family ARM loans typically adjust in a manner similar to that of the Bank's other ARM loans, although generally at a slightly higher margin. An origination fee equal to 0.5% to 2.0% of the principal amount is usually charged on such loans. In fiscal 1998, the Bank evaluated opportunities to increase its multi-family loan portfolio by originating multi-family loans within and outside its primary lending area and by purchasing multi-family loans or participation interests in such loans, secured by properties located both within and outside of its primary lending area. However, in fiscal 1998, the Bank did not originate or purchase any multi-family loans or participation interests in such loans that were secured by properties located outside of the Bank's primary lending area. In fiscal 1999, the Bank intends to continue to evaluate opportunities to originate and purchase multi-family loans or participation interests in such loans originated by other lenders and secured by properties located outside of the Company's primary lending area.*

     Multi-family loans generally are underwritten in amounts of up to 80% of the lesser of the appraised value or purchase price of the underlying property. Appraisals on properties which secure multi-family loans are performed by an independent appraiser designated by the Bank at the time the application is submitted. In addition, the Bank's underwriting procedures require verification of the borrower's credit history, an analysis of the borrower's income, personal financial statements and banking relationships and a review of the property, including cash flow projections and historical operating results. The Bank evaluates all aspects of multi-family lending to mitigate risk to the extent possible. The Bank seeks to ensure that the property securing the loans will generate sufficient cash flow to adequately cover operating expenses and debt service payments. Individual guarantees for all multi-family loans originated or purchased is part of the overall credit analysis whereby the Bank strives to obtain such guarantees when possible. The Bank applies underwriting guidelines to purchased multi-family loans (both within and outside of the market area) which are at least as strict to those existing for multi-family loans originated in the Bank's primary lending area.

     Loans secured by multi-family real estate generally involve a greater degree of credit risk than one-to-four family mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income-producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced, the borrower's ability to repay the loans may be impaired. The risk may be increased on loans secured by properties located outside of the Bank's primary market due to the decreased ability to actively monitor such properties. Despite the risks inherent in multi-family real estate lending, the Bank's delinquent multi-family loans as a percentage of gross loans have been minimal. To the extent multi-family loans are purchased outside of the Company's primary lending area, management will utilize local servicing of the originating lender to attempt to mitigate the risks associated with this type of lending activity.

     The Bank originated $10.5 million, $7.3 million and $13.3 million in multi-family loans in fiscal years 1996, 1997 and 1998, respectively. In fiscal 1997, the Bank purchased $500,000 of loans secured by multi-family properties, as compared to $4.5 million in fiscal 1996. The Bank did not purchase any multi-family loans in fiscal 1998.

   MULTI-FAMILY CONSTRUCTION LENDING

     In fiscal 1998, the Bank increased its multi-family residential construction lending activities as compared to fiscal 1997. The primary reason for the increase in multi-family construction lending was an increase in the purchase of multi-family construction loans outside of the Bank's primary lending area. For the fiscal years ended June 30, 1996, 1997 and 1998, the Bank originated and purchased $8.4 million, $1.8 million and $5.6 million in multi-family residential construction loans, respectively. Of the $5.6 million in multi-family construction loans originated and purchased in fiscal 1998, $2.9 million were purchased outside of the Bank's primary lending area. The $2.9 million of purchases outside of the Bank's primary lending area consisted of two separate transactions, with the largest transaction totaling $2.4 million, and related to a project located in Fitchburg, Wisconsin. The second transaction of $500,000 was secured by property located in Minneapolis/St. Paul, Minnesota. In fiscal 1999, the Bank intends to evaluate opportunities to originate and purchase multi-family construction loans, or participation interests in such loans, secured by properties located outside of the Bank's primary lending area.*

     Multi-family construction loans typically offered by the Bank are ARM loans amortized over 348 months after allowing for interest only payments during a twelve month construction period. Loan proceeds are disbursed in increments through an insured title company as construction of the project progresses. The rates charged on the Bank's multi-family construction ARM loans are typically higher than those charged on loans secured by one-to-four family residential properties. Multi-family ARM loans typically adjust in a manner similar to that of the Bank's other ARM loans, although generally at a slightly higher margin. An origination fee of 1% to 2% of the principal amount is usually charged on such loans.

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

  COMMERCIAL REAL ESTATE LENDING

     Prior to fiscal 1996, the Bank had minimal originations of commercial real estate loans (i.e., loans secured by non-residential property). The Bank originated and purchased $2.6 million, $8.1 million and $15.1 million in commercial real estate loans in fiscal years 1996, 1997 and 1998, respectively. In fiscal 1998, the Bank originated and purchased $15.1 million of commercial real estate loans, of which $8.0 million or 53.0% were loans originated or purchased and secured by properties within the Bank's primary lending area, and $7.1 million were participation interests in loans secured by properties located outside of the Bank's primary lending area. The $7.1 million of participation interests purchased outside of the Bank's primary lending area, consisted of seven separate transactions with the largest transaction aggregating $2.7 million and most of the properties securing the loan participations are located in Minneapolis/St. Paul, Minnesota. In fiscal 1999, the Bank intends to continue to actively pursue opportunities to originate commercial real estate loans secured by properties within and outside of its primary lending area, and to purchase commercial real estate loans or participation interests in loans secured by properties located both within and outside of its primary lending area.*

     Commercial loans generally will be underwritten in amounts of up to 80% of the lessor of the appraised value or purchase price of the underlying property. Appraisals on properties which secure commercial real estate will be performed by an independent appraiser designated by the lender at the time the application is submitted. In addition, the Bank's underwriting procedures require verification of the borrowers' credit history, an analysis of the borrower's income, credit history, personal financial statements and banking relationships and a review of the property, including cash flow projections, historical operating results, property management experience and environmental concerns. The Bank evaluates all aspects of commercial real estate lending to mitigate risk to the extent possible. The Bank seeks to ensure that the property securing the loans will generate sufficient cash flow to adequately cover operating expenses and debt service payments. The Bank uses underwriting guidelines for loans originated and purchased outside its primary lending area which are at least as strict as those guidelines for loans originated within its primary lending area.

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

   CONSUMER LENDING

     The Bank originates a variety of other consumer loans, generally consisting of automobile, motorcycle, boat, mobile home and credit card. At June 30, 1996 and June 30, 1997, these other types of loans totaled $6.7 million and $5.9 million, respectively, or 2.7% and 2.1%, respectively, of gross loans at those dates. The total at June 30, 1998 was $5.0 million, which represented 1.8% of gross loans. Consumer loans generally have shorter terms and higher interest rates than mortgage loans but generally involve more risk than mortgage loans because of the type and nature of the collateral and, in certain cases, the absence of collateral. Consumer loans generally are dependent on the borrower's continuing financial stability and thus are more likely to be affected by adverse personal circumstances. Often the loans are secured by rapidly depreciable personal property, such as automobiles. Despite the risks inherent in consumer lending, the Bank's delinquent consumer loans as a percentage of gross loans has been minimal.

     During fiscal 1996, the Bank sold its student loan portfolio and currently refers student loan applications to external lenders. Management of the Bank concluded it could employ its capital in higher yielding assets than student loans.

   OTHER CONSTRUCTION/LAND LENDING

     In fiscal 1996, 1997 and 1998, respectively, the Bank originated and purchased $6.4 million, $12.6 million and $18.5 million of commercial real estate construction loans for commercial properties and residential real estate land loans. These loans consist of adjustable rate mortgage loans originated at prevailing market rates and participation interests in commercial real estate construction loans originated by other lenders. Of the $18.5 million originated and purchased in fiscal 1998, $11.9 million were originated internally and, $10.5 million of the $11.9 million originated by the Bank consisted of commercial real estate construction loans and $1.4 million consisted of residential land loans. Of the $6.5 million of loans purchased, $6.4 million were participation interests in commercial real estate construction loans originated by other lenders and $80,000 consisted of residential land loans. The $6.4 million of participation interests in commercial real estate construction loans were secured by properties located outside the Bank's primary lending area, primarily in Minneapolis/St. Paul, Minnesota. In fiscal 1999, the Bank intends to continue to pursue opportunities to originate commercial real estate construction loans secured by properties both within and outside of its primary lending area and to purchase such loans secured by properties located both within and outside of its primary lending area.*

     While higher risks generally are associated with commercial real estate construction lending because of the uncertainties involved in the construction process and the impact of adverse conditions in the real estate market or the economy, the Bank has taken precautions to reduce such risks by requiring the loan-to-value ratio to not exceed 80% of the lesser of the appraised value or purchase price of the underlying property. The risk may be increased on loans secured by properties located outside of the Bank's primary market due to the decreased ability to actively monitor such properties. The Bank evaluates all aspects of commercial real estate construction lending. Appraisals on properties which secure commercial loans are performed by an independent appraiser. In addition, the Bank's underwriting procedures require verification of the borrower's credit history, an analysis of the borrower's income, personal and business financial statements and banking relationships, and a review of the property, including cash flow projections and historical operating results. The Bank seeks to ensure that the property securing the loans will generate sufficient cash flow to adequately cover operating expenses and debt service payments. Individual guarantees for all commercial real estate construction loans originated or purchased is part of the overall credit analysis whereby the Bank attempts to obtain such guarantees when possible. The Bank originates and purchases construction loans whereby substantially all are provided permanent financing as a part of the original loan agreement. Despite the risks inherent in commercial real estate construction and land lending, the Bank's delinquencies have been minimal.

   COMMERCIAL BUSINESS LENDING

     Management believes the operation of the Bank's commercial lending division, which was established in fiscal 1997, is an effective way to implement the strategy of asset portfolio diversification resulting in higher-yielding assets and a higher level of net income. The commercial lending division originates loans collateralized by business equipment, inventory and trade receivables. The transactions generally will be in the form of loans, leases, lines of credit and letters of credit. Such transactions typically will be structured as short-term with three-to-five year maturities and will be fixed or adjustable rate.

     The commercial lending division originated $6.3 million and $28.4 million in commercial business loans during fiscal years 1997 and 1998, respectively. All of the commercial business loans originated in fiscal 1997 and 1998 were collateralized by business assets within the Bank's primary lending area. However, in fiscal 1999, management intends to evaluate opportunities to originate commercial business loans secured by business assets located outside of its primary lending area, or which are unsecured and related to businesses located outside of its primary lending area.* In addition, during fiscal 1998, the Bank purchased $6.6 million in commercial business loans for which the borrowers are businesses located outside of the Bank's primary lending area, and which consisted of three separate transactions, with the largest transaction totaling $3.1 million, secured by business assets located in Arizona. The other two transactions were for loans in the principal amount of $1.7 million and $1.5 million, and are secured by business assets located in California and New Mexico, respectively. The business loans purchased outside of the Bank's primary lending market were short-term participation interests secured by business assets, and are being serviced by the originating party.

     The Company's primary focus has been, and will continue to be, the origination and purchase of commercial business loans in its primary market. However, as a recently established division, the Company's commercial lending unit has experienced, and is expected to continue to experience, competition from other more seasoned local lenders in its primary market area. In response to such competition, management has evaluated, and intends to continue to evaluate, out-of-market commercial loan origination and purchase opportunities which meet the Company's established loan criteria and underwriting guidelines. To compensate for the higher levels of risk inherent in such loans, the Bank receives a higher rate of return and shorter maturity terms. The purchase of the $6.6 million in out-of-market commercial business loans in fiscal 1998 was consistent with the Company's strategic plan to diversify the Bank's asset base into higher-yielding loans, and met the Board mandated loan and underwriting criteria. The Board of Directors has delegated full credit authority to the Senior Loan Committee to originate and purchase commercial business loans within and outside of the Bank's primary lending area that are deemed to be a short-term asset due to early repayment or near-term resale. All other market and out-of-market commercial business loan origination and purchases are approved according to the policy authorized by the Board of Directors, as discussed herein in detail. See "Loan Approval." In fiscal 1999, the Company intends to continue to evaluate and implement opportunities to originate and purchase commercial business loans or participation interests in such loans, secured or unsecured, both within and outside of its primary lending area.*

     Loans secured by commercial business assets generally involve a greater degree of credit risk than one-to-four family mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of the general economic conditions on income producing business assets and the increased difficulty of evaluating and monitoring these types of loans. Also, the repayment of loans secured by commercial business assets is typically dependent upon the successful operation of the business for which the loan was made. The Bank and Board of Directors has taken precaution to reduce such risk by establishing prudent loan underwriting guidelines and loan-to-value ratios. Cash flows, both historical and future projections, of the business and the value of the collateral are analyzed to give the Bank assurance that the business will generate a sufficient level of cash flow to cover ongoing business expenses and debt service. The loan-to-value ratios vary depending on the type and liquidity of the collateral; and internal controls and systems have been put in place to monitor collateral and other financial aspects of these loans. In addition, an automated tracking and tickler system is in place to monitor the ongoing financial conditions of the borrowers' businesses, collateral, insurance coverage, and loan documentation. A policy approved by the Board of Directors has established three levels of underwriting approval with individual loan officer authority up to $250,000, Senior Loan Committee up to $1.5 million, and loans in excess of $1.5 million requiring the approval of the Board of Directors.

LOAN APPROVAL

     The Bank's underwriters are authorized by the Board of Directors to approve one-to-four residential real estate secured loans up to the maximum loan amount of $400,000. Bank underwriters have the authority to approve +5 units multi-family loans to $250,000, home equity loans up to $100,000 and consumer loans up to $30,000. Authority exceeding the aforementioned limits are referred to the Senior Loan Committee and its limits are $100,000 for consumer loans, $250,000 for home equity loans, $750,000 for one-to-four family loans, and $1.5 million for all multi-family, multi-family construction, commercial real estate, commercial construction and commercial business loans. A policy approved by the Board of Directors has established three levels of underwriting approval for loans secured by real estate or business assets with individual loan officer authority up to $250,000, Senior Loan Committee authority up to $1.5 million, and loans in excess of $1.5 million will require the approval of the Board of Directors. For unsecured commercial business loans, the Board of Directors has established three levels of underwriting approval with individual loan officer authority up to $100,000, Senior Loan Committee up to $250,000, and loans in excess of $250,000 will require the approval of the Board of Directors. Loans exceeding the authority limits of the Senior Loan Committee must be approved by the full Board of Directors. The Board of Directors has delegated full credit authority to the Senior Loan Committee to purchase commercial real estate or commercial business loans within and outside of the Bank's primary lending area that are deemed to be a short-term asset due to early repayment or near-term resale. All other market and out-of-market commercial real estate and business loan purchases are approved according to the policy authorized by the Board of Directors. All loans approved pursuant to designated authority are confirmed monthly by the Loan Committee. One-to-four family, multi-family, commercial real estate loans and commercial business loans originated and purchased or participation interests in such loans purchased which are secured by properties located outside of the Bank's primary lending area will be underwritten pursuant to guidelines at least as strict as those guidelines applicable to internal Bank loan originations.

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

     In addition, in fiscal 1999, the Company intends to continue to evaluate opportunities to originate and purchase, and may in fact purchase, one-to-four family, multi-family, multi-family construction, commercial real estate, commercial construction, commercial business loans, or participation interests in such loans, originated by lenders and secured by properties, business assets or unsecured, located both within and outside of the Company's primary lending area, due to the higher yields associated with such lending activities.* The Company also intends to sell a larger percentage of one-to-four family mortgage loans which may be seasoned or recently originated in the secondary market in fiscal 1999 to provide liquidity for the funding of higher-yielding multi-family, commercial real estate and commercial business loans.* The Company anticipates that increased sales of one-to-four family loans will decrease the proportion of the gross loan portfolio represented by such loans, will increase non-interest income as a result of increased gains on the sales of such loans, and will further lessen the Company's negative gap position as such loans are replaced by higher-yielding, adjustable rate assets, including multi-family, commercial real estate and commercial business loans.*

                                                                                  FISCAL YEAR ENDED JUNE 30,
                                                                                -------------------------------
                                                                                  1998       1997       1996
                                                                                ---------  ---------  ---------
                                                                                           (IN THOUSANDS)
     MORTGAGE LOANS (GROSS):
       At beginning of period ................................................  $ 276,505  $ 241,821  $ 142,791

       Mortgage loans originated:
          One-to-four family .................................................     46,756     27,781     29,476
          One-to-four family construction ....................................      3,218     12,241     14,883
          Home equity...................................................... ..     16,151     18,950     16,658
          Multi-family .......................................................     13,301      7,287     10,488
          Multi-family construction ..........................................      1,720      1,810      7,359
          Commercial/non-residential .........................................      2,504      4,826        625
          Other construction/land ............................................     16,034     10,563      2,039
                                                                                ---------  ---------  ---------
            Total mortgage loans originated ..................................     99,684     83,458     81,528

       Mortgage loans purchased:
          One-to-four family .................................................        413      6,368     24,120
          One-to-four family construction ....................................      1,688      8,345     15,625
          Multi-family .......................................................         --        500      4,476
          Multi-family construction ..........................................      3,917         --      1,000
          Commercial/non-residential .........................................      8,513      3,250      2,000
          Other construction/land ............................................      6,540      2,029      4,374
                                                                                ---------  ---------  ---------
            Total mortgage loans purchased ...................................     21,071     20,492     51,595
                                                                                ---------  ---------  ---------
          Total mortgage loans originated and purchased ......................    120,755    103,950    133,123
                                                                                ---------  ---------  ---------
       Transfer of mortgage loans to foreclosed
          real estate ........................................................       (267)       (54)      (126)
       Principal repayments ..................................................   (107,784)   (58,594)   (30,452)
       Securitization of fixed-rate loans ....................................         --         --     (2,512)
       Sales of fixed-rate loans .............................................    (20,213)   (10,618)    (1,003)
                                                                                ---------  ---------  ---------
       At end of period ......................................................  $ 268,996  $ 276,505  $ 241,821
                                                                                =========  =========  =========

     CONSUMER LOANS:
       At beginning of period ................................................  $   5,875  $   6,731  $   9,781
          Consumer loans originated ..........................................      7,065      7,896      7,190
       Principal repayments ..................................................     (7,932)    (8,752)    (8,225)
       Sale of student loans .................................................         --         --     (2,015)
                                                                                ---------  ---------  ---------
       At end of period ......................................................  $   5,008  $   5,875  $   6,731
                                                                                =========  =========  =========

     COMMERCIAL LOANS:
       At beginning of period ................................................  $   3,471  $      --  $      --
          Commercial loans originated ........................................     28,982      6,262         --
          Commercial loans purchased .........................................      6,631         --         --
          Principal repayments ...............................................    (24,438)    (2,791)        --
                                                                                ---------  ---------  ---------
       At end of period ......................................................  $  14,646  $   3,471  $      --
                                                                                =========  =========  =========

     MORTGAGE-BACKED AND RELATED SECURITIES:
       At beginning of period ................................................  $  96,811  $ 115,258  $  82,447
       Mortgage-backed and related
         securities purchased ................................................     63,753        731     69,483
       Sales of mortgage-backed and related
         securities ..........................................................     (8,905)      (421)   (14,083)
       Amortization and repayments ...........................................    (28,938)   (19,041)   (22,120)
       Market valuation allowance on available-for-sale
        mortgage-backed securities ...........................................        110        284       (469)
                                                                                ---------  ---------  ---------
       At end of period ......................................................  $ 122,831  $  96,811  $ 115,258
                                                                                =========  =========  =========

   SALE OF MORTGAGE LOANS

     The Bank sells one-to-four family mortgage loans, on a non-recourse basis, into the secondary market to the Federal Home Loan Mortgage Corporation ("FHLMC"), WHEDA and other private secondary market purchasers. The amount of loans sold by the Bank is based upon market conditions and the Bank's asset/liability strategy. The Bank sold $18.7 million in fixed-rate one-to-four family mortgage loans in fiscal 1998. Of the $18.7 million, substantially all were 30-year fixed-rate mortgage loans. The Bank had sold primarily all of its 30-year fixed loans in prior years. During fiscal 1998, management continued to sell a portion of the fixed-rate loans originated and purchased to provide funds for adding higher yielding loans to the portfolio. Certain fixed-rate loans made under special loan terms or programs, principally originated for purposes of compliance with the Community Reinvestment Act are retained in the Bank's portfolio. The Bank follows Federal Home Loan Mortgage Corporation ("FHLMC") and Fannie Mae underwriting guidelines for its one-to-four family mortgage loans. In fiscal 1998, management intends to re-activate its seller/servicer agreement with Fannie Mae and begin selling and servicing conventional and affordable housing lending programs through Fannie Mae in order to expand the Bank's lending opportunities. In fiscal 1999, management intends to sell a larger percentage of 30-year and 15-year fixed-rate mortgage loans to either FHLMC, Fannie Mae or private secondary market purchasers as part of its strategy of portfolio diversification and in order to continue to manage interest rate risk, control asset growth and provide liquidity for the funding of higher-yielding multi-family, commercial real estate and commercial business loans.*

     For the fiscal years ended June 30, 1998, 1997 and 1996, the Bank's fixed-rate loan sales to private and governmental investors totaled $18.7 million, $10.6 million and $1.0 million, with associated gains of $297,000, $95,000 and $75,000, respectively.

     All mortgage loans are made and underwritten pursuant to the requirements of and with commitments from secondary market investors. The Bank retains servicing on loans sold to FHLMC, receiving a servicing fee, which represents the difference between the contract rate on the loans sold and the yield at which such loans are sold. The servicing spread earned by the Bank is typically
 .25%. The Bank releases servicing on loans sold to private secondary market purchasers. For the fiscal years ended June 30, 1998, 1997 and 1996, the Bank's net service fees on loans sold into the secondary market totaled $61,000, $86,000 and $103,000, respectively.

     The Bank also acts as a conduit for loans sold to WHEDA. For those borrowers who qualify under WHEDA guidelines, the Bank originates the loan for a fee equal to 1% of the underlying loan amount and sells the loan to WHEDA, on a non-recourse basis, servicing released.

   PURCHASED LOANS

     During the fiscal year ended June 30, 1998, the Bank purchased $21.1 million of mortgage loans compared to $20.5 million in fiscal 1997 and $51.6 million in fiscal 1996. Of the $21.1 million of mortgage loans purchased during fiscal 1998, $19.0 million or 90.0% consisted of participation interests, primarily in commercial construction, commercial real estate and multi-family loans, and $2.1 million or 10.0% consisted of whole loans, primarily in one-to-four family and one-to-four family construction mortgage loans, which were serviced either by the Bank or others; furthermore, $18.1 million, or 85.8% of the mortgage loans purchased during fiscal 1998, were secured by properties located outside of the Bank's primary lending area, compared to $5.3 million or 25.9% of mortgage loans purchased during fiscal 1997.

     The purchase of mortgage loans increased during fiscal 1998, primarily in the multi-family construction, commercial construction and commercial real estate categories due to the availability of purchase opportunities and a less competitive environment outside of the Bank's primary lending area, and continued to decrease in the one-to-four family purchase and construction loan categories. This decrease is due to the Company's strategy of capital and liquidity management, and asset portfolio diversification which shifts the emphasis from the origination and purchase of lower-yielding one-to-four family mortgage loans to multi-family, commercial real estate and business loans. In fiscal 1999, the Bank intends to continue to purchase mortgage loans or participation interests in loans originated by other lenders and secured by properties located within and outside its primary lending area at levels consistent with its strategy of asset portfolio diversification and capital management.* In deciding whether or not to purchase a loan or participation interest in a loan originated outside of the Company's primary lending area, management has applied, and continues to apply, underwriting guidelines which are at least as strict as those applicable to the origination of similar loans within its primary lending area.

LOAN ORIGINATION, SERVICING AND OTHER FEES

     In addition to interest earned on loans, the Bank receives income through fees in connection with loan originations, loan sales, loan modifications, late payments and for miscellaneous services related to its loans, including loan servicing. Income from these activities varies from period to period with the volume and type of loans originated.

     In connection with the origination of mortgage loans, the Bank charges points for origination, commitment and discounts, and fees for processing and closing in addition to requiring borrower reimbursement for out-of-pocket fees for costs associated with obtaining independent appraisals, credit reports, title insurance, private mortgage insurance and other items. Because of the highly competitive mortgage market in which the Bank originates loans, the point structure varies considerably, depending upon the type of mortgage loan being made, its interest rate and other competitive factors. While origination fees ranging from zero to two points generally have been quoted on mortgage loans in recent years, most of the Bank's borrowers typically accept a slightly higher interest rate and pay zero points. Commitment fees are paid by the applicant at time of loan commitment, whereas the origination and discount fees are paid at time of closing. Loan origination and commitment fees and certain direct loan origination costs are deferred and the net amounts amortized as an adjustment of the related loan's yield in accordance with Statement of Financial Accounting Standard No. 91. These amounts are amortized to interest income using the level yield method over the contractual life of the related loans. Unamortized deferred net loan fees and (costs) totaled $319,000, $197,000 and $18,000 at June 30, 1998, 1997, and 1996, respectively. The increase in unamortized deferred loan fees at June 30, 1998, primarily resulted from the originations of loans with higher fees.

     For loans sold to FHLMC, the Bank virtually always retains the responsibility for servicing such loans. At June 30, 1998, the Bank serviced $25.7 million of loans for others and received fee income of $61,000 for the fiscal year ended June 30, 1998 in connection with loans serviced for others.

     The contractual right to service mortgage loans that have been sold has an economic value that, in accordance with GAAP, was generally not recognized as an asset on the Bank's balance sheet. During fiscal 1998, mortgage servicing rights on loans sold, where the servicing was retained by the Bank, to secondary market investors totaled $66,000 and is included in gains on the sale of loans. The mortgage servicing asset created will be amortized against the servicing fee income stream in accordance with Financial Accounting Standards No. 125. The value results from the future income stream of the servicing fees, the availability of the cash balances associated with escrow funds collected monthly for real estate taxes and insurance, the availability of the cash from monthly principal and interest payments from the collection date to the remittance date, and the ability of the servicer to cross-sell other products and services. The actual value of a servicing portfolio is dependent upon such factors as the age, maturity and prepayment rate of the loans in the portfolio, the average dollar balance of the loans, the location of the collateral property, the average amount of escrow funds held, the interest rates and delinquency experience of the loans, the types of loans and other factors.

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

     Property acquired by the Bank as a result of a foreclosure is classified as foreclosed properties. Foreclosed properties are recorded at the lower of the unpaid principal balance of the related loan or fair value, less estimated costs to sell. The amount by which the recorded loan balance exceeds the fair value at the time a property is classified a foreclosed property is charged against the allowance for loan losses. Any subsequent reduction in the fair value of a foreclosed property, along with expenses incurred to maintain or dispose of a foreclosed property, is charged against current earnings. At June 30, 1998, the Bank had one property in foreclosure.

     Non-performing loans include loans placed on non-accrual status and troubled debt restructuring. Non-performing assets include non-performing loans and foreclosed properties. The following table sets forth non-performing loans and assets:

                                                                               AT JUNE 30,
                                                               -------------------------------------------
                                                                1998     1997      1996      1995    1994
                                                               ------  --------  --------  --------  -----
                                                                          (DOLLARS IN THOUSANDS)
Non-accrual mortgage loans 90 days or more past due .......  $ 1,338   $   572   $    64   $   117   $   --
Non-accrual consumer loans 90 days or more past due .......       52        20        --        --       --
Loans 90 days or more past due and still accruing(1) ......       34        31        26        26      217
Troubled debt restructuring ...............................       --        --        --        --       --
                                                             --------  --------  --------  --------  -------
 Total non-performing loans ...............................    1,424       623       143       143      217
                                                             --------  --------  --------  --------  -------
Total real estate owned and in judgment, net of
  related allowance for losses ............................       11        20        24        24       26
                                                             --------  --------  --------  --------  -------
Total non-performing assets ...............................  $ 1,435   $   643   $   167   $   167   $  243
                                                             ========  ========  ========  ========  =======
Total non-performing loans to gross loans receivable ......     0.50%     0.22%     0.09%     0.09%    0.20%
                                                             ========  ========  ========  ========  =======
Total non-performing assets to total assets ...............     0.33%     0.16%     0.06%     0.06%    0.14%
                                                             ========  ========  ========  ========  =======

-------------------------------------

(1) The Bank discontinues the accrual of interest on loans more than 90 days past due, at which time all accrued but uncollected interest is reversed by way of a charge to interest income. Uncollected interest on credit card loans, however, continues to accrue after 90 days of delinquency but is capitalized to the loan balance monthly, and reserved for in the Bank's allowance for loan losses. At June 30, 1998, total loans 90 days or more past due and still accruing consisted of credit card loans in the amount of $34,000.

   CLASSIFICATION OF ASSETS

     The FDIC requires each federally insured bank to classify its assets on a regular basis in accordance with the guidelines set forth in the FDIC Manual of Examination Policies. In addition, in connection with examinations of insured banks by the FDIC, FDIC examiners have authority to identify problem assets as Substandard, Doubtful or Loss. Substandard assets have one or more well-defined weaknesses that jeopardize the liquidation of the debt and are characterized by the distinct possibility that the bank will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of Substandard assets, with the additional characteristics that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. An asset classified as Loss is considered uncollectible and of such little value that continuance as an asset of the bank is not warranted. At June 30, 1998, the Bank had assets classified as Substandard of $1,049,000, $192,000 as Doubtful, and none as Loss. The increase in substandard and classified assets and non-accrual mortgage loans relates to the default of a commercial real-estate loan during fiscal 1998 that is located in the Bank's primary market with a balance of $683,000. Management believes that the specific loan loss reserve established on this loan is adequate to absorb a potential loss related to its resolution. Assets which are classified as Loss are charged off. The FDIC examination policies include a Special Mention category, consisting of assets which currently do not expose the Bank to a sufficient degree of risk to warrant adverse classification, but do possess credit deficiencies deserving management's close attention. At June 30, 1998, none of the Bank's assets were classified as Special Mention.

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

     The allowance for loan losses is established through a provision for loan losses, which reduces net interest income, based on management's evaluation of the risk inherent in its loan portfolio and the general economy. Such evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers, among other matters, the estimated net realizable value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate loan loss allowance. During fiscal 1998, the increase in the level of allowance for losses on loans was primarily the result of the increase in multi-family, multi-family construction, home equity, commercial real estate and commercial business loan portfolios which carry a greater degree of credit risk as compared to one-to-four family lending. It is anticipated that in fiscal 1999, additions charged to operations will increase due to increased emphasis on, and increased risks associated with, multi-family, commercial real estate lending and commercial business lending and overall loan portfolio growth.

     The following table sets forth activity in the Bank's allowance for loan losses during the fiscal years indicated.



                                                                     AT JUNE 30,
                                                   ------------------------------------------------
                                                     1998      1997      1996      1995      1994
                                                   --------  --------  --------  --------  --------
                                                               (DOLLARS IN THOUSANDS)
Balance at beginning of period ..................  $  1,762  $  1,234  $    953  $    769  $    652
Additions charged to expense:
    One-to-four family ..........................        --       295       172       114       129
    Multi-family and commercial real estate .....       512       181        80        57        --
    Consumer ....................................       163       114       115        77       100
    Commercial ..................................       125        60        --        --        --
                                                   --------  --------  --------  --------  --------
                                                        800       650       367       248       229
                                                   --------  --------  --------  --------  --------
Recoveries:
    One-to-four family ..........................        --         1         8        --        --
    Consumer ....................................        31         5         9         7        15
                                                   --------  --------  --------  --------  --------
                                                         31         6        17         7        15
                                                   --------  --------  --------  --------  --------
Charge-Offs:
    One-to-four family ..........................       (69)      (11)      (15)      (13)      (47)
    Consumer ....................................      (195)     (117)      (88)      (58)      (80)
                                                   --------  --------  --------  --------  --------
                                                       (264)     (128)     (103)      (71)     (127)
                                                   --------  --------  --------  --------  --------
Net charge-offs .................................      (233)     (122)      (86)      (64)     (112)
                                                   --------  --------  --------  --------  --------

Balance at end of period ........................  $  2,329  $  1,762  $  1,234  $    953  $    769
                                                   ========  ========  ========  ========  ========

Percentage of loans to gross loans receivable:
    Mortgage loans ..............................     93.19%    96.73%    93.59%    93.59%    91.23%
    Consumer loans ..............................      1.73      2.06      6.41      6.41      8.77
    Commercial loans ............................      5.08      1.21        --        --        --

Ratio of allowance for loan losses to gross loans
    receivable at the end of period .............      0.81      0.62      0.62      0.62      0.70

Ratio of allowance for losses on loans to non-
    performing loans at the end of period .......    166.36    282.37    666.43    666.43    354.38

Ratio of allowance for losses on loans to non-
    performing assets at the end of period ......    165.06    273.60    570.66    570.66    316.47

Ratio of net charge-offs to average gross loans
    during period ...............................      0.08      0.04      0.05      0.05      0.12

Average gross loans outstanding .................  $280,204  $274,056  $187,969  $134,152  $ 94,428

Gross loans receivable at end of period .........  $288,650  $285,851  $248,552  $152,572  $110,009

     At June 30, 1998, 1997, and 1996, delinquencies in the Bank's loan portfolio were as follows:


                                          AT JUNE 30, 1998                         AT JUNE 30, 1997
                                ------------------------------------  -------------------------------------------
                                      60-89             90 DAYS              60-89                90 DAYS
                                      DAYS            OR MORE(1)             DAYS                OR MORE(1)
                                -----------------  -----------------  -------------------  ----------------------

                                NUMBER  PRINCIPAL  NUMBER  PRINCIPAL  NUMBER   PRINCIPAL     NUMBER     PRINCIPAL
                                  OF     BALANCE     OF     BALANCE     OF      BALANCE        OF        BALANCE
                                LOANS   OF LOANS   LOANS   OF LOANS   LOANS    OF LOANS       LOANS     OF LOANS
                                ------  ---------  ------  ---------  ------  -----------  -----------  ---------
                                                             (DOLLARS IN THOUSANDS)
MORTGAGE LOANS:
   One-to-four family ........       6       $350       8       $533      --          $--            8       $573
   Residential construction ..      --         --      --         --       1           12           --         --
   Home equity ...............       5         95       9        122      --           --           --         --
   Multi-family ..............      --         --      --         --      --           --           --         --
   Commercial ................      --         --       1        683      --           --           --         --
                                ------  ---------  ------  ---------  ------  -----------  -----------  ---------
       Total mortgage loans ..      11        445      18      1,338       1           12            8        573

CONSUMER LOANS ...............      10         28      23         86       2            5           18         51
                                ------  ---------  ------  ---------  ------  -----------  -----------  ---------

   TOTAL .....................      21       $473      41     $1,424       3          $17           26       $624
                                ======  =========  ======  =========  ======  ===========  ===========  =========
DELINQUENT LOANS TO GROSS
     LOANS(2).................               0.17%              0.50%                0.01%                   0.22%
                                        =========          =========          ===========               =========

                                           AT JUNE 30, 1996
                                 ------------------------------------
                                       60-89             90 DAYS
                                       DAYS            OR MORE(1)
                                 -----------------  -----------------

                                 NUMBER  PRINCIPAL  NUMBER  PRINCIPAL
                                   OF     BALANCE     OF     BALANCE
                                 LOANS   OF LOANS   LOANS   OF LOANS
                                 ------  ---------  ------  ---------

MORTGAGE LOANS:
   One-to-four family ........       1  $      10       4  $      64
   Residential construction ..      --         --      --         --
   Home equity ...............      --         --      --         --
   Multi-family ..............      --         --      --         --
   Commercial ................      --         --      --         --
                                ------  ---------  ------  ---------
       Total mortgage loans ..       1         64       4         64

CONSUMER LOANS ...............      19         48      13         43
                                ------  ---------  ------  ---------

   TOTAL .....................      20   $     58      17  $     107
                                 ======  =========  ====== ==========
DELINQUENT LOANS TO GROSS
     LOANS(2).................               0.02%              0.04%
                                         ========          =========

--------------------------------

(1) The Bank discontinues the accrual of interest on loans when the borrower is delinquent as to a contractually due principal or interest payment by more than 90 days.


(2)  Excluding mortgage-backed and related securities.

     The following tables shows the Bank's allowance for loan losses and the allocation to the various categories of loans held for investments at the dates indicated. Allocations to a particular category do not restrict the Bank's ability to use such allowance in any other category.


                                                                       AT JUNE 30,
                                 ------------------------------------------------------------------------------------
                                            1998                         1997                         1996
                                 --------------------------  ----------------------------  --------------------------
                                                     % OF                          % OF                        % OF
                                           % OF    LOANS IN              % OF    LOANS IN            % OF    LOANS IN
                                          TOTAL    CATEGORY             TOTAL    CATEGORY           TOTAL    CATEGORY
                                          LOANS    TO TOTAL             LOANS    TO TOTAL           LOANS    TO TOTAL
                                           BY    OUTSTANDING             BY    OUTSTANDING           BY    OUTSTANDING
                                 AMOUNT  CATEGORY   LOANS     AMOUNT   CATEGORY   LOANS    AMOUNT  CATEGORY   LOANS
                                 ------  --------  --------  --------  --------  --------  ------  --------  --------
                                                             (DOLLARS IN THOUSANDS)
Breakdown of Allowance:
Mortgage loans:
 One-to-four family ...........    $585      0.38%    53.73%     $685      0.41%    58.60%   $488      0.32%    61.82%
 Home equity ..................     342      1.36      8.69       253      1.00      8.85     194      1.00      7.78
 Multi-family .................     242      0.72     11.61       190      0.69      9.66     198      1.00      7.96
 Commercial/nonresidential ....     600      1.73     11.99       198      0.91      7.59      44      0.80      2.21
 One-to-four family
  construction ................      11      0.30      1.29        69      0.40      6.08      40      0.17      9.61
 Multi-family construction ....      23      0.74      1.08        72      0.75      3.37      46      0.35      5.28
 Other construction and land ..     181      1.30      4.81        74      1.00      2.58      65      1.00      2.60
                                 ------            --------  --------            --------  ------            --------

  Total mortgage loans ........   1,984               93.20     1,541               96.73   1,075               97.26
                                 ------            --------  --------            --------  ------            --------

Consumer loans ................     160      3.19      1.73       161      2.74      2.06     206      2.34      2.74
                                 ------            --------  --------            --------  ------            --------
Commercial loans ..............     185      1.26      5.07        60      1.73      1.21      --
                                 ------            --------  --------            --------  ------
  Total allowance for loan
   losses .....................  $2,329             100.00%    $1,762             100.00%  $1,234             100.00%
                                 ======            ========  ========            ========  ======            ========





                                                                  AT JUNE 30,
                                       -----------------------------------------------------------------
                                                   1995                              1994
                                       -----------------------------  ----------------------------------
                                                            % OF                                % OF
                                                 % OF     LOANS IN                   % OF     LOANS IN
                                                TOTAL     CATEGORY                  TOTAL     CATEGORY
                                                LOANS     TO TOTAL                  LOANS     TO TOTAL
                                                  BY     OUTSTANDING                  BY     OUTSTANDING
                                       AMOUNT  CATEGORY     LOANS       AMOUNT     CATEGORY     LOANS
                                       ------  --------  -----------  -----------  --------  -----------
                                                         (DOLLARS IN THOUSANDS)
Breakdown of Allowance:
 Mortgage loans:
  One-to-four family ................    $471      0.44%       69.90%        $386      0.50%       70.76%
  Multi-family ......................     119      1.00         7.23           25      0.99         2.31
  Home equity .......................      37      0.98         2.46           99      1.01         8.92
  Commercial/nonresidential .........      13      1.00         0.85           17      1.01         1.52
  One-to-four-family construction ...      51      0.40         8.39           35      0.50         6.38
  Other construction and land .......      64      1.01         4.20           15      1.01         1.34
                                         ----                -------        -----                -------

   Total mortgage loans .............     755                  93.03          577                  91.23
                                         ----                -------        -----                -------

 Consumer loans .....................     198      2.02         6.97          192      1.99         8.77
                                         ----                -------        -----                -------

   Total allowance for loan losses ..    $953                 100.00%        $769                 100.00%
                                         ====                =======        =====                =======

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

     The investment activities of the Bank consist primarily of investments in mortgage-backed and related securities and other investment securities, consisting primarily of securities issued or guaranteed by the United States Government or agencies thereof and corporate obligations. Typical investments include federally sponsored agency mortgage pass-through, private issue and senior-subordinated pass-through, and federally sponsored agency and mortgage-related securities. Investment and aggregate investment limitations and credit quality parameters of each class of investment are prescribed in the Bank's investment policy. The Bank performs analyses on mortgage related securities prior to purchase and on an ongoing basis to determine the impact on earnings and market value under various interest rate and prepayment conditions.

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

     MORTGAGE RELATED SECURITIES

     REMICs and CMOs are typically issued by a special purpose entity, which may be organized in a variety of legal forms, such as a trust, a corporation or a partnership. The entity aggregates pools of pass-through securities, which are used to collateralize the mortgage related securities. Once combined, the cash flows can be divided into "tranches" or "classes" of individual securities, thereby creating more predictable average lives for each security that the underlying pass-through pools. Accordingly, under this security structure all principal paydowns from the various mortgage pools are allocated to a mortgage related securities class or classes structured to have priority until it has been paid off. Thus, these securities are intended to address the reinvestment concerns associated with mortgage-backed security pass-through, namely that they tend to pay off when interest rates fall. Bank management believes these securities represent attractive alternatives relative to other investments due to the wide variety of maturity and repayment options available through such investments and due to the limited prepayment risk associated with such investments. The Bank has not purchased and does not intend to purchase higher risk CMO residuals or stripped mortgage securities for its investment securities portfolio.* The Bank's investment in REMICs/CMOs is primarily in floating-rate or short- and intermediate-term (1-5 years) fixed-rate tranche securities.

     The Bank has experienced an increase in the level of principal repayments on mortgage-backed securities and mortgage related securities to $28.8 million during the fiscal year ended June 30, 1998, from $19.0 million in fiscal year 1997. The increase in principal repayments during fiscal 1998 is primarily related to the decrease in interest rates and increase in refinancing. The decrease in the balance of mortgage-backed and related securities portfolio is part of the Company's strategy to increase and diversify its loan portfolio.

     COMPOSITION OF SECURITIES HELD-TO-MATURITY

     Mortgage-Backed and Related Securities. At June 30, 1998, the Company held $65.3 million in its mortgage-backed and related securities portfolio as compared to $85.4 million and $97.3 million at June 30, 1997 and 1996, respectively. Of this amount, fixed-rate securities and adjustable-rate securities were $8.1 million and $57.2 million; $13.4 million and $72.0 million; and $16.7 million and $80.6 million at June 30, 1998, 1997 and 1996, respectively. The decrease in fiscal 1998 is attributable to the decision of the Company to use the principal repayments on mortgage-backed and related securities to fund the increase in loans receivable and mortgage-backed and related securities available-for-sale. The estimated market value of these securities at June 30, 1998 was $66.2 million as compared to $86.1 million and $97.2 million at June 30, 1997 and 1996, respectively. At June 30, 1998, the mortgage-backed and related securities portfolio represented 14.9% of the Company's total assets as compared to 20.8% and 25.8% at June 30, 1997 and 1996, respectively. Included in the mortgage-backed securities portfolio were federal agency backed and private-issue pass-through securities totaling $14.7 million and $16.8 million; $21.0 million and $25.1 million; $27.0 million and $28.8 million at June 30, 1998, 1997 and 1996, respectively. Of the $16.8 million in private-issue securities at June 30, 1998, all were adjustable rate securities and carried a minimum credit rating of AA at the time of purchase and such ratings have not been downgraded since the time of purchase.

     Mortgage-related securities, which primarily consisted of real estate mortgage investment conduit securities ("REMICs"), totaled $33.8 million, $39.4 million and $41.5 million at June 30, 1998, 1997 and 1996, respectively.

     Other Investment Securities. Other investments consisted primarily of overnight deposits, certificates of deposit and bankers' acceptances which totaled $6.6 million, $5.7 million and $3.7 million at June 30, 1998, 1997 and 1996, respectively. The market value of these securities were $6.6 million, $5.7 million and $3.7 million at June 30, 1998, 1997 and 1996, respectively.

     COMPOSITION OF SECURITIES AVAILABLE-FOR-SALE

     Mortgage-Backed Securities and Related Securities. At June 30, 1998, the Company held mortgage-backed and related securities available-for-sale with a carrying and market value of $57.5 million as compared to $11.4 million and $17.9 million at June 30, 1997 and 1996, respectively. Of this amount at June 30, 1998, $41.4 million of the securities are mortgage-backed securities and $16.1 million REMIC securities. Included in the mortgage-backed and related securities were federal agency backed and private-issue securities totaling $6.6 million and $50.9 million, respectively, and all were fixed-rate securities. The Company carries such investments at fair value.

     Other Investment Securities. The Company's other investment securities available-for-sale include U.S. Government and agency obligations, ARM Mutual totaling $5.0 million and $1.0 million; $16.7 million and $1.0 million; and $17.9 million and $1.4 million at June 30, 1998, 1997 and 1996, respectively. Also at June 30, 1998, the Company had trust preferred securities and municipal bonds with a carrying and market value of $2.5 million and $410,000, respectively. The Company carries such investments at fair value.

     The tables below sets forth certain information regarding the carrying value, composition and market value of the Company's available-for-sale and held-to-maturity securities at June 30, 1998, 1997 and 1996.


                                                              JUNE 30, 1998
                                                       ----------------------------
                                                       CARRYING    % OF     MARKET
                                                        VALUE     TOTAL     VALUE
                                                       --------  --------  --------
                                                       (DOLLARS IN THOUSANDS)
SECURITIES AVAILABLE-FOR-SALE:
  U.S. government securities .......................    $ 4,992      7.51%  $ 4,992
  Mortgage-backed securities .......................     39,150     58.92    39,150
  Mortgage-related securities (REMICs) .............     18,399     27.69    18,399
  ARM loan mutual funds ............................        969      1.46       969
  Trust preferred securities .......................      2,500      3.76     2,500
  Municipal bonds/other ............................        435       .66       435
                                                       --------  --------  --------
    Total securities available-for-sale ............    $66,445    100.00%  $66,445
                                                       ========  ========  ========

SECURITIES HELD-TO-MATURITY:
  Demand deposits in other financial institutions ...   $ 6,186     94.10   $ 6,186
  Time deposits in other financial institutions .....       388      5.90       388
                                                       --------  --------  --------
    Total securities held-to-maturity ...............   $ 6,574    100.00%  $ 6,574
                                                       ========  ========  ========

MORTGAGE-BACKED SECURITIES HELD-TO-MATURITY:
  GNMA ..............................................   $   720      2.29%   $  758
  FHLMC .............................................     2,986      9.49     3,038
  FNMA ..............................................    10,256     32.58    10,514
  Other participation certificates ..................    17,518     55.64    17,434
                                                       --------  --------  --------
     Total mortgage-backed securities
       held-to-maturity ............................    $31,480    100.00   $31,744
                                                       ========  ========  ========

MORTGAGE-RELATED SECURITIES HELD-TO-MATURITY:
  CMOs .............................................         --        --        --
  REMICs ...........................................     33,802    100.00    34,441
                                                       --------  --------  --------
    Total mortgage-related securities
      held-to-maturity ............................     $33,802    100.00%  $34,441
                                                       ========  ========  ========


                                                                JUNE 30, 1997
                                                         ----------------------------
                                                         CARRYING    % OF     MARKET
                                                          VALUE     TOTAL     VALUE
                                                         --------  --------  --------
                                                         (DOLLARS IN THOUSANDS)
SECURITIES AVAILABLE-FOR-SALE:
  U.S. government securities .........................    $16,748     56.74%  $16,748
  Mortgage-backed securities .........................      3,695     12.52     3,695
  Mortgage-related securities (REMICs) ...............      7,686     26.04     7,686
  ARM loan mutual funds ..............................        978      3.31       978
  Municipal bonds ....................................        411      1.39       411
                                                         --------  --------  --------
    Total securities available-for-sale ..............    $29,518    100.00%  $29,518
                                                         ========  ========  ========

SECURITIES HELD-TO-MATURITY:
  Demand deposits in other financial institutions ....    $ 4,896     86.26%  $ 4,896
  Time deposits in other financial institutions ......        780     13.74       780
                                                         --------  --------  --------
    Total securities held-to-maturity ................    $ 5,676    100.00%  $ 5,676
                                                         ========  ========  ========

MORTGAGE-BACKED SECURITIES HELD-TO-MATURITY:
  GNMA ..............................................     $   934      2.03%  $   979
  FHLMC .............................................       4,823     10.47     4,893
  FNMA ..............................................      15,171     32.94    15,359
  Other participation certificates ..................      25,132     54.56    25,101
                                                         --------  --------  --------
     Total mortgage-backed securities
       held-to-maturity .............................     $46,060    100.00%  $46,332
                                                         ========  ========  ========

MORTGAGE-RELATED SECURITIES HELD-TO-MATURITY:
  CMOs ...............................................         --        --        --
  REMICs .............................................     39,370    100.00    39,370
                                                         --------  --------  --------
    Total mortgage-related securities
      held-to-maturity ...............................    $39,370    100.00%  $39,370
                                                         ========  ========  ========

                                                                JUNE 30, 1996
                                                         ----------------------------
                                                         CARRYING    % OF     MARKET
                                                          VALUE     TOTAL     VALUE
                                                         --------  --------  --------
                                                            (DOLLARS IN THOUSANDS)
SECURITIES AVAILABLE-FOR-SALE:
  U.S. government securities .........................    $17,932     48.10%  $17,932
  Mortgage-backed securities .........................      8,775     23.53     8,775
  Mortgage-backed securities (REMICs) ................      9,151     24.54     9,151
  ARM loan mutual funds ..............................      1,426      3.83     1,426
                                                         --------  --------  --------
    Total securities available-for-sale ..............    $37,284    100.00%  $37,284
                                                         ========  ========  ========

SECURITIES HELD-TO-MATURITY:
  Demand deposits in other financial institutions ....    $ 2,689     73.33%  $ 2,689
  Time deposits in other financial institutions ......        978     26.67       978
                                                          -------  --------  --------
    Total securities held-to-maturity ................     $3,667    100.00%   $3,667
                                                         ========  ========  ========

MORTGAGE-BACKED SECURITIES HELD-TO-MATURITY:
  GNMA ...............................................    $ 1,379      2.47%  $ 1,433
  FHLMC ..............................................      6,484     11.62     6,509
  FNMA ...............................................     19,127     34.28    19,157
  Other participation certificates ...................     28,801     51.63    28,524
                                                          -------  --------  --------
    Total mortgage-backed securities
      held-to-maturity ...............................    $55,791    100.00%  $55,623
                                                         ========  ========  ========

MORTGAGE-RELATED SECURITIES HELD-TO-MATURITY:
  CMOs ...............................................         --        --        --
  REMICs .............................................     41,541    100.00    41,616
                                                         --------  --------  --------
     Total mortgage-related securities
       held-to-maturity ..............................    $41,541    100.00%  $41,616
                                                         ========  ========  ========



     The composition and contractual maturities of securities held-to-maturity, excluding FHLB-Chicago stock, is indicated in the following table.

                                                                   AT JUNE 30, 1998
                                                    -----------------------------------------------
                                                                                           TOTAL
                                                    LESS THAN    1 TO 10      OVER 10    INVESTMENT
                                                     1 YEAR       YEARS        YEARS     SECURITIES
                                                    ---------  -----------  -----------  ----------
                                                               (DOLLARS IN THOUSANDS)
Securities held-to-maturity:
  Demand deposits in other financial institutions ..   $6,186            -            -      $6,186
  Time deposits in other financial institutions ....      388            -            -         388
                                                       ------      -------      -------      ------
    Total securities held-to-maturity ..............   $6,574            -           -       $6,574
                                                       ======      =======      =======      ======
Weighted average yield ...........................       5.59%          -%           -%        5.59%
                                                       ======      =======     =======       ======

     The following table shows the maturity or period to repricing of the Company's securities available-for-sale at June 30, 1998.

                                                                                   AT JUNE 30, 1998
                                                  ----------------------------------------------------------------------------------
                                                      FIXED-RATE           FIXED-RATE         ADJUSTABLE-RATE         FIXED-RATE
                                                   U.S. GOVERNMENT      MORTGAGE-BACKED       MORTGAGE-BACKED          CMOs AND
                                                      SECURITIES           SECURITIES            SECURITIES             REMICs
                                                  ------------------  --------------------  --------------------  ------------------
                                                            WEIGHTED             WEIGHTED              WEIGHTED             WEIGHTED
                                                  CARRYING  AVERAGE   CARRYING    AVERAGE   CARRYING    AVERAGE   CARRYING  AVERAGE
                                                   VALUE     YIELD      VALUE      YIELD      VALUE      YIELD     VALUE     YIELD
                                                  --------  --------  ---------  ---------  ---------  ---------  --------  --------
                                                                                    (IN THOUSANDS)
AMOUNTS DUE OR REPRICING:
  Within one year ..............................  $     --        --  $     289       5.00% $  31,486       7.25% $     --       --
AFTER ONE YEAR:
  One to three years ...........................     4,992      6.00        615       5.50         --         --        --       --
  Three to five years ..........................        --        --         --         --         --         --        --       --
  Five to ten years ............................        --        --         --         --         --         --        --       --
  Ten to 20 years ..............................        --        --         --         --         --         --     8,007     7.31
  Over 20 years ................................        --        --      6,760       7.77         --         --     6,623     7.52
                                                  --------  --------  ---------  ---------  ---------  ---------  --------   ------
    Total due or repricing after one year ......     4,992      6.00      7,375       7.58         --         --    14,630     7.41
                                                  --------  --------  ---------  ---------  ---------  ---------  --------   ------
    Total amount due or repricing ..............     4,992      6.00%     7,664       7.48%    31,486       7.25%   14,630     7.41%
    Less unearned discounts and premiums, net ..        --                   --                    --                   --
    Mortgage-backed and related securities .....  $  4,992            $   7,664             $  31,486             $ 14,630
                                                  ========            =========             =========             ========
Average remaining years to maturity ............       2.7                 24.9                  25.0                 19.9



                                                                                    AT JUNE 30, 1998
                                                    --------------------------------------------------------------------------------
                                                                       TRUST PREFERRED SEC/      FIXED-RATE
                                                     ADJUSTABLE-RATE     ADJUSTABLE-RATE          MUNICIPAL
                                                        REMICs            MUTUAL FUNDS              BONDS                TOTAL
                                                    ------------------  ------------------  --------------------  ------------------
                                                              WEIGHTED            WEIGHTED             WEIGHTED             WEIGHTED
                                                    CARRYING  AVERAGE   CARRYING  AVERAGE    CARRYING   AVERAGE   CARRYING   AVERAGE
                                                     VALUE     YIELD     VALUE     YIELD      VALUE      YIELD      VALUE     YIELD
                                                    --------  --------  --------  --------  ---------  ---------  ---------   ------
                                                                                     (IN THOUSANDS)
AMOUNTS DUE OR REPRICING:
  Within one year ..............................    $  3,769      7.71%   $  969      5.46%     $  --         --%   $36,513    7.23%
AFTER ONE YEAR:
  One to three years ...........................          --        --        --        --        160       5.00      5,767    5.92
  Three to five years ..........................          --        --        --        --         --         --         --      --
  Five to ten years ............................          --        --        --        --        275       5.33        275    5.33
  Ten to 20 years ..............................          --        --        --        --         --         --      8,007    7.31
  Over 20 years ................................          --        --     2,500      8.60         --         --     15,883    7.80
                                                    --------  --------  --------  --------  ---------  ---------  ---------  ------
    Total due or repricing after one year ......          --               2,500      8.60        435       5.21     29,932    7.28
                                                    --------  --------  --------  --------  ---------  ---------  ---------  ------
    Total amount due or repricing ..............       3,769      7.71%    3,469      7.72%       435       5.21%    66,445    7.25%
    Less unearned discounts and premiums, net ..          --                  --                   --                    --
    Mortgage-backed and related securities .....    $  3,769              $3,469                $ 435               $66,445
                                                    ========            ========            =========             =========
Average remaining years to maturity ............        26.2                 0.0                  6.3                  22.0

     The following table shows the maturity or period to repricing of the Company's mortgage-backed and related securities portfolio held-to-maturity at June 30, 1998.


                                                                            AT JUNE 30, 1998
                                                ------------------------------------------------------------------------
                                                    FIXED-RATE          ADJUSTABLE-RATE              FIXED-RATE
                                                 MORTGAGE-BACKED        MORTGAGE-BACKED               CMOS AND
                                                    SECURITIES             SECURITIES                  REMICS
                                                ------------------  ----------------------------------------------------
                                                          WEIGHTED                WEIGHTED                  WEIGHTED
                                                CARRYING  AVERAGE    CARRYING      AVERAGE     CARRYING      AVERAGE
                                                 VALUE     YIELD       VALUE        YIELD        VALUE        YIELD
                                                --------  --------  -----------  -----------  -----------  -----------
                                                                             (IN THOUSANDS)
AMOUNTS DUE OR REPRICING:
  Within one year ............................    $   --        --%     $27,587         7.20%      $   --           --%
AFTER ONE YEAR:
  One to three years .........................     1,317      6.76           --           --           87         6.60
  Three to five years ........................        --        --           --           --           --           --
  Five to ten years ..........................     2,139      6.23           --           --          409         5.45
  Ten to 20 years ............................       252      8.88           --           --          802         7.58
  Over 20 years ..............................        65      9.50           --           --        2,990         7.24
                                                --------  --------  -----------  -----------  -----------  -----------
    Total due or repricing after one year ....     3,773      6.64           --           --        4,288         6.78
                                                --------  --------  -----------  -----------  -----------  -----------
    Total amounts due or repricing ...........     3,773      6.54%      27,587         7.20%       4,288         6.78%
Less unearned discounts and premiums, net ....        33                     87                      (122)
                                                --------            -----------               -----------
Mortgage-backed and related securities, net ..    $3,806                $27,674                    $4,266
                                                ========            ===========               ===========
Average remaining years to maturity ..........       5.4                   23.8                      19.5



                                                                           AT JUNE 30, 1998
                                                        ----------------------------------------------------
                                                              ADJUSTABLE-RATE
                                                                  REMICS                     TOTAL
                                                        --------------------------  ------------------------
                                                                        WEIGHTED                  WEIGHTED
                                                         CARRYING        AVERAGE     CARRYING      AVERAGE
                                                           VALUE          YIELD        VALUE        YIELD
                                                        -----------    -----------  -----------  -----------

AMOUNTS DUE OR REPRICING:
  Within one year ............................              $29,741           6.80%    $ 57,328         6.99%
AFTER ONE YEAR:
  One to three years .........................                   --             --        1,404         6.75
  Three to five years ........................                   --             --           --           --
  Five to ten years ..........................                   --             --        2,548         6.10
  Ten to 20 years ............................                   --             --        1,054         7.89
  Over 20 years ..............................                   --             --        3,055         7.29
                                                        -----------    -----------  -----------  -----------
    Total due or repricing after one year ....                   --             --        8,061         6.71
                                                        -----------    -----------  -----------  -----------
    Total amounts due or repricing ...........               29,741           6.80%      65,389         6.95%
Less unearned discounts and premiums, net ....                 (205)                       (107)
                                                        -----------                 -----------
Mortgage-backed and related securities, net ..              $29,536                    $ 65,282
                                                        ===========                 ===========
Average remaining years to maturity ..........                 22.4                        21.8

SOURCES OF FUNDS

     GENERAL

     The Company's primary sources of funds for use in lending, investing and for other general purposes are deposits, proceeds from principal and interest payments on loans, mortgage-backed and related securities and investment securities, FHLB advances and reverse repurchase agreements. Contractual loan payments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general market interest rates and economic conditions. Borrowings are used to support expanded lending or investment activities. The Company utilizes advances from the FHLB-Chicago and reverse repurchase agreements as sources for its borrowings. At June 30, 1998, the Company had advances from the FHLB-Chicago totaling $117.1 million or 26.7% of total assets as compared to $92.1 million or 22.5% of total assets and $102.4 million or 27.1% of total assets as of June 30, 1997 and 1996, respectively. At June 30, 1998 and 1997, the Company had no reverse repurchase agreements At June 30, 1996, the Company had $11.6 million in reverse repurchase agreements. The Bank has continued to use FHLB-Chicago advances as a funding source due to the attractive rates offered on advances in relation to deposit funds obtainable in the Company's local market. Also see, "-Borrowings and Other Financing Transactions." Of the Company's outstanding FHLB-Chicago advances at June 30, 1998, $23.0 million will mature before June 30, 1999. For a further discussion of the Company's funding strategy, see Part II, Item 7 of the Company's Annual Report on Form 10-K, "Financial Condition," "Liquidity and Capital Resources" and "Asset/Liability Management."

     DEPOSITS

     The Company offers a variety of deposit accounts having a range of interest rates and terms. The Company's deposits principally consist of non-interest bearing checking, NOW, money market deposit and passbook accounts and certificates of deposit. The flow of deposits is influenced significantly by general economic conditions, changes in prevailing interest rates and competition. The Company's deposits are obtained from the areas in which its branches are located, and more recently from national wholesale certificate of deposit sources. Various types of advertising and promotion to attract and retain deposit accounts also are used. Management monitors the Bank's certificates of deposit and, based on historical experience, management believes it will retain a large portion of such accounts upon maturity. Management considers Company profitability, the matching of term lengths with assets, the attractiveness to customers and rates offered by competitors in considering its deposit offerings and promotions. The Company believes it has been competitive in the types of accounts and interest rates it has offered on its deposit products. The Company intends to continue its efforts to attract deposits as a primary source of funds for supporting its lending and investing activities.* The Company has maintained competitive rates on its deposit accounts over the last year as higher market interest rates prevailed.

     The following table presents the deposit activity of the Company for the periods indicated.


                                                   YEAR ENDED JUNE 30,
                                            ----------------------------------
                                              1998         1997         1996
                                            --------  --------------  --------
                                                      (IN THOUSANDS)
  Deposits ...............................  $449,609     $432,876  $424,023
  Withdrawals ............................   466,515      387,593   352,357
                                            --------     --------  --------
  Net deposits/withdrawals ...............   (16,906)      45,283    71,666
  Interest credited on deposits ..........     7,013        6,554     5,842
                                            --------     --------  --------
  Total increase (decrease) in deposits ..   $(9,893)     $51,837   $77,508
                                            ========     ========  ========


     The Company attributes the decrease in deposits before interest credited during fiscal 1998 primarily to the planned run-off of certificates of deposit locally and on a wholesale basis nationally. The decreased deposit funding source was replaced with an increase in FHLB advances in fiscal 1998. Management believes the likelihood for retention of brokered certificates of deposit is more a function of the rate paid on such accounts as compared to retail deposits which may be established due to Bank location or other intangible reasons. Brokered deposits totaled $81.4 million at June 30, 1998, as compared to $92.2 million at June 30, 1997. The average maturity of brokered deposits at June 30, 1998 was eight months as compared to eleven months at June 30, 1997. The average rate paid on brokered deposits for the fiscal year ended June 30, 1998 was 6.13% as compared to 5.98% for the fiscal year ended June 30, 1997. The Company's demand deposits have decreased in recent fiscal years, primarily due to the decline in passbook savings accounts; however, increases in certificates of deposit and money market deposit accounts have offset this growth. Management believes that this pattern is a result of the lower interest rate environment.

     At June 30, 1998, the Company had outstanding $56.0 million in certificates of deposit in amounts of $100,000 or more maturing as follows:

                                                    AMOUNT AT
                                                  JUNE 30, 1998
                                                  --------------
                                                  (IN THOUSANDS)
               Three months or less ............     $19,887
               Over three through six months ...      16,525
               Over six through twelve months ..       9,763
               Over twelve months ..............       9,874
                                                   ---------
                  Total ..........................   $56,049
                                                   =========

     The following table sets forth the distribution of the Company's demand deposits and certificate accounts at the dates indicated and the weighted average nominal interest rates on each category of deposits presented. Management does not believe that the use of year end balances instead of average balances in calculating weighted average nominal interest rates resulted in any material difference in the information presented. The jumbo certificates of deposit in the following table contain $81.4 million of brokered certificates of deposit at June 30, 1998, which represent all of the Company's brokered deposits at June 30, 1998.


                                                                        AT JUNE 30,
                               --------------------------------------------------------------------------------------------
                                                  1998                                             1997
                               --------------------------------------         ---------------------------------------------
                                                             WEIGHTED                                              WEIGHTED
                                          PERCENT OF         AVERAGE                          PERCENT OF            AVERAGE
                                            TOTAL            NOMINAL                            TOTAL               NOMINAL
                              AMOUNT       DEPOSITS           RATE             AMOUNT          DEPOSITS              RATE
                              ------       --------           ----             -------         --------              -----
                                                           (DOLLARS IN THOUSANDS)
DEMAND DEPOSITS:
 Non-interest-bearing.....     $  7,738           2.85%             --%          $  7,105              2.52%           --%
 NOW......................        2,701           0.99            1.75              2,594              0.92          1.75
 Money market.............       27,995          10.31            5.10             20,730              7.37          5.20
 Passbook.................       21,158           7.79            2.93             21,952              7.80          2.98
                               --------      ---------                           --------        ----------
  Total...................       59,592          21.94            3.52             52,381             18.61          3.40

CERTIFICATE ACCOUNTS (TERM):
 One to nine months.......       68,050          25.09            5.79             12,650              4.49          5.37
 12 to 20 months..........       14,290           5.26            5.77             40,309             14.32          5.90
 24 to 36 months..........        2,662           0.98            5.83             15,555              5.53          5.73
 38 to 60 months..........        2,685           0.99            6.02             19,439              6.90          5.96
 66 to 96 months..........           --           0.00              --                157              0.06          7.96
 Wholesale(1).............      124,340          45.74            6.07            141,021             50.09          6.15
                               --------      ---------                           --------        ----------
  Total certificates......      212,027          78.06            5.95            229,131             81.39          6.02
                               --------      ---------                           --------        ----------

Total deposits............     $271,619         100.00%           5.42%          $281,512            100.00%         5.53%
                               ========      =========                           ========        ==========



                                                     AT JUNE 30,
                                      -----------------------------------------
                                                        1996
                                      -----------------------------------------
                                                                       WEIGHTED
                                                     PERCENT OF        AVERAGE
                                                      TOTAL            NOMINAL
                                        AMOUNT       DEPOSITS           RATE
                                      ----------    ----------          ----
DEMAND DEPOSITS:
 Non-interest-bearing.....            $  7,215            3.14%           --%
 NOW......................               2,517            1.10          1.75
 Money market.............               7,678            3.34          5.21
 Passbook.................              24,342           10.60          2.99
                                    ----------      ----------
  Total...................              41,752           18.18          2.79


CERTIFICATE ACCOUNTS (TERM):
 One to nine months.......              21,999            9.58          5.37
 12 to 20 months..........              24,482           10.66          5.49
 24 to 36 months..........              17,688            7.70          5.94
 38 to 60 months..........              15,586            6.79          6.08
 66 to 96 months..........                 172            0.07          7.93
 Wholesale(1).............             107,996           47.02          6.22
                                    ----------      ----------
  Total certificates......             187,923           81.82          5.99
                                    ----------      ----------

Total deposits............            $229,675          100.00%         5.41%
                                    ==========      ==========



(1) Wholesale certificates of deposit have an average maturity of 8.0 months,
11.6 months and 8.2 months at June 30, 1998, 1997 and 1996, respectively.

     The following table presents, by various rate categories, the amount of certificates of deposit outstanding at June 30, 1998, 1997 and 1996, and the periods to maturity of the certificate accounts outstanding at June 30, 1998. At June 30, 1998, brokered certificates of deposit totaled $81.4 million with an average rate of 6.04%.

                                         AT JUNE 30,                           PERIOD TO MATURITY FROM JUNE 30, 1997
                            ------------------------------------       ----------------------------------------------------
                                                                        WITHIN          ONE TO
                                                                         ONE            THREE
                              1998          1997          1996           YEAR           YEARS      THEREAFTER       TOTAL
                            --------      --------      --------       --------        -------     ----------     --------

                                                                    (IN THOUSANDS)
CERTIFICATES OF DEPOSIT:
  4.99% and less..........  $  1,033      $  1,579      $ 10,044       $  1,026        $     7        $   --       $  1,033
  5.00% to 5.99%..........   118,081        89,991       141,411         92,147         25,934            --        118,081
  6.00% to 6.99%..........    92,344       136,808        34,359         71,755         19,530         1,059         92,344
  7.00% to 7.99%..........       430           619         1,977            110            320            --            430
  8.00% to 8.99%..........       139           134           132             --              9           130            139
  9.00% to 9.99%..........        --            --            --             --             --            --             --
 10.00% to 10.99%.........        --            --            --             --             --            --             --
                            --------      --------      --------       --------        -------        ------       --------
   Total..................  $212,027      $229,131      $187,923       $165,038        $45,800        $1,189       $212,027
                            ========      ========      ========       ========        =======        ======       ========

     BORROWINGS AND OTHER FINANCING TRANSACTIONS

     Although deposits are the Company's primary source of funds, the Company's policy has been to utilize borrowings as an alternative or less costly source of funds. The Company utilizes borrowings as part of its asset/liability management strategy. Borrowings are secured when management believes it can profitably re-invest those funds for the benefit of the Company. The Company's primary form of borrowing consists of advances from the FHLB-Chicago. These advances are collateralized by the capital stock of the FHLB-Chicago held by the Company and certain of its mortgage loans and mortgage-backed and related securities. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount the FHLB-Chicago will advance to member institutions, including the Company, for purposes other than meeting withdrawals fluctuates from time to time in accordance with policies of the FHLB-Chicago. At June 30, 1998, the Bank's FHLB-Chicago advances totaled $117.1 million, representing 28.9% of total liabilities, an increase from the $92.1 million outstanding at June 30, 1997. For a further discussion of the Company's funding strategy, see Part II,
Item 7 of the Company's Annual Report on Form 10-K, "Financial Condition," "Liquidity and Capital Resources" and "Asset/Liability Management."

     The Company's borrowings from time to time include reverse repurchase agreements. The form of reverse repurchase agreement used by the Company involves the sale of securities owned by the Company with a commitment to repurchase the same or substantially the same securities at a predetermined price at a future date, typically within 30 days to six months. These transactions are treated as borrowings collateralized by the securities sold and are therefore included as other borrowings in the Company's Consolidated Financial Statements. These transactions are authorized by the Company's Investment Policy and are governed by agreements with primary government dealers under Public Securities Association Master Repurchase Agreements. At June 30, 1996, there were $11.6 million in repurchase agreements. At June 30, 1998 and 1997, the Company had no reverse repurchase agreements outstanding. The Bank has continued to use FHLB-Chicago advances and decreased its use of reverse repurchase agreements as a funding source because of the attractive long-term interest rates offered on FHLB advances.

     While increases in borrowings and changes in the collateralization levels due to market interest rate changes could require the Bank to add collateral to secure its borrowings, the Company does not anticipate having a shortage of qualified collateral to pledge against its borrowings.*

     The following table sets forth certain information regarding the Bank's FHLB-Chicago advances, borrowed funds and reverse repurchase agreements at or for the periods ended on the dates indicated.


                                                           AT OR FOR THE FISCAL YEAR ENDED JUNE 30,
                                                        ----------------------------------------------
                                                             1998            1997            1996
                                                        --------------  --------------  --------------
                                                                    (DOLLARS IN THOUSANDS)
FHLB-CHICAGO ADVANCES:
 Average balance outstanding...........................    $107,378         $100,384         $75,097
 Maximum amount outstanding at any month-end during
  the period...........................................     115,573          106,086         102,386
 Balance outstanding at end of period..................     117,059           92,073         102,386
 Weighted average interest rate during the period (1)..        6.10%            5.98%           5.25%
 Weighted average interest rate at end of period.......        5.87             6.01            5.82
REVERSE REPURCHASE AGREEMENTS:
 Average balance outstanding...........................    $     --         $  3,717         $12,433
 Maximum amount outstanding at any month-end during
  the period...........................................          --           11,652          13,926
 Balance outstanding at end of period..................          --               --          11,568
 Weighted average interest rate during the period (1)..          --%            5.96%           6.27%
 Weighted average interest rate at end of period.......          --               --            5.61
TOTAL ADVANCES AND REVERSE REPURCHASE AGREEMENTS:
 Average balance outstanding...........................    $107,378         $104,101         $87,529
 Maximum amount outstanding at any month-end during
  the period...........................................     115,573          111,233         113,954
 Balance outstanding at end of period..................     117,059           92,073         113,954
 Weighted average interest rate during the period (1)..        6.10%            5.98%           5.40%
 Weighted average interest rate at end of period.......        5.87             6.01            5.80

---------------

(1)  Computed on the basis of average monthly balances.


COMPETITION

     The Bank has significant competition in its mortgage, consumer and commercial lending business, as well as in attracting deposits. The Bank's primary competitors for loans are savings banks, thrifts, mortgage banking companies, insurance companies and commercial banks. Its most direct competition for deposits are savings banks, thrifts, commercial banks and credit unions. Because of the large industrial base in West Allis and surrounding areas, credit unions, formerly affiliated with industry, present formidable competition. These credit unions have obtained community charters, enabling them to attract business from the community at large, rather than just the associated industry. Additionally, these credit unions have certain tax advantages, and, consequently, are able to offer competitive rates. The Bank faces additional competition for funds from a number of institutions, including short-term money market funds and other corporate and government securities funds offered by other financial service companies, such as brokerage firms and insurance companies. The Bank is also experiencing increased competition from national and regional banks and savings banks as well as national credit card companies as it focuses on obtaining wholesale funding from sources beyond its primary market area.

SUBSIDIARY ACTIVITIES

     The Bank's wholly-owned subsidiary, Hallmark Planning Service, Inc. (the "HPS," formerly West Allis Insurance, Inc.), was organized as a Wisconsin corporation in 1978. During the fiscal year ended June 30, 1997, HPS was engaged primarily in the sale of annuity and mutual fund products. The Bank has a management agreement with HPS whereby HPS reimburses the Bank for certain services it performs and pays rent for occupancy in the West Allis branch office. Net income (loss) for HPS was ($8,124) and $28,117 for the fiscal years ended June 30, 1998 and 1997, respectively.

     The Bank organized a wholly-owned subsidiary located in Nevada in September 1994 named Hallmark Investment Corp. The purpose of this subsidiary is to manage a portion of the Bank's investment portfolio.

PERSONNEL

     At June 30, 1998, the Bank had 81 full-time employees and 9 part-time employees. The employees of the Bank are not represented by a collective bargaining unit and the Bank believes its relationship with its employees to be good.

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

     For federal income tax purposes, the Bank reported its income and expenses primarily on the hybrid method of accounting (i.e., a method that incorporated more than one type of accounting method in determining taxable income) and filed its consolidated federal income tax returns on this basis through June 30, 1987. Beginning with its taxable year ended June 30, 1988, the Bank has adopted an accrual method of accounting. Both before and after the Conversion, the Bank, as a general matter, is and will be subject to the rules of federal income taxation applicable to corporations. Generally, the Internal Revenue Code requires that all corporations, including the Bank, compute taxable income under the accrual method of accounting. For its taxable year ended June 30, 1998, the Bank was subject to a maximum federal income tax rate of 34%.

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

     The Small Business Job Protection Act of 1996 ("the Act") repealed the reserve method of accounting for bad debts by thrift institutions, effective for taxable years beginning after December 31, 1995. Thrift institutions such as the Bank with less than $500 million in assets are now required to use the experience method. The Act also grants partial relief from the bad debt reserve "recapture" which occurs in connection with the change in method of accounting. The pre-1988 reserves are not required to be included in income in connection with the change in method of accounting. In addition, the Act suspends recapture of post-1987 reserves for a period of two years, conditioned on the institution's compliance with certain residential loan requirements. Institutions can meet this residential loan requirement if the principal amount of residential loans made during a taxable year was not less than the "base amount" for such year. The base amount is determined on an institution-by-institution basis, and constitutes the average of the principal amounts of residential loans made by an institution during the six most recent taxable years. Notwithstanding the foregoing, institutions will be required to pay for recaptured post-1987 bad debt reserves ratably over a six-year period starting in 1998. Since provisions for deferred income tax have been provided for on post-1987 bad debt reserves, there will not be any additional income tax expense to the Bank on recapture.

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

     CORPORATE ALTERNATIVE MINIMUM TAX

     For taxable years beginning after December 31, 1986, the Internal Revenue Code imposes an alternative minimum tax ("AMT") of 20% on alternative minimum taxable income ("AMTI"). Only 90% of AMTI can be offset by net operating losses. For taxable years beginning after December 31, 1989, the adjustment to AMTI based on book income will be an amount equal to 75% of the amount by which a corporation's adjusted current earnings exceeds its AMTI (prior to reduction for net operating losses). In addition, for taxable years beginning after December 31, 1986, and before January 1, 1996, an environmental tax of 0.12% of the excess of AMTI (with certain modifications) over $2.0 million was imposed on corporations, including the Bank, whether or not AMT is paid. The Bank does not expect to be subject to AMT in the future, although no assurance can be made that it will not.

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

STATE TAXATION

     The State of Wisconsin imposes a tax on the Wisconsin taxable income of corporations, including savings banks, at the rate of 7.9%. Wisconsin taxable income is generally similar to federal taxable income except that interest from state and municipal obligations is taxable, no deduction is allowed for state income taxes and net operating losses may be carried forward but not back. Wisconsin law does not provide for filing of consolidated state income tax returns. In fiscal 1998, the Bank received refunds from the Wisconsin Department of Revenue totaling $177,000 related to audit assessments which had previously been taken into account in calculating tax expense.

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

     EXAMINATIONS AND ASSESSMENTS

     The Bank is required to file periodic reports with and is subject to periodic examinations by the DSI. Savings banks are required to pay examination fees and annual assessments to fund the supervisory operations of the DSI. Based on the assessment rates published by the DSI and the Bank's total assets of approximately $414.6 million at December 31, 1997, the Bank paid $21,839 in assessments in the fiscal year ended June 30, 1998.

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

     Under regulations established for state savings banks by the DSI and implemented by the Administrator of the DSI, the Bank is limited in the amount of commercial real estate and commercial business loans it can hold in its loan portfolio. This limit is currently 20% of the Bank's total assets and may be increased with the approval of the DSI. At June 30, 1998, the Bank had $63.1 million of such loans in its portfolio with a current limit based on the Bank's asset base of $88.0 million. Management anticipates that as the Bank's commercial real estate and commercial business loan origination and purchase activity increases in fiscal 1999, the Bank will be required to apply to the DSI to increase the limit to an amount in excess of 20% of the Bank's asset base.* While management believes it will be able to obtain DSI approval, there can be no assurances the DSI will approve an increase in such lending limit for the Bank, or at what lending limit such approval will be granted.

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

     LOANS TO ONE BORROWER

     Savings banks may make loans and extensions of credit, both direct and indirect, to one borrower in amounts up to 15% of capital plus an additional 10% for loans fully secured by readily marketable collateral. In addition, savings banks may make loans to one borrower for any purpose in an amount not to exceed $500,000, or to develop domestic residential housing units in an amount not to exceed the lesser of $30 million or 30% of capital, subject to certain conditions. At June 30, 1998, the Bank did not have any loans which exceeded the loans-to-one borrower limitations.

     QUALIFIED THRIFT LENDER REQUIREMENT

     The Bank must qualify for and maintain a level of qualified thrift investments equal to 60% of its assets as prescribed in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended. At June 30, 1998, the Bank maintained 78.30% of its assets in qualified thrift investments and therefore met the qualified thrift lender requirement.

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

     LIQUIDITY

     Savings banks are required to maintain an average daily balance of liquid assets of not less than 8% of its average daily balance of net withdrawable accounts plus its short-term borrowings. Also required is a "primary liquid assets" ratio of at least 4% of average daily withdrawable accounts and short-term borrowings. Primary liquid assets is defined as primarily short-term liquid assets and U.S. government and U.S. government agency securities. At June 30, 1998, the Bank's daily liquidity ratio was 25.95%.

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

     In addition, DSI regulations provide certain restrictions and limits on loans and other transactions with the Bank's affiliated persons to ensure that such loans and transactions are on terms which would be available to members of the general public for similar credit extensions.

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

     Deposit insurance premiums for the Bank are currently assessed at the rate of 6.4 cents per $100 of deposits. The Bank's expense related to FDIC premiums was $173,713 and $347,650 for the fiscal year ended June 30, 1998 and 1997. Deposit premium levels are set in order to permit the SAIF to achieve a ratio of reserves to insured deposits of 1.25%, and the FDIC may adjust assessment rates in order to maintain the target ratio. In addition, the FDIC imposed a one-time, industry-wide, special assessment, which resulted in a premium charge of $739,997 for the Bank's fiscal year ended June 30, 1997. While an increase in premiums for the Bank could have an adverse effect on earnings, a decrease in premiums could have a positive impact on earnings. The Bank does not expect any increase in the insurance premium in the foreseeable future.

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

     BROKERED DEPOSITS

     FDIC regulations govern the acceptance of brokered deposits by insured depository institutions. The capital position of an institution determines whether and with what limitations an institution may accept brokered deposits. A "well-capitalized" institution (one that significantly exceeds specified capital ratios) may accept brokered deposits without restriction. "Undercapitalized" institutions (those that fail to meet minimum regulatory capital requirements) may not accept brokered deposits and "adequately capitalized" institutions (those that are not "well-capitalized" or "undercapitalized") may only accept such deposits with the consent of the FDIC. (The definitions of "well-capitalized", "adequately capitalized" and "undercapitalized" governing the acceptance of brokered deposits conform to the definitions used in the regulations implementing the prompt corrective action provisions of the FDICIA.) The Bank is a "well-capitalized" institution and therefore may accept brokered deposits without restriction. At June 30, 1998, the Bank had $81.4 million in brokered deposits.

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

     FDIC-insured institutions in the strongest financial and managerial condition (with a composite rating of "1" under the Uniform Financial Institutions Rating System established by the Federal Financial Institutions Examination Council) are also required to maintain "Tier 1 capital" equal to at least 3% of total assets (the "leverage capital" requirement). Tier 1 capital is defined to include the sum of common shareholders' equity, noncumulative perpetual preferred stock (including any related surplus), and minority interests in consolidated subsidiaries, minus all intangible assets (with certain exceptions), identified losses, and qualifying investments in securities subsidiaries. An institution that fails to meet the minimum leverage limit requirement must file a capital restoration plan with the appropriate FDIC regional director. At June 30, 1998, the Bank's ratio of Tier 1 capital to total assets was 7.05%, or 4.05 percentage points in excess of the minimum leverage capital requirement, the Bank's Tier 1 capital to risk-weighted assets was 11.75%, or 7.75 percentage points in excess of the FDIC requirement, and the Bank's total capital to risk-weighted assets was 12.67%, or 4.67 percentage points in excess of the FDIC requirement.

     WISCONSIN REGULATION

     Wisconsin-chartered savings banks are required to maintain a minimum capital to assets ratio of 6% and must maintain total capital necessary to ensure the continuation of insurance of deposit accounts by the FDIC. If the DSI determines that the financial condition, history, management or earning prospects of a savings bank are not adequate, the DSI may require a higher minimum capital level for the savings bank. If a savings bank's capital ratio falls below the required level, the DSI may direct the savings bank to adhere to a specific written plan established by the DSI to correct the savings bank's capital deficiency, as well as a number of other restrictions on the savings bank's operations, including a prohibition on the declaration of dividends. At June 30, 1998, the Bank's total capital, as calculated under Wisconsin law, was $32.2 million, or 7.29% of total assets, which was 1.29% in excess of the required amount.

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

     On May 4, 1995, the federal banking regulators adopted uniform final rules governing the compliance with the CRA by financial institutions. Although the new rules modify the standards used to assess CRA performance, the Bank does not anticipate that its CRA rating will be negatively affected by implementation of the new rules.

FEDERAL RESERVE SYSTEM

     Regulation D, promulgated by the FRB, imposes reserve requirements on all depository institutions which maintain transaction accounts or non-personal time deposits. Checking accounts, NOW accounts and certain other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to Regulation D reserve requirements, as are any non-personal time deposits (including certain money market deposit accounts) at a savings institution. For 1997, a depository institution must maintain average daily reserves equal to 3% on the first $49.3 million of transaction accounts and an initial reserve of $1.5 million, plus 10% of that portion of total transaction accounts in excess of $49.3 million. The first $4.4 million of otherwise reservable balances (subject to adjustment by the FRB) are exempt from the reserve requirements. These percentages and threshold limits are subject to adjustment by the FRB. As of June 30, 1998, the Bank met its Regulation D reserve requirements.

     Thrift institutions also have authority to borrow from the Federal Reserve Bank "discount window," but FRB policy generally requires thrift institutions to exhaust all FHLB sources before borrowing from the Federal Reserve System. The Bank had no discount window borrowings as of June 30, 1998.

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

     The Bank, as a member of the FHLB-Chicago, is required to acquire and hold shares of capital stock in the FHLB-Chicago in an amount equal to the greater of (i) 1% of the aggregate outstanding principal amount of residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or (ii) 0.3% of total assets. The Bank is in compliance with this requirement with an investment in FHLB-Chicago stock of $5.9 million at June 30, 1998.

     Among other benefits, the FHLBs provide a central credit facility primarily for member institutions. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB-Chicago. At June 30, 1998, the Bank had $117.1 million in advances from the FHLB-Chicago.

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

ACQUISITION OF THE COMPANY

     Under the federal Change in Bank Control Act of 1978, as amended (the "CBCA"), a notice must be submitted to the FRB if any person (including a company), or group acting in concert, seeks to acquire 10% or more of the Company's shares of Common Stock outstanding, unless the FRB has found that the acquisition will not result in a change in control of the Company. Under the CBCA, the FRB has 60 days within which to act on such notices, taking into consideration certain factors, including the financial and managerial resources of the acquirer, the convenience and needs of the communities served by the Company and the Bank, and the anti-trust effects of the acquisition. Under the BHCA, any company would be required to obtain prior approval from the FRB before it may obtain "control" of the Company within the meaning of the BHCA. Control is generally defined to mean ownership or power to vote 25 percent or more of any class of voting securities of the Company or the ability to control in any manner the election of a majority of the Company's directors. In addition, the BHCA prohibits the acquisition of the Company by a bank holding company located outside the State of Wisconsin, unless such acquisition is specifically authorized by Wisconsin law. See "Holding Company Regulation."

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

     The amount of the assessment to the Bank was $877,000. The special assessment was recorded on September 30, 1996 and had the effect of reducing the Bank's earnings and capital by the after-tax amount of the assessment as of the date of enactment, which was $533,000 or $0.19 per share. As described below, with the recapitalization of the SAIF, BIF and SAIF regular premiums will be comparable and, therefore, FDIC premium expense is expected to be reduced in future periods.

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

     In December 1997, the Bank purchased a former Security Bank, S.S.B. facility in Glendale, Wisconsin for $2.5 million. The Bank intends to open a full-service banking facility at the Glendale location during the quarter ending December 31, 1999.* The Bank currently leases a portion of the Glendale facility to various tenants and operates certain administrative functions out of the remaining portion of such facility. A list of the Bank's full-service offices is as follows:

                                                              NET BOOK VALUE
                                                             OF PROPERTIES AND
                                         YEAR                 IMPROVEMENTS AT
OFFICE LOCATION                         OPENED                 JUNE 30, 1998
---------------------------             ------               -----------------

West Allis/Home Office                  1919                          $262,000
7401 West Greenfield Avenue
West Allis, WI  53214

New Berlin Office                       1989                           980,000
15600 West Cleveland Avenue
New Berlin, WI  53151

Greenfield Office                       1988                         1,026,000
5101 South 27th Street
Greenfield, WI  53221

Glendale Office                         1998                         2,526,000
5555 N. Port Washington Road
Glendale, WI  53217
                                                                    ----------
Net Book Value:                                                     $4,794,000
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

     In July 1993, the Circuit Court for Milwaukee County denied the Bank's request for specific performance of the purchase contract and found the purchase contract unenforceable based upon the Bank's right in its sole discretion to void the purchase contract. The Bank appealed the decision but the Wisconsin Court of Appeals affirmed the Circuit Court.

     The Bank continues to have some interest in the property as a prospective branch office location. As of June 30, 1998, the Bank has advanced $117,000 in real estate taxes to avoid a foreclosure suit resulting from a default in payment of property taxes and has taken a real estate mortgage on the property to secure repayment of such amounts.

     In March 1993, the Bank recognized losses of $250,000 to provide an allowance for capitalized real estate taxes, legal fees and other expenses related to the attempted acquisition of the property. The Bank does not intend to acquire the property without the clean-up having been completed nor does it intend to participate in the costs of the clean-up. The Bank believes its current position does not expose it to liability in connection with clean-up expenses or other expenses related to the property, including without limitation liabilities arising under the Comprehensive Environmental Response, Compensation and Liability Act.*

ITEM 3.  LEGAL PROCEEDINGS

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 1998.

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

     JAMES D. SMESSAERT, age 60, is President, Chief Executive Officer and Chairman of the Board of the Company, has been President, Chief Executive Officer and a director of the Bank since 1983, and became Chairman of the Board effective July 1, 1993. Prior to joining the Bank, Mr. Smessaert was Executive Vice President of Advantage Bank, formerly Kenosha Savings and Loan Association. Mr. Smessaert is past President of the Milwaukee Council of the Wisconsin League of Financial Institutions. He currently serves as Secretary and as a member of the Legislative and Executive Committees of the Wisconsin League of Financial Institutions. Mr. Smessaert also is immediate past Chairman of the West Allis Chamber of Commerce and past Chairman of the West Allis Business Expo.

     PETER A. GILBERT, age 50, is Corporate Secretary and Executive Vice President, Chief Operating Officer and a director of the Bank effective August 1, 1995, and a director of the Company effective August 22, 1995. Prior to joining the Bank, Mr. Gilbert was President and CEO of Valley Real Estate Services Corp., a mortgage banking subsidiary of Valley Bancorporation located in Sheboygan, Wisconsin, from 1992 to 1994, and Managing Director of Gilbert and Associates, a financial services consulting firm located in Encinitas, California, from 1988 to 1992.

     ARTHUR E. THOMPSON, age 38, is Chief Financial Officer and Treasurer of the Company and has been Senior Vice President of the Bank since March 1993. Mr. Thompson joined the Bank in 1985 as the Controller and served as Vice President and Treasurer from 1987 to March 1993. Mr. Thompson also is a director of the Bank's subsidiary, Hallmark Investment Corp. Prior to joining the Bank, Mr. Thompson was an accountant at Hopkins Savings & Loan Association from 1984 to 1985 and Assistant Controller at West Bend Savings & Loan Association from 1983 to 1984. Mr. Thompson is a Certified Public Accountant.

     NANCY S. HOELTER, age 52, is Vice President of the Company and has been Senior Vice President of the Bank since March 1993. Ms. Hoelter joined the Bank in 1986, served as an Administrative Assistant from 1987 to 1989, as Human Resources Coordinator from 1989 to 1992 and as Vice President from 1992 to March 1993. Ms. Hoelter also is a director, Secretary and Treasurer of the West Allis Savings Bank Foundation.

     ELIZABETH S. BORST, age 36, is Senior Vice President of the Company and has been Senior Vice President of Sales and Marketing of the Bank since November 1995. Ms. Borst served as Vice President-Marketing from 1993 to 1995. Ms. Borst also is a director of the Bank's subsidiary, Hallmark Planning Services, Inc.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     SHAREHOLDERS/SHARES OUTSTANDING

     The Company's common stock is currently being traded on the National Association of Securities Dealers Automated Quotation (NASDAQ) National Market System over-the-counter exchange under the symbol of HALL. Information required by this item is incorporated by reference to the table "Market Information" as part of the "Quarterly Financial Information (Unaudited)" shown in Note 16 to Notes to Consolidated Financial Statements and the "Earnings Per Share" Note 1 to Notes to Consolidated Financial Statements included under Item 8 of this Annual Report on Form 10-K.

     As of August 31, 1998, there were 343 holders of record and an estimated 1,100 beneficial holders owning a total of 2,938,608 voting shares. On October 30, 1997, the Company declared a two-for-one stock split in the form of a 100% stock dividend. Shareholders of the Company received one additional share of the Company's common stock for each share of common stock owned as of the record date, November 10, 1997. As a result of the stock split, the number of shares of the Company's common stock outstanding increased to 2,933,608 from 1,442,950 on November 24, 1997.

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


                                                                        AT JUNE 30,
                                                      ------------------------------------------------
                                                        1998      1997      1996      1995      1994
                                                      --------  --------  --------  --------  --------
                                                                          (IN THOUSANDS)

SELECTED FINANCIAL CONDITION DATA:
Total assets .......................................  $438,374  $409,820  $377,157  $259,477  $179,642
Loans receivable, net ..............................   280,889   273,556   224,807   142,321   105,068
Cash and cash equivalents ..........................     8,184     8,755     4,825     6,820     8,429
Securities held for sale/available-for-sale ........    66,445    29,518    37,284    33,108    22,224
Investment securities and certificates of deposit ..       388       780       978       590     1,783
Mortgage-backed and related securities .............    65,282    85,430    97,332    66,781    35,511
Deposits ...........................................   271,619   281,512   229,675   152,167   115,036
FHLB advances and other borrowings .................   117,059    92,073   113,954    76,779    35,998
Shareholders' equity ...............................    33,453    29,672    27,011    25,260    24,294





                                                                       FISCAL YEAR ENDED JUNE 30,
                                                         -------------------------------------------------------
                                                          1998       1997        1996        1995        1994
                                                         -------  ----------  ----------  ----------  ----------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

SELECTED OPERATIONS DATA:
Total interest income .................................  $32,227     $29,823     $22,894     $14,560     $11,258
Total interest expense ................................   21,586      20,210      15,348       8,743       6,333
                                                         -------  ----------  ----------  ----------  ----------
 Net interest income ..................................   10,641       9,613       7,546       5,817       4,925
Provision for loan losses .............................      800         650         367         248         229
                                                         -------  ----------  ----------  ----------  ----------
 Net interest income after provision for loan losses ..    9,841       8,963       7,179       5,569       4,696
Non-interest income:
 Loan servicing and loan-related fees .................      349         251         233         238         202
 Depository fees and service charges ..................      429         478         494         464         491
 Gain on sale of loans ................................      297          95          75          23         193
 Gain (loss) on sale of securities and
  mortgage-backed and related securities, net .........       (8)          7          72        (102)       (103)
 Other non-interest income ............................      141         197         388         375         186
                                                         -------  ----------  ----------  ----------  ----------
Total non-interest income .............................    1,208       1,028       1,262         998         969
Total non-interest expense ............................    6,847       7,046       5,554       4,785       4,635
                                                         -------  ----------  ----------  ----------  ----------
Income before income tax expense ......................    4,202       2,945       2,887       1,782       1,030
Income tax expense ....................................    1,403       1,026       1,009         708         437
                                                         -------  ----------  ----------  ----------  ----------
  Net income ..........................................  $ 2,799     $ 1,919     $ 1,878     $ 1,074     $   593
                                                         =======  ==========  ==========  ==========  ==========
  Earnings per share (basic) ..........................  $  1.01     $  0.71     $  0.70     $  0.38     $  0.11
                                                         =======  ==========  ==========  ==========  ==========
  Earnings per share (diluted) ........................  $  0.97     $  0.68     $  0.68     $  0.37     $  0.11
                                                         =======  ==========  ==========  ==========  ==========

                                                              AT OR FOR THE FISCAL YEAR ENDED JUNE 30,
                                                          ------------------------------------------------
                                                            1998      1997      1996      1995      1994
                                                          --------  --------  --------  --------  --------
                                                                    (DOLLARS IN THOUSANDS)
SELECTED FINANCIAL RATIOS AND OTHER DATA:
PERFORMANCE RATIOS
Return on average assets ...............................      0.67%     0.48%     0.60%     0.51%     0.35%
Return on average equity ...............................      8.89      6.83      7.17      4.39      2.91
Interest rate spread during period(1) ..................      2.22      2.06      1.97      2.34      2.57
Net interest margin(1) .................................      2.63      2.48      2.45      2.89      3.06
Non-interest expense to average assets .................      1.64      1.77      1.76      2.29      2.74
Non-interest income to average assets ..................      0.29      0.26      0.40      0.48      0.57
Average interest-earning assets to
 average interest-bearing liabilities ..................     1.08x     1.08x     1.10x     1.13x     1.12x

ASSET QUALITY RATIOS
Non-performing loans to gross loans(2) .................      0.49%     0.22%     0.04%     0.09%     0.20%
Non-performing assets to total assets(2) ...............      0.32      0.16      0.03      0.06      0.14
Allowance for loan losses to non-performing loans ......    166.36    282.37  1,153.27    666.43    354.38
Ratio of allowance for loan losses to gross loans ......      0.81      0.62      0.50      0.62      0.70
Net charge-offs to average gross loans .................      0.08      0.04      0.05      0.05      0.12

CAPITAL RATIOS(3)
Average shareholders' equity to average assets .........      7.54      7.07      8.30     11.70     12.03
Shareholders' equity to total assets at end of period ..      7.63      7.24      7.16      9.73     13.52

OTHER DATA
Number of deposit accounts .............................    16,054    18,064    18,070    19,285    18,487
Number of real estate loans outstanding ................     3,620     3,824     3,654     2,922     2,334
Number of real estate loans serviced ...................     4,063     4,360     4,111     3,419     2,893
Number of consumer loans outstanding ...................     3,229     3,310     3,705     5,322     5,671
Number of commercial loans outstanding .................        90        32        --        --        --
Loan originations/purchases ............................  $162,637  $118,108  $140,313   $70,175   $72,900
Full-service facilities ................................         3         3         3         3         3

---------------

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     In order to maximize shareholder value, the Company continues to pursue a strategy of effectively utilizing the capital acquired in the Bank's Conversion and the Company's initial public offering consummated in December 1993. The Company believes that its effective utilization of capital is best achieved through the growth of the Company's business. Pursuant to the Company's post-Conversion strategic plan, this growth is to be achieved through the expansion of the Company's asset base and diversification of the Company's portfolio into higher yielding assets, and is to be implemented in two stages. In stage one, implemented in fiscal 1994 through the first half of fiscal 1997, management focused on achieving a target asset size for the Company established by the Board of Directors. In stage two, which commenced in the second half of fiscal 1996 and continued in fiscal 1998, management focused, and intends to continue to focus, on portfolio diversification coupled with a moderate increase in the rate of growth of the Company's asset base. The Company intends to continue its asset portfolio diversification strategy in fiscal 1999.*

     Commencing in fiscal 1994 and continuing through the first half of fiscal 1997, the Company implemented the first stage of the strategy by leveraging its capital base to achieve asset growth. The objective of the first stage of the strategy was to reach a targeted asset size for the Company established by the Board of Directors within a three-to-five year period following the Conversion. The Company increased its asset size from $179.6 million at June 30, 1994 to $409.8 million at June 30, 1997. The Bank's principal investment focus during the four-year post-Conversion period was to originate and purchase mortgage loans (principally loans secured by one-to-four family owner-occupied homes) and purchase mortgage-backed securities. The asset growth was funded through significant increases in Federal Home Loan Bank ("FHLB") advances and other borrowings and increases in deposits, primarily brokered and non-brokered wholesale deposits. Pursuit of the foregoing strategy resulted in increases in the Company's net income, earnings per share, return on average equity ("ROAE") and return on average assets ("ROAA") in fiscal 1994, 1995 and 1996. Excluding the impact of the one-time industry-wide SAIF assessment in fiscal 1997, pursuit of the strategy also resulted in increases in the Company's net income, earnings per share, ROAE and ROAA for fiscal 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Starting in the latter half of fiscal 1996 and continuing in fiscal 1998, the Company implemented the second stage of its post-Conversion plan in order to continue to increase net income, earnings per share, ROAE and ROAA. This strategy involved shifting the focus from asset growth to asset portfolio diversification, while maintaining prudent capital and liquidity levels. This was, and continues to be achieved by altering the composition of loans and securities originated, purchased, sold and held in the total asset portfolio. In particular, the Company focused and will focus on originating and purchasing higher-yielding multi-family, commercial real estate and commercial business loans secured by properties or assets located within the Company's primary lending area (as defined herein), which will either replace or supplement the lower-yielding one-to-four family mortgage loans and principal run-off from the mortgage securities portfolio.* The Company also evaluated opportunities to purchase multi-family, commercial real estate, and commercial business loans or participation interests in such loans secured by properties or business assets located outside the Company's primary lending area. In fiscal 1998, the Company purchased an aggregate of $25.5 million, or 8.9% of gross loans at June 30, 1998, of loans and participation interests in loans originated by other lenders and secured by properties located outside of the Company's primary lending area (as defined herein). These loans and participation interests consisted primarily of commercial real estate and commercial real estate construction loans. The Company also expanded its origination of higher-yielding loans through its commercial lending division, which offers commercial/industrial real estate term loans, equipment leasing, inventory/equipment/receivables financing, lines of credit, letters of credit and SBA loan programs. The Company originated and purchased $35.6 million in various commercial business loans, either unsecured or secured by commercial business assets located as of June 30, 1998, of which $6.28 million were secured by business assets located outside of the Company's primary lending area. Asset portfolio diversification in fiscal 1998 was funded through principal repayment cash flows from existing assets, wholesale brokered and non-brokered deposits, the sale of one-to-four family mortgage loans in the secondary market, the maturity and sale of mortgage-backed and related securities, retail deposits and FHLB advances.

     In fiscal 1999, the Company intends to continue the implementation of the second phase of its business plan with a moderate rate of growth of its asset base.* The Company's business strategy is to continue its focus on increasing net interest income and generating additional non-interest income from existing and new revenue sources.* In order to increase net interest income, the Company intends to continue to utilize its asset portfolio diversification strategy of selling lower-yielding assets such as securities and one-to-four family mortgage loans in the secondary market in order to provide liquidity to fund higher-yielding loan originations and purchases, increase non-interest income and maintain adequate levels of capital.* The Company anticipates that increased sales of one-to-four family mortgage loans will decrease the proportion of the gross loan portfolio represented by such loans, will increase non-interest income as a result of increased gains on the sales of such loans, and will further lessen the Company's negative gap position as such loans are replaced by higher-yielding, adjustable rate assets, including multi-family, commercial real estate and commercial loans.* Portfolio diversification in fiscal 1999 also will include continued purchases of loans or participation interests in loans originated by other lenders both within and outside of its primary lending area as well as originators outside of the primary lending area.* Loans purchased, or participation interests purchased, which relate to properties or business assets located outside of the Company's primary lending area will consist primarily of multi-family, commercial real estate, multi-family construction, commercial real estate construction loans and commercial business loans.* In deciding whether or not to originate or purchase a loan or participation interest in a loan originated outside of the Company's primary lending area, management of the Company has applied, and continues to apply, underwriting guidelines which are at least as strict as those applicable to the origination of similar loans within its primary lending area.

     The Company intends to fund its asset portfolio diversification in fiscal 1999 through a combination of retail deposits, brokered deposits, borrowings, the sale of one-to-four family mortgage loans in the secondary market, the maturity and sale of mortgage-backed and related securities, and FHLB advances.*

     In addition, in fiscal 1999, the Company intends to continue increasing the activities of its commercial lending division as another element of the overall portfolio diversification strategy.* The focus of the Company's commercial lending operation will be small business loans and leases. Management currently anticipates that the commercial lending division will generate approximately $40 million in new commercial loans/leases during fiscal 1999.* Management believes that the commercial lending component of its operations will benefit the Company longer term, and should contribute to a long-term increase in net income and return on equity.* The commercial lending division also has enhanced the Company's core deposit base, through the establishment of new deposit relationships with the commercial lending division's customers. As of June 30, 1998, commercial deposits totaled $5.9 million or 2.16% of the Company's core deposit base.

     The Company also intends to increase non-interest income and net interest income in fiscal 1999 by exploring ways to expand its lending activities into higher credit risk financial services (also known as subprime lending).* The subprime lending market includes manufactured housing, automobile, credit card, business, and residential first and second mortgage financing. The subprime mortgage market for first and second mortgage loans, on which the Company currently intends to ?, represents loans that do not conform to Federal Home Loan Mortgage Corporation ("FHLMC") and Fannie Mae guidelines. The borrowers on such loans typically have credit deficiencies on their credit history, such as late payments on their mortgage loan, low credit scores, foreclosures or bankruptcies. Other non-conforming reasons which classify loans as subprime include higher debt-to-income ratios, no down payment, limited documentation, high cash-out refinances or no verification of the borrower's income. A secondary market of private investors and mortgage bankers provides a mechanism for the underwriting, sale and servicing of subprime loans. Due to the higher degree of credit risk inherent in this type of lending, subprime residential mortgage loan rates generally are higher yielding compared to conventional one-to-four family mortgage rates. In addition, if sold in the secondary market, a higher origination fee and yield spread premium are paid on such loans.* The Company presently is involved in the exploratory phase of assessing the subprime market. If the Company decides to proceed in the development of a subprime program, the Board of Directors and management intend to establish parameters in the areas of total portfolio size, underwriting guidelines, approval process, underlying collateral type and location. In addition, in establishing such parameters, the Board of Directors of the Company intends to evaluate the impact of such a program on the Company's allowance and provision for loan loss as well as the overall financial impact on the Company.

     In fiscal 1999, the Company also intends to explore alternative methods of reducing net interest expense, such as offering deposit products on the Company's Website, evaluating potential acquisitions of retail branch networks in market areas demonstrating a lower cost of funds demand for deposit products and by actively seeking lower cost funding in the wholesale financial markets.*

     During fiscal 1999, the Company also intends to increase its non-interest income by expanding the following three fee income producing divisions:
Residential Lending, Hallmark Planning Services and Commercial Banking.* The Company also intends to evaluate the feasibility and profitability of opening satellite lending facilities in communities outside of the Company's primary lending area to help increase originations of one-to-four family first mortgage loans, which are sold in the secondary market to generate fee income.* The Company's insurance subsidiary Hallmark Planning Services, Inc. continues to grow as the Company seeks to generate fee income from investment product and annuity sales. The Company also has begun to develop a program for mortgage contract cash processing within the commercial lending division, a service intended to generate fee income.* Pursuant to such program, the Bank would act as a partial sub-servicer performing a cash/processing function for nationally-originated commercial real estate loans.

     The increase in the level of the allowance for losses on loans during fiscal 1998 was primarily the result of increases in the commercial, home equity and commercial real estate loan portfolios. Loans secured by multi-family and commercial real estate and commercial business assets generally involve a greater degree of credit risk than one-to-four family loans and carry larger balances. The increased credit risk is the result of several factors, including concentration of principal in a limited number of loans and borrowers, the effect of general economic conditions on income-producing properties, and the increased difficulty of evaluating and monitoring these types of loans. Also, the repayment of loans secured by commercial business assets is typically dependent upon the successful operation of the business for which the loan was made. Management anticipates that as the Company's volume of multi-family and commercial/nonresidential real estate and commercial business lending activity continues to increase, the Company will need to build a higher level of allowance for loan losses established through a provision for loan losses, which will have a negative effect on the Company's net income in the short-term.* However, the Company believes that building the higher yielding multi-family and commercial/nonresidential real estate components of its gross loan portfolio will benefit the Company longer term, and should contribute to a long-term improvement in the Company's net income and return on equity.*

     Under regulations established for state savings banks by the Wisconsin Department of Financial Institutions, Division of Savings Institutions ("DSI"), as implemented by the Administrator of the DSI, the Bank is limited in the amount of commercial real estate and commercial business loans it can hold in its loan portfolio. This limit is currently 20% of the Bank's total assets and may be increased with the approval of the DSI. At June 30, 1998, the Bank had $63.1 million of such loans in its portfolio with a current limit based on the Bank's asset base of $88.0 million. Management anticipates that as the Bank's commercial real estate and commercial business loan origination and purchase activity increases in fiscal 1999, the Bank will be required to apply to the DSI to increase the limit to an amount in excess of 20% of the Bank's asset base.* While management believes it will be able to obtain such DSI approval, there can be no assurances that if requested, the DSI will approve an increase in such lending limit for the Bank, or at what lending limit level such approval will be granted.

COMPARISON OF OPERATING RESULTS FOR THE FISCAL YEARS ENDED JUNE 30, 1998 AND
1997

     GENERAL

     Net income for the fiscal year ended June 30, 1998 increased 45.9% to $2.8 million from $1.9 million for fiscal 1997. The increase in net income was primarily attributable to an increase in net interest income. Net interest income before the provision for losses on loans increased to $10.6 million for the fiscal year ended June 30, 1998 from $9.6 million for fiscal 1997, primarily as a result of higher average interest-earning assets during fiscal 1998 as compared to fiscal 1997. Non-interest income increased by $180,000 to $1.2 million for the fiscal year ended June 30, 1998 from $1.0 million for fiscal 1997. The increase in non-interest income was primarily due to an increase in gain on the sale of loans of $202,000 to $297,000 for the fiscal year ended June 30, 1998 from $95,000 for fiscal 1997, and an increase in service charges on loans of $123,000 to $288,000 for the fiscal year ended June 30, 1998 from $165,000 for fiscal 1997. Also, other non-interest income increased $5,000 to $92,000 for the fiscal year ended June 30, 1998 from $87,000 for fiscal 1997. The increases were offset by a decrease in service charges on deposit accounts of $49,000 to $429,000 for the fiscal year ended June 30, 1998 from $478,000 for fiscal 1997, a decrease in insurance commissions of $61,000 to $49,000 for the fiscal year ended June 30, 1998 from $110,000 for fiscal 1997, and a decrease in loan servicing fees of $25,000 to $61,000 for the fiscal year ended June 30, 1998 from $86,000 for fiscal 1997. Also, gains on the sale of securities and mortgage-backed and related securities decreased $15,000 to a loss of $8,000 for the fiscal year ended June 30, 1998 from a gain of $7,000 for fiscal 1997. Non-interest expense decreased $200,000 to $6.8 million for the fiscal year ended June 30, 1998 from $7.0 million for fiscal 1997, primarily as a result of a one-time industry-wide FDIC special assessment charge of $877,000, partially offset by a refund credit of $137,000, for the fiscal year ended June 30, 1997, and a decrease in deposit insurance premiums of $174,000 to $174,000 for the fiscal year ended June 30, 1998 from $348,000 for fiscal 1997. The decreases were offset by an increase in compensation and benefits expense of $464,000 to $4.0 million for the fiscal year ended June 30, 1998 from $3.5 million for fiscal 1997, an increase in occupancy and equipment expense of $195,000 to $1.2 million for the fiscal year ended June 30, 1998 from $1.0 million for fiscal 1997, and an increase in marketing expense of $52,000 to $380,000 for the fiscal year ended June 30, 1998 from $328,000 for fiscal 1997. Net income also was reduced by an increase in the provision for losses on loans to $800,000 for fiscal 1998 from $650,000 for fiscal 1997.

     Return on average equity increased to 8.89% for the fiscal year ended June 30, 1998 from 6.83% for fiscal 1997. Return on average assets increased to .67% for the fiscal year ended June 30, 1998 from .48% for fiscal 1997. The increases in return on average equity and average assets resulted primarily from a one-time after-tax charge in fiscal 1997 of $533,000 to recapitalize the SAIF, the FDIC insurance fund which insures deposits of savings associations, partially offset by an after-tax FDIC credit refund of $83,000. Excluding the effects of the FDIC assessment and credit, return on average equity and return on average assets for fiscal 1997 would have been 8.43% and .60%, respectively. The Company's principal investment focus during the fiscal year ended June 30, 1998 was the origination and purchase of mortgage and commercial loans both within and outside of the Company's primary lending area. In addition, in fiscal 1999, the Company intends to continue increasing the activities of its commercial lending division as another element of the overall portfolio diversification strategy.* The focus of the Company's commercial lending operation will be small business loans and leases. Management currently anticipates that the commercial lending division will generate approximately $40 million in new commercial loans/leases during fiscal 1999.* Management believes that the commercial lending component of its operations will benefit the Company longer term, and should contribute to a long-term increase in net income and return on equity.* The commercial lending division also has enhanced the Company's core deposit base, through the establishment of new deposit relationships with the commercial lending division's customers. As of June 30, 1998, commercial deposits totaled $5.9 million or 2.16% of the Company's core deposit base. The asset growth primarily was funded through increases in FHLB advances and money market deposits and sales of loans in the secondary market.

     NET INTEREST INCOME

     Net interest income increased 10.7% to $10.6 million for fiscal 1998 from $9.6 million for fiscal 1997. Interest income increased $2.4 million in fiscal 1998, while interest expense increased $1.4 million. The level of net interest income primarily reflects a 4.2% increase in average interest-earning assets during fiscal 1998, a 1.2% increase in the excess of the Company's average interest-earning assets over average interest-bearing liabilities to $29.0 million for fiscal 1998 from $28.7 million for fiscal 1997, and an increased interest rate spread to 2.22% for fiscal 1998 from 2.06% for fiscal 1997. The increased interest rate spread for fiscal 1998 is a result of the

Company's origination and purchase of multi-family, commercial real estate and commercial business loans that carry higher interest rates than one-to-four family loans and mortgage-backed and related securities.

     INTEREST INCOME

     Interest income increased 8.1% to $32.2 million for fiscal 1998 from $29.8 million for fiscal 1997. The increase in interest income was the result of an increase in average interest-earning assets of 4.2% to $404.3 million for fiscal 1998 compared to $388.1 million for fiscal 1997 and an increase of 29 basis points in the yield on interest-earning assets to 7.97% for fiscal 1998 from 7.68% for fiscal 1997. Interest income on loans increased 14.7% to $23.8 million for fiscal 1998 from $20.7 million for fiscal 1997. The increase was the result of an increase in the Company's average gross loans of 10.3% to $280.2 million for fiscal 1998 from $254.1 million for fiscal 1997 and an increase in average yield to 8.49% for fiscal 1998 from 8.16% for fiscal 1997. Gross loans increased in fiscal 1998 compared to fiscal 1997 primarily as a result of the Company retaining all of its originated adjustable rate loans and purchasing loans from outside of its primary market. The increase in yield is primarily attributable to the retention of higher rate adjustable-rate loans, and to the higher yields paid on the multi-family and commercial components of the loan portfolio. Interest income on mortgage-backed securities decreased 20.5% to $2.8 million for fiscal 1998 from $3.6 million for fiscal 1997. The decrease was primarily due to a decrease in average balances to $40.0 million for fiscal 1998 from $50.4 million for fiscal 1997, partially offset by an increase in average yield to 7.06% for fiscal 1998 from 7.05% for fiscal 1997. The decrease in mortgage-backed securities is expected to continue in fiscal 1999 as the Company will use the principal prepayments to fund the Company's continued asset portfolio diversification.* Interest income on mortgage-related securities decreased 5.5% to $2.5 million for fiscal 1998 from $2.7 million for fiscal 1997. The decrease was primarily due to a decrease in average balances to $37.2 million for fiscal 1998 from $40.5 million for fiscal 1997, partially offset by a increase in average yield to 6.84% for fiscal 1998 from 6.65% for fiscal 1997. Interest income on investment securities and securities available-for-sale increased 8.3% to $2.7 million for fiscal 1998 from $2.5 million for fiscal 1997. The increase was primarily due to a increase in average balances to $41.2 million for fiscal 1998 from $37.9 million for fiscal 1997, partially offset by a decrease in yield to 6.51% for fiscal 1998 from 6.54% for fiscal 1997. The lower average yield was primarily attributable to a larger portion of the average balances maintained in shorter-term investments that carry lower yields. The interest rate environment for fiscal 1998 was marked by decreasing interest rates, especially longer-term interest rates. The lower longer-term interest rates also resulted in increased refinancing of one-to-four family mortgage loans and mortgage-backed and related securities.

     INTEREST EXPENSE

     Interest expense increased 6.8% to $21.6 million for fiscal 1998 from $20.2 million for fiscal 1997. The increase was the result of a 4.4% increase in the average amount of interest-bearing liabilities to $375.3 million for fiscal 1998 compared to $359.4 million for fiscal 1997 and an increase in the average rate paid on interest-bearing liabilities to 5.75% for fiscal 1998 from 5.62% for fiscal 1997. The increased average balances of certificates of deposit (including brokered and non-brokered wholesale deposits), money market deposits and borrowings, offset by decreases in lower cost NOW accounts and passbook deposits, was the primary reason for the increase in the average rate paid in fiscal 1998 as compared to fiscal 1997. Interest expense on deposits increased 7.7% to $15.0 million for fiscal 1998 from $13.9 million for fiscal 1997. The increase was the result of an increase in average balances of 5.1% to $264.8 million for fiscal 1998 from $251.8 million for fiscal 1997 and an increase in the average rate paid on deposits to 5.65% for fiscal 1998 from 5.52% for fiscal 1997. The increase in deposits was primarily due to an increase of 2.2% in the average outstanding balance of certificates of deposit to $215.7 million for fiscal 1998 compared to $211.0 million in fiscal 1997 and an increase in average rate paid on certificates of deposit to 6.01% for fiscal 1998 from 5.86% for fiscal 1997. Average money market deposits increased 63.4% to $25.2 million for fiscal 1998 compared to $15.4 million in fiscal 1997 and the average rate paid on such deposits increased to 5.23% for fiscal 1998 from 5.21% for fiscal 1997. Also, NOW accounts increased 10.9% to $2.6 million for fiscal 1998 compared to $2.4 million for fiscal 1997 and the average rate paid on such accounts decreased to 1.71% for fiscal 1998 from 1.73% for fiscal 1997. These increases were partially offset by a decline of 7.9% in passbook accounts to $21.2 million for fiscal 1998 compared to $23.0 million for fiscal 1997 and a decrease in average rate paid to 2.95% for fiscal 1998 from 3.00% for fiscal 1997. Money market deposits increased due to aggressive marketing and an attractive interest rate paid within the Bank's local market area. The
Company's increase in certificates of deposit was the result of aggressive marketing and pricing and the use of brokered certificates of deposit. Of the $215.7 million in the average balance of certificates of deposit for fiscal 1998, $81.4 million, or 37.8%, represented brokered certificates of deposit compared to $87.1 million, or 41.3%, for fiscal 1997. The average rate paid on brokered certificates of deposit increased to 6.13% for fiscal 1998 from 6.11% for fiscal 1997. Interest on borrowings (FHLB advances and reverse repurchase agreements) increased 5.2% to $6.5 million for fiscal 1998 from $6.2 million for fiscal 1997. The increase in borrowings was primarily due to growth in the average balance of FHLB advances of 3.2% to $107.4 million for fiscal 1998 compared to $104.1 million for fiscal 1997. The increase in interest on borrowings also was due to an increase in the average rate paid to 6.10% for fiscal 1998 from 5.98% for fiscal 1997, as the Company increased it's use of longer-term fixed-rate advances. FHLB advances will continue to be utilized as the Company continues the implementation of the second phase of its strategic plan by slowing the rate of growth of its asset base and continuing to focus on asset portfolio diversification in fiscal 1999.*

     PROVISION FOR LOSSES ON LOANS

     The provision for losses on loans increased by 23.1% to $800,000 for fiscal 1998 from $650,000 for fiscal 1997. The level of allowance for losses on loans generally is determined by the Bank's historical loan loss experience, the condition and composition of the Bank's loan portfolio and existing and anticipated general economic conditions. Based on management's evaluation of the loan portfolio and the increase in gross loans during fiscal 1998, the allowance for losses on loans increased 32.2% to $2.3 million at June 30 1998 compared to $1.8 million at June 30, 1997. The increase in the level of allowance for losses on loans was primarily the result of the increases in commercial, home equity and commercial real estate loan portfolios which carry a greater degree of credit risk. The ratio of allowance for loan losses to gross loans increased to 0.81% at June 30, 1998 from 0.62% at June 30, 1997. The amount of non-performing loans at June 30, 1998 was $1.4 million or 0.50% of gross loans compared to $624,000 or 0.22% of gross loans at June 30, 1997.

     NON-INTEREST INCOME

     Non-interest income increased 17.5% to $1.2 million for fiscal 1998 from $1.0 million for fiscal 1997. The largest components of the increase was an increase in gain on the sale of loans to $297,000 for fiscal 1998 compared to $95,000 for fiscal 1997, an increase in service charges on loans to $288,000 for fiscal 1998 compared to $165,000 for fiscal 1997, and an increase in other non-interest income to $92,000 for fiscal 1998 compared to $87,000 for fiscal 1997. Partially offsetting the increases in non-interest income were decreases in insurance commissions to $49,000 for fiscal 1998 compared to $110,000 for fiscal 1997, a decrease in service charges on deposit accounts to $429,000 for fiscal 1998 compared to $478,000 for fiscal 1997, a decrease in loan servicing fees to $61,000 for fiscal 1998 compared to $86,000 for fiscal 1997 and a decrease in gains on the sale of securities and mortgage-backed and related securities to a loss of $8,000 for fiscal 1998 from a gain of $7,000 for fiscal 1997. The increase in gain on sale of loans reflects the increased volume of loans sold in fiscal year 1998 due to a higher level of refinanced loans. Service charges on loans increased due to the increased loan volume and higher charges associated with commercial type loans. The decrease in insurance commissions reflects the sale of the property and casualty policies of the Company's insurance subsidiary during fiscal 1996. The decrease in gains on the sale of securities and mortgage-backed and related securities reflects management's decision to sell more higher-yielding available-for-sale securities in the 1997 period. The decrease in loan servicing fees reflects decreases in the average balance of the Company's sold loan serviced portfolio.

     NON-INTEREST EXPENSE

     Non-interest expense decreased 2.8% to $6.8 million for fiscal 1998 from $7.0 million for fiscal 1997. The decrease was primarily due to an industry-wide special assessment charge in fiscal 1997 of $877,000 for an amount to recapitalize the SAIF, partially offset by a refund credit of $137,000 and a decrease in FDIC deposit insurance premiums of $174,000 to $174,000 for fiscal 1998 from $348,000 for fiscal 1997. Compensation and benefits expense increased $464,000 to $4.0 million for fiscal 1998 from $3.5 million for fiscal 1997, which primarily relates to higher salary, loan commissions and incentive compensation and an increase in full-time equivalent employees. Occupancy and equipment expense increased $195,000 to $1.2 million for fiscal 1998 from $1.0 million for fiscal 1997, due to additional building and bank equipment purchases. Marketing expense increased $52,000 to $380,000 for fiscal 1998 from $328,000 for fiscal 1997. Other non-interest expense increased $4,000 to $1.177 million for fiscal 1998 from $1.173 million for fiscal 1997, due to increases in loan, printing, office supplies, organization dues, legal and other miscellaneous expenses.

     INCOME TAX EXPENSE

     Income tax expense increased to $1.4 million for fiscal 1998 from $1.0 million for fiscal 1997. The increase was primarily a result of higher income before income taxes. However, the effective tax rate decreased from 34.8% for fiscal 1997 to 33.4% for fiscal 1998 resulting from lower state income taxes due to an increase in the amount of interest income not subject to state income taxes.


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

     AVERAGE BALANCE SHEET

     The following table sets forth certain information relating to the Company's consolidated average statements of financial condition and the consolidated statements of income at and for the fiscal years ended June 30, 1998, 1997 and 1996, and reflects the average yields on interest-earning assets and average rates on interest-bearing liabilities for the periods indicated. Such yields and rates are derived by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown. Average balances are derived principally from average monthly balances and include non-accruing loans. The average yields and rates include loan fees which are considered adjustments to loan yield. The amount of interest income resulting from the recognition of loan fees was $169,000, $4,000 and $(4,000) for the fiscal years ended June 30, 1998, 1997 and 1996, respectively. The increase in the amount of loan fees recognized in interest income for 1998 as compared to 1997 primarily resulted from the originations of loans with higher fees and the increased refinancing of the loan portfolio. Interest income on non-accrual loans is reflected in the period it is collected and not in the period it is earned. Such amounts are not material to net interest income or net change in net interest income in any period. Non-accruing loans are included in the average balances and do not have a material effect on the average yield.

                                                                                       CONSOLIDATED AVERAGE BALANCE SHEETS
                                                                                           FISCAL YEAR ENDED JUNE 30,
                                                                            --------------------------------------------------------
                                                                                         1998                        1997
                                                                            ------------------------------  ------------------------
                                                                            AVERAGE   INTEREST  AVERAGE   AVERAGE  INTEREST  AVERAGE
                                                                          OUTSTANDING  EARNED/  YIELD/  OUTSTANDING  EARNED/  YIELD/
                                                                            BALANCE     PAID     RATE     BALANCE    PAID     RATE
                                                                            -------     ----     ----     -------    ----     -----
                                                                                            (DOLLARS IN THOUSANDS)
ASSETS:
 Interest-earning assets:
  Mortgage loans .........................................................  $267,549   $22,390     8.37% $246,744  $19,849     8.04%
  Consumer loans .........................................................     5,280       704    13.33     6,015      776    12.90
  Commercial loans .......................................................     7,375       700     9.49     1,387      124     8.94
                                                                            --------  --------           --------  -------
   Total loans ...........................................................   280,204    23,794     8.49   254,146   20,749     8.16
  Mortgage-backed securities .............................................    40,007     2,825     7.06    50,367    3,552     7.05
  Mortgage derivative securities .........................................    37,205     2,543     6.84    40,494    2,691     6.65
                                                                            --------  --------           --------  -------
   Total loans and related securities ....................................    77,212     5,368     6.95    90,861    6,243     6.87
  Investment and other securities ........................................    10,678       711     6.66     4,980      294     5.90
  Securities available for sale ..........................................    30,524     1,972     6.46    32,887    2,184     6.64
  Federal Home Loan Bank stock ...........................................     5,661       382     6.75     5,217      354     6.79
                                                                            --------  --------           --------  -------
   Total interest-earning assets(1) ......................................   404,279    32,227     7.97   388,091   29,824     7.68
                                                                                      --------  -------            -------  -------
 Non-interest earning assets .............................................    13,315                        9,456
                                                                            --------                     --------
   Total assets ..........................................................  $417,594                     $397,547
                                                                            ========                     ========

LIABILITIES AND RETAINED EARNINGS:
 Deposits:
  NOW accounts ...........................................................  $  2,628        45     1.71  $  2,370       41     1.73
  Money market deposit accounts ..........................................    25,230     1,319     5.23    15,444      804     5.21
  Passbook ...............................................................    21,194       625     2.95    23,001      691     3.00
  Certificates of deposit ................................................   215,701    12,967     6.01   211,010   12,357     5.86
                                                                            --------  --------           --------  -------
   Total deposits ........................................................   264,753    14,956     5.65   251,825   13,893     5.52
 Advance payments by borrowers for taxes and insurance ...................     3,139        84     2.68     3,486       94     2.66
 Borrowings ..............................................................   107,378     6,546     6.10   104,101    6,224     5.98
                                                                            --------  --------           --------  -------
   Total interest-bearing liabilities ....................................   375,270    21,586     5.75   359,412   20,211     5.62
                                                                                      --------  -------            -------  -------
 Other liabilities (Incl. non-interest bearing demand deposits) ..........    10,848                       10,031
 Retained earnings .......................................................    31,476                       28,104
                                                                            --------                     --------
   Total liabilities and retained earnings ...............................  $417,594                     $397,547
                                                                            ========                     ========
Net interest income/interest rate spread(2) ..............................             $10,641     2.22%            $9,613     2.06%
                                                                                      ========  =======            =======  =======
Net earning assets/net interest margin(3) ................................  $ 29,009               2.63%  $28,679              2.48%
                                                                            ========            =======  ========           =======
Average interest-earning assets to average interest-bearing liabilities ..                1.08x                       1.08x
                                                                                      ========                     =======



                                                                             CONSOLIDATED AVERAGE BALANCE SHEETS
                                                                                 FISCAL YEAR ENDED JUNE 30,
                                                                            ------------------------------------
                                                                                            1996
                                                                            ------------------------------------
                                                                               AVERAGE    INTEREST    AVERAGE
                                                                             OUTSTANDING  EARNED/     YIELD/
                                                                               BALANCE      PAID       RATE
                                                                             -----------  --------    -------
                                                                                  (DOLLARS IN THOUSANDS)
ASSETS:
 Interest-earning assets:
  Mortgage loans .........................................................      $164,565   $12,617     7.67%
  Consumer loans .........................................................         8,339       968    11.61
  Commercial loans .......................................................            --        --       --
                                                                             -----------  --------
   Total loans ...........................................................       172,904    13,585     7.86
  Mortgage-backed securities .............................................        55,218     3,810     6.90
  Mortgage derivative securities .........................................        37,320     2,636     7.06
                                                                             -----------  --------
   Total loans and related securities ....................................        92,538     6,446     6.97
  Investment and other securities ........................................         4,378       268     6.12
  Securities available for sale ..........................................        33,523     2,322     6.93
  Federal Home Loan Bank stock ...........................................         4,036       273     6.76
                                                                             -----------  --------
   Total interest-earning assets(1) ......................................       307,379    22,894     7.45
                                                                                          --------  -------
 Non-interest earning assets .............................................         7,966
                                                                             -----------
   Total assets ..........................................................      $315,345
                                                                             ===========

LIABILITIES AND RETAINED EARNINGS:
 Deposits:
  NOW accounts ...........................................................      $  2,562        42     1.64
  Money market deposit accounts ..........................................         6,207       297     4.78
  Passbook ...............................................................        24,446       734     3.00
  Certificates of deposit ................................................       156,161     9,072     5.81
                                                                             -----------  --------
   Total deposits ........................................................       189,376    10,145     5.36
 Advance payments by borrowers for taxes and insurance ...................         3,089        85     2.71
 Borrowings ..............................................................        87,529     5,118     5.85
                                                                             -----------  --------
   Total interest-bearing liabilities ....................................       279,994    15,348     5.48
                                                                                          --------  -------
 Other liabilities (Incl. non-interest bearing demand deposits) ..........         9,163
 Retained earnings .......................................................        26,188
                                                                             -----------
   Total liabilities and retained earnings ...............................      $315,345
                                                                             ===========
Net interest income/interest rate spread(2) ..............................                $  7,546     1.97%
                                                                                          ========  =======
Net earning assets/net interest margin(3) ................................      $ 27,385               2.45%
                                                                             ===========            =======
Average interest-earning assets to average interest-bearing liabilities ..                    1.10x
                                                                                          ========

------------------

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


                                         FISCAL YEAR ENDED JUNE 30, 1998         FISCAL YEAR ENDED JUNE 30, 1997
                                                   COMPARED TO                             COMPARED TO
                                         FISCAL YEAR ENDED JUNE 30, 1997         FISCAL YEAR ENDED JUNE 30, 1996
                                      --------------------------------------  --------------------------------------

                                                    INCREASE (DECREASE)                     INCREASE (DECREASE)
                                                         DUE TO                                  DUE TO
                                      --------------------------------------  --------------------------------------
                                                                    (IN THOUSANDS)
                                                            RATE/                                    RATE/
                                        RATE    VOLUME      VOLUME     NET     RATE      VOLUME      VOLUME    NET
                                      --------  --------  ---------  ------  --------   --------    ------- --------
Interest-earning assets:
  Mortgage loans ...................      $800    $1,674      $ 67    $2,541      $621    $6,301      $301    $7,232
  Consumer loans ...................        26       (95)       (3)      (72)      108      (270)      (30)     (192)
  Commercial loans .................         8       535        33       576        --       124        --       124
  Mortgage-backed securities .......         5      (731)       (1)     (727)       84      (335)       (7)     (258)
  Mortgage-derivative securities ...        77      (219)       (6)     (148)     (156)      224       (13)       55
  Investment and other securities ..        38       336        43       417       (10)       37        (1)       26
  Securities available for sale ....       (59)     (157)        4      (212)      (96)      (44)         2     (138)
  Federal Home Loan Bank stock .....        (2)       30        --        28         1        80        --        81
                                      --------  --------  --------  --------  --------  --------  --------  --------
    Total ..........................       893     1,373       137     2,403       552     5,993       385     6,930
                                      --------  --------  --------  --------  --------  --------  --------  --------

Interest-bearing liabilities:
  NOW accounts .....................        --         4        --         4         2        (3)       --        (1)
  Money market demand accounts .....         3       509         2       514        26       442        39       507
  Passbook accounts ................      (13)      (54)         1      (66)        --       (43)       --       (43)
  Certificates of deposit ..........       328       275         7       610        73     3,186        26     3,285
  Advance payments by borrowers
  for taxes and insurance ..........        (1)       (9)       --       (10)       (2)       11        --         9
  Borrowings .......................       122       196         4       322       115       969        22     1,106
                                      --------  --------  --------  --------  --------  --------  --------  --------
    Total ..........................       439       921        14     1,374       214     4,562        87     4,863
                                      --------  --------  --------  --------  --------  --------  --------  --------
Net change in net interest income ..      $454    $  452      $123    $1,029      $338    $1,431      $298    $2,067
                                      ========  ========  ========  ========  ========  ========  ========  ========

FINANCIAL CONDITION

     Total assets increased $28.6 million or 7.0%, from $409.8 million at June 30, 1997 to $438.4 million at June 30, 1998. This increase is primarily reflected in increases in loans receivable and mortgage-backed and related securities available-for-sale, consistent with the Company's strategy of moderate asset growth and asset portfolio diversification. The increase was funded primarily by an increase in FHLB-Chicago advances and money market deposits.

     Starting in the later half of fiscal 1996 and continuing in fiscal 1998, the Company implemented the second stage of its post-Conversion strategy by shifting its focus from asset growth to asset portfolio diversification. While the Company intends to continue to originate and purchase one-to-four family mortgage loans, the Company's long-term objective is to increase net income by increasing the proportion of higher yielding assets in its loan portfolio. The Company began to implement this strategy in the second half of fiscal 1996 by increasing the multi-family real estate, multi-family construction and commercial/nonresidential real estate components of its loan portfolio. In the second half of fiscal 1997, a commercial lending division began operations to continue the asset portfolio diversification. The moderate asset growth and portfolio diversification in fiscal 1998 was funded primarily through increases in FHLB-Chicago advances, money market deposits and sales of loans in the secondary market. The Company intends to fund its asset portfolio diversification in fiscal 1999 through increases in retail deposits, brokered and non-brokered wholesale deposits, principal repayment cash flows from existing assets, modest increases in FHLB advances (subject to Board-imposed and regulatory limitations discussed herein), the liquidation of a portion of its available-for-sale portfolio, the maturity and sale of mortgage-backed and related securities, and loan sales in the secondary market.*

     Cash and cash equivalents decreased 6.5% to $8.2 million at June 30, 1998 compared to $8.8 million at June 30, 1998. The decrease is largely attributable to the increase in loans receivable and mortgage-backed and related securities available-for sale.

     Investment securities decreased to $388,000 at June 30, 1998 compared to $780,000 at June 30, 1997. The change was primarily the result of management's decision to decrease its portfolio of investment securities, which consist primarily of certificates of deposits in other financial institutions, due to the competitive yields on loans in fiscal 1998 and loan portfolio diversification.

     Securities available-for-sale increased to $66.4 million at June 30, 1998 compared to $29.5 million at June 30, 1997. The increase is the result of management's decision to increase its investment in mortgage-backed and related securities available-for-sale due to favorable competitive yields on such securities and the increased level of repayments received on the loan portfolio. At June 30, 1998, the securities available-for-sale portfolio contained $5.0 million of fixed-rate U.S. government agency securities, $6.2 million of agency and private-issue fixed-rate mortgage-backed securities with a minimum investment rating of AA, $35.1 million of private-issue adjustable-rate mortgage-backed securities with a minimum investment rating of AA, $14.7 million of fixed-rate intermediate-term tranche CMOs with a minimum investment rating of AAA, $1.5 million of floating-rate tranche CMOs with a minimum investment rating of AA, $2.5 million in trust preferred securities, $1.0 million of adjustable-rate mortgage mutual funds and $410,000 of municipal bonds.

     Mortgage-backed and related securities held-for-investment decreased to $65.3 million at June 30, 1998 compared to $85.4 million at June 30, 1997. The decrease is attributable to management's decision to decrease its investment in mortgage-backed and related securities to provide funding for the loan portfolio growth and diversification and increased investment in mortgage-backed and related securities available-for-sale. Of the $65.3 million in mortgage-backed and related securities at June 30, 1998, $57.2 million were adjustable rate and $8.1 million were fixed rate, compared to a total of $85.4 million at June 30, 1997, of which $72.0 million were adjustable rate and $13.4 million were fixed rate. The decrease in mortgage-backed and related securities was primarily attributable to the principal repayments of adjustable-rate mortgage-backed securities and CMOs in fiscal 1998. At June 30, 1998, $19.2 million of the mortgage-backed and related securities portfolio consisted of private-issue mortgage-backed and related securities, each issue of which carried a minimum investment rating of AA at the time of purchase and at June 30, 1998.

     Loans receivable increased to $280.9 million at June 30, 1998 compared to $273.6 million at June 30, 1997. The increase at June 30, 1998 compared to the prior fiscal year end is primarily the result of management's decision to retain more ARM loans originated and purchased for the Company's portfolio, as such loans carried higher yields than comparable mortgage-backed and related securities in fiscal 1998. Total mortgage loans originated and purchased amounted to $120.8 million and $104.0 million for the fiscal years ended June 30, 1998 and 1997, respectively, while sales of fixed-rate mortgage loans totaled $20.2 million and $10.6 million for the fiscal years ended June 30, 1998 and 1997, respectively. The increase in fixed-rate mortgage loan sales is primarily attributable to the Company's decision to create liquidity to fund commercial loan originations. During fiscal 1998, the Company originated and purchased loans totaling $135.7 million and $27.7 million, respectively. Of the $27.7 million in purchased loans, the Company purchased $25.6 million outside of its primary lending area, whereby management of the Company has applied underwriting guidelines which are at least as strict as those applicable to the origination of similar loans within its primary lending area.

     Deposits decreased $9.9 million to $271.6 million at June 30, 1998 from $281.5 million at June 30, 1997. The decrease in deposits was primarily due to the Company's decreased use of brokers to attract certificates of deposit with the Company. Brokered deposits totaled $81.4 million at June 30, 1998, representing 30.0% of total deposits, as compared to $92.2 million, or 32.8% of total deposits, at June 30, 1997. The average maturity of brokered deposits was eight months at June 30, 1998, compared to eleven months at June 30, 1997. Non-brokered wholesale deposits totaled $42.9 million at June 30, 1998, representing 15.8% of total deposits as compared to $48.8 million, or 17.3% of total deposits, at June 30, 1997. Deposits are the Company's primary source of externally generated funds. The level of deposits is heavily influenced by such factors as the general level of short and long-term interest rates as well as alternative yields that investors may obtain on competing investment securities such as money market mutual funds.

     FHLB-Chicago advances and other borrowings increased to $117.1 million at June 30, 1998 compared to $92.1 million at June 30, 1997. At June 30, 1998, FHLB advances were 28.9% of total liabilities compared to 24.2% of total liabilities at June 30, 1997. There were no borrowings under reverse repurchase agreements at June 30, 1998 and 1997. The Company has increasingly used FHLB-Chicago advances and securities sold under agreements to repurchase as a funding source due to attractive rates offered on advances in relation to deposit funds obtainable in the Company's local market. The Company uses borrowings from the FHLB-Chicago and securities sold under agreements to repurchase to manage the total asset/liability portfolio of the Company. For a further discussion of FHLB borrowings and securities sold under agreements to repurchase, see Note 8 to Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of funds are retail and wholesale brokered deposits, proceeds from principal and interest payments on loans, principal and interest payments on mortgage-backed and related securities and FHLB-Chicago advances. Alternative funding sources are evaluated and utilized based upon factors such as interest rates, availability, maturity, administrative costs and retention capability. Although maturity and scheduled amortization of loans are predictable sources of funds, deposit flows, mortgage prepayments and prepayments on mortgage-backed and related securities are influenced significantly by general interest rates, economic conditions and competition. Mortgage loans and mortgage securities prepayments increased in fiscal 1996 as interest rates declined for the first half of the fiscal year before increasing in the last half of the fiscal year. During fiscal year 1997 and 1998, prepayments increased as interest rates decreased in the second half of the fiscal year.

     The primary investing activity of the Company is the origination and purchase of loans and the purchase of mortgage-backed and related securities. For fiscal 1998, the Company originated and purchased loans totaling $134.9 million and $27.7 million, respectively, as compared to fiscal 1997 when originated and purchased loans totaled $97.6 million and $20.5 million, respectively. The Company did not purchase mortgage-backed and related securities in fiscal 1998 and 1997. The Company also purchased investment securities in the amount of $352,000 and $0 during fiscal 1998 and 1997, respectively. For fiscal 1998 and 1997, these activities were funded primarily by principal repayments on loans of $144.7 million and $70.1 million, respectively; principal repayments on mortgage-backed and related securities of $28.8 million and $19.0 million, respectively; proceeds from the sale of mortgage loans of $20.2 million and $10.6 million, respectively; proceeds from maturity of investment securities of $392,000 and $198,000, respectively; proceeds from long-term notes payable to the FHLB-Chicago of $50.0 million and $35.0 million, respectively; and a net increase in deposits of $51.8 million in fiscal 1997. Purchases of securities available-for-sale totaled $69.9 million and sales were $20.9 million for fiscal 1998, compared to purchases of $2.0 million and sales of $2.3 million for fiscal 1997.

     Management believes that the strategy of leveraging the capital acquired in the Conversion to achieve the targeted asset size established by the Board of Directors within a three-to-five year period following the Conversion, could not have been achieved solely through the use of retail deposits from the local market. Management also believes that the costs, overhead and interest expense of achieving comparable retail deposit growth would have exceeded the costs related to the use of FHLB-Chicago advances and wholesale brokered deposits as a funding source. However, management recognizes that the likelihood for retention of brokered certificates of deposit is more a function of the rate paid on such accounts as compared to retail deposits which may be established due to Bank location or other intangible reasons. The Company maintains a $15.0 million backup credit facility for contingency purposes to replace funds from wholesale brokered deposits should retention of those deposits diminish due to extraordinary events in the financial markets. The Company's overall cost of funds has increased in recent years due primarily to a much greater percentage of the deposits being in certificates, both wholesale brokered and retail, as opposed to passbooks, money market accounts and checking accounts. Management believes that a significant portion of its retail deposits will remain with the Company and, in the case of wholesale brokered deposits, may be replaced with similar type accounts even should the level of interest rates change. However, in the event of a significant increase in market interest rates, the cost of obtaining replacement brokered deposits would increase as well.

     During fiscal 1998, the Company found the use of FHLB-Chicago advances more attractive as a funding source than wholesale brokered and non-brokered deposits. The Bank's Board of Directors has set a maximum limitation of total borrowings equal to 32% of total assets. This internal limit is 3% below the allowable borrowing limit (for all borrowings including FHLB advances and reverse repurchase agreements) of 35% of total assets established by the FHLB-Chicago. At June 30, 1998, FHLB advances totaled $117.1 million, or 26.7% of the Bank's total assets. At June 30, 1998, the Bank had unused borrowing authority under the borrowing limitations established by the Board of Directors of $23.2 million and $36.3 million under the FHLB total asset limitation. The Bank intends to fund asset portfolio diversification in fiscal 1999 through modest increases in FHLB advances, and to maintain the 3% excess borrowing capacity with the FHLB as a contingent source of funds to meet liquidity needs as deemed necessary by the Board of Directors of the Bank.*

     During fiscal 1998, management shortened the maturities of both its wholesale brokered certificates of deposits and the FHLB borrowings to reduce short-term liquidity risks. As of June 30, 1998, the average maturity of the wholesale brokered certificates of deposit was eight months compared to eleven months in fiscal 1997 and compared to a nine month maturity for retail certificates of deposits as of June 30, 1998.

     The Company is required to maintain minimum levels of liquid assets under the regulations of the Department of Financial Institutions, Division of Savings and Loan for state-chartered savings banks. Savings banks are required to maintain an average daily balance of liquid assets (including cash, certain time deposits, certain bankers acceptances, certain corporate debt securities, securities of certain mutual funds and specified United States government, state or federal agency obligations) of not less than 8.0% since April 1, 1996 and 5.0% prior to that date. The Company's liquidity ratios were 26.5% and 19.83% at June 30, 1998 and 1997, respectively. The Company adjusts its liquidity levels to meet various funding needs and to meet its asset and liability management objectives.

     The Company's most liquid assets are cash and cash equivalents, which include investments in highly liquid, short-term investments. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. Cash and cash equivalents were $8.2 million and $8.8 million at June 30, 1998 and 1997, respectively. The decrease in cash and cash equivalents in fiscal 1998 resulted primarily from the cash used to purchase securities available-for-sale and to fund the increase in loans receivable.

     Liquidity management for the Company is both an ongoing and long-term function of the Company's asset/liability management strategy. Excess funds generally are invested in short-term investments such as federal funds or overnight deposits at the FHLB-Chicago. Whenever the Company requires funds beyond its ability to generate them internally, additional sources of funds are available and obtained from the wholesale brokered and non-brokered market as well as the unused credit line from the FHLB-Chicago (subject to the Board-imposed and regulatory limitations discussed herein), and funds also may be available through reverse repurchase agreements wherein the Company pledges investment, mortgage-backed or related securities. The Company maintains a $15.0 million contingent backup credit facility to replace a portion of its interest rate sensitive liabilities such as borrowings and deposits should such funding sources become difficult to obtain or retain due to an adverse interest rate environment. The Company also has a federal funds open line of credit in the amount of $5.0 million with a correspondent bank which does not require the direct pledging of any assets. In addition, the Company maintains a relatively high level of liquid assets such as investment securities and mortgage-backed and related securities available-for-sale in order to insure sufficient sources of funds are available to meet the Company's liquidity needs.

     At June 30, 1998, the Company had outstanding loan commitments of $4.1 million. The Company had $9.9 million in commitments to purchase mortgage-backed and related securities at June 30, 1998. The Company anticipates it will have sufficient funds available to meet its current loan commitments, including loan applications received and in process to the issuance of firm commitments. Certificates of deposit scheduled to mature in one year or less at June 30, 1998 totaled $165.0 million.

IMPACT OF YEAR 2000

     The Company is currently in the process of addressing a potential problem that faces all users of automated systems including information systems. Many computer systems process transactions based on two digits representing the year of transaction, rather than four digits. These computer systems may not operate properly when the last two digits become "00", as will occur on January 1, 2000. The problem could affect a wide variety of automated information systems, such as mainframe applications, personal computers, communication systems, environmental systems and other information systems.

     The Company has identified areas of operations critical for the delivery of its loan and deposit products. The majority of the Company's applications used in operations are purchased from outside vendors. The vendors providing the software are responsible for maintenance of the systems and modifications to enable uninterrupted usage after December 31, 1999. The Company's plan includes obtaining certification of compliance from third parties and testing all of the impacted applications (both internally developed and third party provided). The Company's goal is to have conversion activities and testing fully compliant by June 30, 1999. Testing of the system will occur during fiscal year 1999. Contingency plans are in the process of development to address potential problems discovered during testing. The Company's plan also includes reviewing any potential risks associated with loan and deposit data base information due to the Year 2000 issue. Potential risks could include, but are not limited to, system failure or miscalculations causing disruptions of operations which may include the temporary inability to process transactions, and sending accurate customer loan payment or deposit receipt information.

     Based on currently available information, management does not anticipate that the cost to address the Year 2000 issues will have a material adverse impact on the Company's financial position. Direct expenditures in fiscal year 1998 for the Year 2000 project totaled $5,000, and it is estimated that completion of the project will result in additional expenditures of approximately $110,000. Direct expenditures include capital expenditures for compliant equipment and software, write-offs of non-compliant equipment and software upgrades. The expenditures will be funded by increases in the Company's non-interest expense budget. Currently, the Company is utilizing internal staff to coordinate the Year 2000 project, which may delay new product implementation through fiscal 1999. The Company does not plan to engage consultants to complete the Year 2000 project unless the aforementioned conversion and testing cannot be completed by the end of fiscal 1999. There can be no guarantee, that the systems of other parties on which the Company's systems rely will be timely converted and not have an adverse impact on the Company's systems.

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

     Generally, the Company utilizes the following strategies to manage its interest rate risk: (i) the Company maintains a relatively high level of liquid assets, such as investment securities and mortgage-backed and related securities available-for-sale; (ii) the Company seeks to primarily originate and retain mortgage loans and mortgage-backed and related securities with short-to medium-term periods to re-pricing; (iii) the Company attempts to extend the maturities of retail deposits when deemed cost effective through the pricing and promotion of certificates of deposit with longer terms, and periodically utilizes deposit marketing programs offering maturity and repricing terms structured to complement the repricing and maturity characteristics of the existing asset/liability mix; (iv) the Company also attempts to extend the maturities of wholesale brokered deposits when deemed cost effective; and (v) the Bank utilizes longer-term borrowings from the FHLB-Chicago to manage its assets and liabilities and enhance earnings. At June 30, 1998, 1997 and 1996, total FHLB-Chicago advances were $117.1 million or 26.7% of total assets, $92.1 million or 22.5% of total assets, and $102.4 million or 27.1% of total assets, respectively.

     Prior to January 1, 1996, most of the Company's wholesale brokered and non-brokered certificates of deposits had 90 day initial maturities and, as of June 30, 1998, the average maturity was eight months. Liquidity is another factor in asset/liability management. As of June 30, 1998, the Company had $8.2 million in cash or demand deposits and $66.4 million in its available-for-sale investment securities portfolio, of which $35.5 million is due or will be repriced within one year. The composition of the held-to-maturity investment securities portfolio as of June 30, 1998 was $65.3 million, of which $57.2 million will be due or repriced within one year. The held-to-maturity investment securities due to be repriced within one year consist of mortgage-backed and related securities.

     By primarily originating or purchasing ARM and intermediate fixed-rate loans during fiscal 1998, the Company has been able to reduce interest rate risk by more closely matching the terms and repricing characteristics of its assets by extending the maturities of its liabilities to reduce interest rate risk. However, during fiscal 1998, the Company originated for portfolio $16.3 million in 30-year fixed-rate mortgage loans as compared to $13.0 million for fiscal 1997. The increase was due to the decreasing interest rate environment during the second half of fiscal 1998. In addition, because of the relative liquidity of mortgage-backed and related securities, the Company can restructure its interest-earning asset portfolios more quickly and effectively in a changing interest rate environment. The Company's ARM loans and ARM mortgage-backed and related securities typically have annual and lifetime interest rate caps which reduce their ability to protect the Company against a prolonged and significant increase in interest rates. Mortgage-backed and related securities are subject to reinvestment risk. For example, during periods of falling interest rates, mortgage-backed and related securities are more likely to prepay, and the Company may not be able to reinvest the proceeds from prepayments in securities or other assets with yields similar to those of the prepaying mortgage-backed and related securities.

     The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are interest rate sensitive and by monitoring an institution's interest rate sensitivity. An asset or liability is said to be interest rate sensitive within a specific time period if it matures or reprices within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets anticipated, based upon certain assumptions, to mature or reprice within a specific time period and the amount of interest-bearing liabilities anticipated, based upon certain assumptions, to mature or reprice within that same time period. An interest rate sensitivity gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities that mature or reprice within a specified time period. An interest rate sensitivity gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets that mature or reprice within a specified time period.

     At June 30, 1998 and 1997, total interest-bearing liabilities repricing within one year exceeded total interest-bearing assets repricing in the same period by $22.3 million and $17.7 million, respectively, representing a negative cumulative one-year interest rate sensitivity gap equal to 5.1% and 4.3%, respectively, of total assets. The increase in the Company's negative one-year gap reflects the increased use of shorter-term maturity deposits and FHLB advances to fund adjustable rate mortgage loans, intermediate fixed-rate loans and mortgage-backed and related securities. During periods of rising interest rates, a positive interest rate sensitivity gap would tend to positively affect net interest income while a negative interest rate sensitivity gap would tend to adversely affect net interest income. In addition to the potentially adverse effect on net interest income resulting from increasing interest rates due to the Company's one-year gap position, the Company could experience a substantial decrease in prepayments of its fixed-rate mortgage loans with rising interest rates, which may result in a lower level of proceeds available for reinvestment.

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

     In fiscal 1999, the Company intends to maintain the weighted average maturity level of its fixed-rate liabilities, including FHLB borrowings and certificates of deposit, to fund the asset portfolio diversification.* Management anticipates that the effect of funding the origination and purchase of an increasing portfolio of multi-family real estate, multi-family construction and commercial/nonresidential loans with such liabilities will be to lessen the Company's negative gap position.* Also, the origination and purchase of such assets normally carry more desirable interest rate repricing features as compared to the Company's experience with one-to-four family mortgage lending.

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

ASSET/LIABILITY MANAGEMENT SCHEDULE

     The following table sets forth at June 30, 1998 the amounts of interest-earning assets and interest-bearing liabilities maturing or repricing within the time periods indicated, based on the information and assumptions set forth in the notes thereto.


                                                                        AMOUNT MATURING OR REPRICING
                                                   ----------------------------------------------------------------------
                                                                                                          MORE THAN
                                                             WITHIN                 FOUR TO              ONE YEAR TO
                                                          THREE MONTHS           TWELVE MONTHS           THREE YEARS
                                                   ----------------------------------------------------------------------
                                                                    AVERAGE                AVERAGE                AVERAGE
                                                      AMOUNT         RATE    AMOUNT          RATE     AMOUNT        RATE
                                                      ------         ----    ------          ----     ------        ----
                                                                           (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS(1):
Mortgage loans(2):
 Fixed rate .....................................    $  7,140        7.89%   $ 18,720        7.97%   $ 42,404        8.12%
 Adjustable rate ................................      24,896        9.15      48,104        8.06      53,848        8.31
Consumer loans (2) ..............................         414       10.51       3,246       13.40         868       10.64
Commercial loans (2) ............................       1,625        9.34       6,302        7.98       3,122        8.23
Mortgage-backed and related securities:
 Fixed rate and securities available-for-sale....       1,726        7.01       7,140        7.08       8,591        7.12
 Adjustable rate ................................      55,934        7.03      38,000        7.31           -
Investment securities and
 securities available-for-sale ..................      12,360        6.06         727        5.66       5,402        5.92
                                                   ----------              ----------              ----------
 Total interest-earning assets ..................    $104,095        7.56    $122,239        7.94    $114,235        8.11
                                                   ==========              ==========              ==========
INTEREST-BEARING LIABILITIES:
Deposits(3):
 NOW accounts ...................................    $    203        1.75    $    608        1.75    $    964        1.75
 Money market deposit accounts ..................       4,199        5.10      12,598        5.10       9,406        5.10
 Passbook savings accounts ......................       1,587        2.91       4,761        2.91       7,553        2.91
 Certificates of deposit ........................      57,174        5.85     107,863        5.97      44,305        6.02
 Escrow deposits ................................           -                   3,163        2.83           -
Borrowings(4)
 FHLB advances and other borrowings .............      10,000        5.53      46,500        5.57      38,007        6.11
                                                   ----------              ----------              ----------
 Total interest-bearing liabilities .............    $ 73,163        5.69%   $175,493        5.65%   $100,235        6.11%
                                                   ==========              ==========              ==========
Excess (deficiency) of interest-earning
 assets over interest-bearing liabilities .......    $ 30,932                ($53,254)               $ 14,000
                                                   ==========              ==========              ==========
Cumulative excess (deficiency) of interest-
 earning assets over interest-bearing liabilities     $30,932                ($22,322)                ($8,322)
                                                   ==========              ==========              ==========
Cumulative excess (deficiency) of interest-
 earning assets over interest-bearing
 liabilities as a percent of total assets .......         7.1%                   (5.1)%                  (1.9)%
                                                   ==========              ==========              ==========



                                                                   AMOUNT MATURING OR REPRICING
                                                   -------------------------------------------------------------
                                                         MORE THAN
                                                      THREE YEARS TO
                                                        FIVE YEARS         OVER FIVE YEARS           TOTAL
                                                   --------------------  ------------------    -----------------
                                                                AVERAGE             AVERAGE             AVERAGE
                                                     AMOUNT       RATE   AMOUNT       RATE     AMOUNT    RATE
                                                     ------       ----   ------       ----     ------    ----
                                                                      (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS(1):
Mortgage loans(2):
 Fixed rate .....................................    $32,900      8.05   $28,650      7.62%   $129,814      7.96%
 Adjustable rate ................................      2,011      8.56     1,453      8.94     130,312      8.39
Consumer loans (2) ..............................        310     10.85         -                 4,838     12.49
Commercial loans (2) ............................      3,141      7.04         -                14,190      7.98
Mortgage-backed and related securities:
 Fixed rate and securities available-for-sale....      5,249      7.23     6,191      7.38      28,897      7.18
 Adjustable rate ................................          -                   -                93,934      7.14
Investment securities and
 securities available-for-sale ..................          -               2,913      8.39      21,402      6.32
                                                    --------            --------              --------
 Total interest-earning assets ..................    $43,611      7.99   $39,207      7.73    $423,387      7.88
                                                    ========            ========              ========
INTEREST-BEARING LIABILITIES:
Deposits(3):
 NOW accounts ...................................    $   472      1.75   $   454      1.75      $2,701      1.75
 Money market deposit accounts ..................      1,505      5.10       287      5.10      27,995      5.10
 Passbook savings accounts ......................      3,701      2.91     3,556      2.91      21,158      2.91
 Certificates of deposit ........................      2,685      6.01         -               212,027      5.95
 Escrow deposits ................................          -                   -                 3,163      2.83
Borrowings(4)
 FHLB advances and other borrowings .............      8,052      6.23    14,500      6.26     117,059      5.88
                                                    --------            --------              --------
 Total interest-bearing liabilities .............    $16,415      5.21%  $18,797      5.50%   $384,103      5.65%
                                                    ========            ========              ========
Excess (deficiency) of interest-earning
 assets over interest-bearing liabilities .......    $27,196             $20,410               $39,284
                                                    ========            ========              ========
Cumulative excess (deficiency) of interest-
 earning assets over interest-bearing liabilities    $18,874             $39,284              $ 39,284
                                                     =======            ========              ========
Cumulative excess (deficiency) of interest-
 earning assets over interest-bearing
 liabilities as a percent of total assets .......        4.3%                9.0%                  9.0%
                                                     =======            ========              ========

--------------------------

(1) Adjustable- and floating-rate assets are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due, and fixed-rate assets are included in the periods in which they are scheduled to be repaid based on scheduled amortization, in each case adjusted to take into account estimated prepayments utilizing the Company's historical prepayment statistics modified for forecasted statistics using annual prepayment rates ranging from 5% to 25%, based on the loan type.

(2) Balances have been reduced for undisbursed loan proceeds, unearned credit insurance premiums, deferred loan fees, purchased loan discounts and the allowance for loan losses, which aggregated $9.5 million at June 30, 1998.

(3) Although the Company's negotiable order of withdrawal ("NOW") accounts, passbook savings accounts and money market deposit accounts generally are subject to immediate withdrawal, management considers a certain historical amount of such accounts to be core deposits having significantly longer effective maturities and times to repricing based on the Company's historical retention of such deposits in changing interest rate environments. NOW accounts, passbook savings accounts and money market deposit accounts are assumed to be withdrawn at annual rates of 30%, 30% and 60%, respectively, of the declining balance of such accounts during the period shown. The withdrawal rates used are higher than the Company's historical rates but are considered by management to be more indicative of expected withdrawal rates currently. If all of the Company's NOW accounts, passbook savings accounts and money market deposit accounts had been assumed to be subject to repricing within one year, the one-year cumulative deficiency of interest-earning assets over interest-bearing liabilities would have been $50.2 million or 11.5% of total assets.

(4) Adjustable- and floating-rate borrowings are included in the period in which their interest rates are next scheduled to adjust rather than in the period in which they are due.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     A derivative financial instrument includes futures, forwards, interest rate swaps, option contracts and other financial instruments with similar characteristics. The Company currently does not enter into futures, forwards, swaps or options. However, the Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist primarily of commitments to extend credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and may require collateral from the borrower if deemed necessary by the Company.

     Additional information required herein pursuant to Item 305 of Regulation S-K is incorporated by reference in sections entitled "Liquidity and Capital Resources" from pages 65 to 66 and "Asset/Liability Management" from pages 67 to 69 hereof.

  ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




                          INDEPENDENT AUDITORS' REPORT






  The Board of Directors
  Hallmark Capital Corp.:

  We have audited the accompanying consolidated statements of financial condition of Hallmark Capital Corp. and subsidiary (the "Company") as of June 30, 1998 and 1997, and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended June 30, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hallmark Capital Corp. and subsidiary as of June 30, 1998 and 1997 and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1998, in conformity with generally accepted accounting principles.

                                                           KPMG PEAT MARWICK LLP



  Milwaukee, Wisconsin
  July 31, 1998

                     HALLMARK CAPITAL CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (DOLLARS IN THOUSANDS)


                                                                             AT JUNE 30,
                                                                          ------------------
                                                                            1998      1997
                                                                          --------  --------
ASSETS

Cash and non-interest bearing deposits .................................  $  1,998  $  3,859
Interest-bearing deposits ..............................................     6,186     4,896
                                                                          --------  --------
Cash and cash equivalents ..............................................     8,184     8,755

Securities available-for-sale (at fair value):
 Investment securities .................................................     8,896    18,137
 Mortgage-backed and related securities ................................    57,549    11,381
Securities held-to-maturity:
 Investment securities (fair value - $388 at
  June 30, 1998, $780 at June 30, 1997) ................................       388       780
 Mortgage-backed and related securities (fair value -
  $66,185 at June 30, 1998; $86,149 at June 30, 1997) ..................    65,282    85,430
Loans receivable, net ..................................................   280,889   273,556
Loans held for sale, at lower of cost or market ........................     2,056        --
Investment in Federal Home Loan Bank stock, at cost ....................     5,932     5,279
Foreclosed properties, net .............................................        11        20
Office properties and equipment ........................................     5,653     3,091
Prepaid expenses and other assets ......................................     3,534     3,391
                                                                          --------  --------
      Total assets .....................................................  $438,374  $409,820
                                                                          ========  ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
 Deposits ..............................................................  $271,619  $281,512
 Notes payable to Federal Home Loan Bank ...............................   117,059    92,073
 Payable for investments purchased .....................................     9,858        --
 Advance payments by borrowers for taxes and insurance .................     3,163     3,485
 Accrued interest on deposit accounts and borrowings ...................     1,455     1,578
 Accrued expenses and other liabilities ................................     1,767     1,500
                                                                          --------  --------
      Total liabilities ................................................  $404,921  $380,148

Shareholders' Equity:
 Preferred stock, $1.00 par value; authorized 2,000,000 shares;
  none outstanding .....................................................        --        --
 Common stock, $1.00 par value; authorized 6,000,000 shares;
  issued 3,162,500 shares; outstanding 2,933,608 shares at June 30, 1998
  and 2,885,900 at June 30, 1997 .......................................     3,162     3,162
 Additional paid-in capital ............................................     9,512     9,022
 Unearned ESOP compensation ............................................      (532)     (632)
 Unearned restricted stock award .......................................      (124)     (208)
 Net unrealized depreciation on securities available for sale ..........       (27)     (225)
 Treasury stock, at cost: 228,892 shares at June 30, 1998
   and 276,600 shares at June 30, 1997 .................................    (1,385)   (1,592)
 Retained earnings, substantially restricted ...........................    22,847    20,145
                                                                          --------  --------
      Total shareholders' equity .......................................  $ 33,453  $ 29,672
                                                                          --------  --------
      Total liabilities and shareholders' equity .......................  $438,374  $409,820
                                                                          ========  ========


     See accompanying Notes to Consolidated Financial Statements

                     HALLMARK CAPITAL CORP. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                   (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)



                                                                      FOR THE YEARS ENDED
                                                                           JUNE 30,
                                                            ----------------------------------------
                                                                1998          1997          1996
                                                            ------------  ------------  ------------
INTEREST INCOME:
   Loans receivable.......................................       $23,794       $20,749       $13,585
   Securities and interest-bearing deposits...............         1,858         1,829         1,852
   Mortgage-backed and related securities.................         6,575         7,245         7,457
                                                            ------------  ------------  ------------
     Total interest income................................        32,227        29,823        22,894

INTEREST EXPENSE:
   Deposits...............................................        14,956        13,893        10,145
   Advance payments by borrowers for taxes and insurance..            84            93            85
   Notes payable and other borrowings.....................         6,546         6,224         5,118
                                                            ------------  ------------  ------------
     Total interest expense...............................        21,586        20,210        15,348
                                                            ------------  ------------  ------------
Net interest income.......................................        10,641         9,613         7,546
Provision for losses on loans.............................           800           650           367
                                                            ------------  ------------  ------------
Net interest income after provision for losses on loans...         9,841         8,963         7,179

NON-INTEREST INCOME:
  Service charges on loans................................           288           165           130
  Service charges on deposit accounts.....................           429           478           494
  Loan servicing fees, net................................            61            86           103
  Insurance commissions...................................            49           110           127
  Gain (loss) on sale of securities and
    mortgage-backed and related securities, net...........            (8)            7            72
  Gain on sale of loans held for sale.....................           297            95            75
  Other income............................................            92            87           261
                                                            ------------  ------------  ------------
    Total non-interest income.............................         1,208         1,028         1,262

NON-INTEREST EXPENSE:
  Compensation and benefits.................................       3,958         3,494         3,040
  Marketing.................................................         380           328           281
  Occupancy and equipment...................................       1,158           963           849
  Deposit insurance premiums................................         174           348           393
  FDIC special assessment, net..............................           -           740             -
  Other non-interest expense................................       1,177         1,173           991
                                                            ------------  ------------  ------------
    Total non-interest expense..............................       6,847         7,046         5,554
                                                            ------------  ------------  ------------
Income before income taxes..................................       4,202         2,945         2,887
Income taxes................................................       1,403         1,026         1,009
                                                            ------------  ------------  ------------
  Net income................................................     $ 2,799       $ 1,919       $ 1,878
                                                            ============  ============  ============
  Earnings per share (basic)................................     $  1.01       $  0.71       $  0.70
                                                            ============  ============  ============
  Earnings per share (diluted)..............................     $  0.97       $  0.68       $  0.68
                                                            ============  ============  ============

          See accompanying Notes to Consolidated Financial Statements

                     HALLMARK CAPITAL CORP. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    (IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)




                                                     ADDITIONAL    UNEARNED     UNEARNED   UNREALIZED
                                             COMMON   PAID-IN        ESOP      RESTRICTED    GAINS     TREASURY  RETAINED
                                             STOCK    CAPITAL    COMPENSATION    STOCK      (LOSSES)    STOCK    EARNINGS   TOTAL
                                             ------  ----------  ------------  ----------  ----------  --------  --------  -------
Balance at June 30, 1995 .................   $3,162     $8,779       ($861)      ($502)      ($74)     ($1,592)   $16,348  $25,260
Net income ...............................       --         --          --          --         --           --      1,878    1,878
Amortization of unearned ESOP and
  restricted stock award compensation ....       --        105         121         168         --           --         --      394
Unrealized depreciation on securities
  available for sale, net of tax benefit .       --         --          --          --       (521)          --         --     (521)
                                             ------     ------      ------      ------      -----     --------    -------  -------
Balance at June 30, 1996 .................   $3,162     $8,884       ($740)      ($334)     ($595)     ($1,592)   $18,226  $27,011

Net income ...............................       --         --          --          --         --           --      1,919    1,919
Amortization of unearned ESOP and
  restricted stock award compensation ....       --        138         108         126         --           --         --      372
Unrealized appreciation on securities
  available for sale, net of tax benefit .       --         --          --          --        370           --         --      370
                                             ------     ------      ------      ------      -----     --------    -------  -------
Balance at June 30, 1997 .................   $3,162     $9,022       ($632)      ($208)     ($225)     ($1,592)   $20,145  $29,672

Net income ...............................       --         --          --          --         --           --      2,799    2,799
Amortization of unearned ESOP and
 restricted stock award compensation .....       --        270         100          84         --           --         --      454
Exercise of stock options (47,708
 shares issued in connection with
 55,340 options exercised)................       --        220          --          --         --          207        (97)     330
Unrealized appreciation on securities
 available for sale, net of tax benefit ..       --         --          --          --        198           --         --      198
                                             ------     ------      ------      ------      -----     --------    -------  -------
Balance at June 30, 1998 .................   $3,162     $9,512       ($532)      ($124)      ($27)     ($1,385)   $22,847  $33,453
                                             ======     ======      ======      ======      =====     ========    =======  =======



Balances above have been restated for the periods presented to account for the two-for-one stock split effective November 1997.


          See accompanying Notes to Consolidated Financial Statements

                     HALLMARK CAPITAL CORP. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                    FOR THE YEARS ENDED
                                                                                         JUNE 30,
                                                                               -----------------------------
                                                                                 1998      1997      1996
                                                                               --------  --------  ---------
OPERATING ACTIVITIES
Net income...................................................................  $  2,799  $  1,919  $   1,878
Adjustments to reconcile net income to cash
provided by operating activities:
 Provision for losses on loans...............................................       800       650        367
 Provision for depreciation and amortization.................................       321       248        227
 Deferred income taxes.......................................................      (288)     (171)       (26)
 Net (gain) loss on sales of investments and                                          8        (7)       (72)
  mortgage-backed and related securities.....................................      (297)      (95)       (75)
 Net gain on sale of loans held for sale.....................................       454       372        394
 Amortization of unearned ESOP and restricted stock awards...................   (20,213)  (10,618)    (3,515)
 Loans originated for sale...................................................    18,157    10,618      5,281
 Sales of loans originated for sale..........................................       143       727       (998)
 (Increase) decrease in prepaid expenses and other assets....................     9,858        --         --
 Increase in payables for investments purchased..............................       267        60         36
 Increase in accrued expenses and other liabilities..........................      (153)     (148)       613
 Other adjustments...........................................................  --------  --------  ---------
Net cash provided by operating activities....................................    11,856     3,555      4,110
                                                                               --------  --------  ---------
INVESTING ACTIVITIES                                                             20,881     2,268     22,158
Proceeds from the sale of securities available-for-sale......................     4,000       500     22,552
Proceeds from the maturity of securities available-for-sale..................   (69,928)   (1,950)   (51,544)
Purchases of securities available-for-sale...................................      (352)       --       (580)
Purchases of investment securities held-to-maturity..........................       392       198        192
Proceeds from maturities of investments held-to-maturity.....................        --        --    (50,914)
Purchases of mortgage-backed and related securities..........................        --       435         --
Proceeds from sales of mortgage-backed and related securities................    28,845    18,995     22,105
Principal collected on mortgage-backed and related securities................    (8,103)  (49,413)   (82,904)
Net change in loans receivable...............................................       273        15        150
Proceeds from sales of foreclosed properties.................................      (653)     (160)    (1,824)
Purchase of Federal Home Loan Bank stock.....................................    (2,883)     (400)      (409)
Purchases of office properties and equipment, net............................  --------  --------  ---------
Net cash used in investing activities........................................   (27,528)  (29,512)  (121,018)
                                                                               --------  --------  ---------
                                                                                           51,837     77,508
FINANCING ACTIVITIES                                                             (9,893)   35,000     33,000
Net increase (decrease) in deposits..........................................    50,000   (39,300)    26,000
Proceeds from long-term notes payable to Federal Home Loan Bank..............   (25,014)   (6,013)   (20,012)
Net increase (decrease) in short-term notes payable to Federal Home Loan Bank        --   (11,568)    (1,813)
Repayment of long-term notes payable to Federal Home Loan Bank...............      (322)      (69)       230
Net decrease in securities sold under agreements to repurchase...............       330        --         --
Net increase (decrease) in advance payments by borrowers for taxes and         --------  --------  ---------
 insurance...................................................................    15,101    29,887    114,913
Stock option transactions....................................................  --------  --------  ---------
Net cash provided by financing activities....................................      (571)    3,930     (1,995)
 Increase (decrease) in cash and cash equivalents............................     8,755     4,825      6,820
Cash and cash equivalents at beginning of year...............................  --------  --------  ---------
Cash and cash equivalents at end of year.....................................  $  8,184  $  8,755  $   4,825
                                                                               ========  ========  =========

          See accompanying Notes to Consolidated Financial Statements

                     HALLMARK CAPITAL CORP. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)





                                                                   FOR THE YEARS ENDED
                                                                        JUNE 30,
                                                                -------------------------
                                                                 1998     1997     1996
                                                                -------  -------  -------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid (including amounts credited to deposit accounts)  $21,714  $20,153  $14,836

Income taxes paid.............................................   $1,737   $1,208     $950

Non-cash transactions:

Mortgage loans securitized as mortgage-backed securities......       --       --   $2,512

Loans transferred to foreclosed properties....................     $267      $54     $126

Loans made to finance the sale of foreclosed properties.......       --       --      $13

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

BUSINESS
The Company provides a wide range of financial services including real-estate mortgage, commercial and consumer loans and transaction and time deposit accounts to individual customers through the Bank with locations in the counties of Milwaukee and Waukesha, Wisconsin. The Bank is subject to the regulations of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

BASIS OF FINANCIAL STATEMENT PRESENTATION
The consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") and include the accounts of the Company and its wholly-owned subsidiary, West Allis Savings Bank, and its subsidiaries. Significant intercompany accounts and transactions have been eliminated. In preparing financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for losses on loans and the valuation of real estate acquired in connection with foreclosure or in satisfaction of loans. In connection with the determination of the allowance for loan losses and foreclosed assets, management obtains independent appraisals for significant properties.

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

                     HALLMARK CAPITAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

LOANS RECEIVABLE AND INTEREST ON LOANS AND LOAN FEES
Loans receivable which are originated or purchased with the intent and ability to hold to maturity or for the foreseeable future are carried at their unpaid principal balances. Interest on loans is recorded as income in the period earned. An allowance for interest is established for uncollected interest on loans when any payments are 91 days or more past due and on loans which are impaired. Impaired loans are defined as all non-accrual loans except for one-to-four family residential real estate loans and consumer loans. Loan origination and commitment fees and certain direct loan origination costs are deferred and the net amounts are amortized as an adjustment to the related loan's yield. The Bank is amortizing these amounts using the level-yield method over the contractual life of the related loans.

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

The Company accounts for impaired loans under Financial Accounting Standards Board Statement No. 114, Accounting by Creditors for Impairment of a Loan ("Statement 114") and Financial Accounting Standards Board Statement No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures (Statement 118"). Statement No.114 requires that impaired loans be measured at the present value of expected future cash flows discounted at the loan's effective interest rate, or as a practical expedient at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Statement No. 118 eliminates the provisions in Statement No.114 that describe how a creditor should report interest income on an impaired loan. Interest income is not recognized on these loans until the principal balance has been reduced sufficiently to ensure future collections and the generally on a cash basis only. At June 30, 1998 the Company has identified one loan with a balance of $683,000 as being impaired. This loan has $171,000 in allocated loan loss reserves. During the fiscal year ended June 30, 1998 the average balance of impaired loans was $342,000. Interest income of $22,000 was recorded on such loans in the fiscal year ending June 30, 1998. Impaired loans were deemed to be immaterial for fiscal years ending June 30, 1997 and 1996.

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

OFFICE PROPERTIES AND EQUIPMENT
Premises and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation and amortization expense are provided on a straight-line basis over the estimated useful lives of the assets. The cost of leasehold improvements is amortized on the straight-line basis over the lesser of the term of the respective lease or the estimated economic life of the improvements. Expenditures for normal repairs and maintenance are charged to expense as incurred. When properties are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts and the resulting gain or loss is recorded in income.

INCOME TAXES
The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and the respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Tax benefits to the Company resulting from the exercise of employee stock options are credited to additional paid-in-capital.

EARNINGS PER SHARE
In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, Earnings per Share ("Statement 128"), which is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Under the provisions of the statement, primary and fully-diluted earnings per share were replaced with basic and diluted earnings per share. Basic earnings per share is arrived at by dividing net income available to common stockholders by the weighted-average number of common shares outstanding and does not include the impact of any potentially dilutive common stock equivalents. The diluted earnings per share calculation is arrived at by dividing net income by the weighted-average number of shares outstanding, adjusted for the dilutive effect of stock options. Financial statements for the earlier periods have been reclassified for comparative purposes.

PENDING ACCOUNTING CHANGES
In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("Statement 130"). Statement 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. All items that are required to be recognized under accounting standards as components of comprehensive income are to be reported in a financial statement that is displayed with the same prominence as other financial statements. Statement 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of the balance sheet. Statement 130 will be effective for the Company's fiscal year beginning July 1, 1998. Reclassification of financial statements for earlier periods provided for comparative purposes is required.

                     HALLMARK CAPITAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


PENDING ACCOUNTING CHANGES (CONT.)

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("Statement 131"). Statement 131 will be effective for the Company's fiscal year beginning July 1, 1998. Statement 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Statement 131 supersedes FASB Statement No. 14, Financial Reporting for Segments of a Business Enterprise ("Statement 14") but retains the requirement to report information about major customers. It amends FASB Statement No. 94, Consolidation of All Majority-Owned Subsidiaries, to remove the special disclosure requirements for previously unconsolidated subsidiaries. The adoption of Statement 131 will result in additional disclosures in the Company's financial statements about it's business segments and product lines.

In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132, Employers' Disclosures about Pensions and Other Post-retirement Benefits ("Statement 132"). Statement 132 will be effective for the Company's fiscal year beginning July 1, 1998. Statement 132 amends disclosure requirements of Statements 87, Employers' Accounting for Pensions, Statement 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination of Benefits, and Statement 106, Employers' Accounting for Post-retirement Benefits Other Than Pensions. This statement standardizes the disclosure requirements of Statement 87 and 106 to the extent practicable and recommends a parallel format for presenting information about pensions and other post-retirement benefits. Statement 132 is applicable to all entities and addresses disclosure only.

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133"). Statement 133 will be effective for the Company's fiscal year beginning July 1,1999. Statement 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the statement of financial position at fair value. The accounting for changes in the fair value (i.e. gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. If certain conditions are met, entities may elect to designate a derivative instrument as a hedge of exposures to changes in fair values, cash flows, or foreign currencies. If the hedged exposure is a fair value exposure, the gain or loss on the derivative instrument is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of other comprehensive income (outside earnings) and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any amounts excluded from the assessment of hedge effectiveness as well as the ineffective portion of the gain or loss is reported in earnings immediately. Accounting for foreign currency hedges is similar to the accounting for fair value and cash flow hedges. If the derivative instrument is not designed as a hedge, the gain or loss is recognized in earnings in the period of change. The Company is currently evaluating the impact of the adoption of Statement 133 on the Company's financial statements.

                     HALLMARK CAPITAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

EARNINGS PER SHARE
Basic earnings per share is calculated by dividing net income for the years ended June 30, 1998, 1997 and 1996 by the weighted average number of shares of common stock reduced by ungranted restricted stock and uncommitted ESOP shares. Diluted earnings per share is calculated by dividing net income by the sum of the weighted average shares used in the basic earnings per share calculation plus the effect of dilutive stock options. The effect of dilutive stock options is calculated using the treasury stock method.

The computation of net income per common share is as follows:


FOR THE YEAR ENDED JUNE 30, 1998                                          BASIC            DILUTED
--------------------------------                                     ----------------  ----------------
Weighted average common shares outstanding ........................         2,918,075         2,918,075
Ungranted restricted stock ........................................           (18,462)          (18,462)
Uncommitted ESOP shares ...........................................          (139,150)         (139,150)
Common stock equivalents due to dilutive effect of stock options ..                --           121,306
                                                                     ----------------  ----------------
Total weighted average common shares and equivalents outstanding ..         2,760,463         2,881,769
                                                                     ================  ================
Net income for period .............................................        $2,799,000        $2,799,000
Earnings per share ................................................             $1.01             $0.97
                                                                     ==================================

FOR THE YEAR ENDED JUNE 30, 1997                                          BASIC            DILUTED
--------------------------------                                     ----------------  ----------------
Weighted average common shares outstanding ........................         2,885,900         2,885,900
Ungranted restricted stock ........................................           (18,462)          (18,462)
Uncommitted ESOP shares ...........................................          (158,292)         (158,292)
Common stock equivalents due to dilutive effect of stock options ..                --           103,974
                                                                     ----------------  ----------------
Total weighted average common shares and equivalents outstanding ..         2,709,146         2,813,120
                                                                     ================  ================
Net income for period .............................................        $1,919,000        $1,919,000
Earnings per share ................................................             $0.71             $0.68
                                                                     ================  ================

FOR THE YEAR ENDED JUNE 30, 1996                                          BASIC            DILUTED
--------------------------------                                     ----------------  ----------------
Weighted average common shares outstanding ........................         2,885,900         2,885,900
Ungranted restricted stock ........................................           (18,462)          (18,462)
Uncommitted ESOP shares ...........................................          (184,990)         (184,990)
Common stock equivalents due to dilutive effect of stock options ..                --            87,694
                                                                     ----------------  ----------------
Total weighted average common shares and equivalents outstanding ..         2,682,448         2,770,142
                                                                     ================  ================
Net income for period .............................................        $1,878,000        $1,878,000
Earnings per share ................................................             $0.70             $0.68
                                                                     ================  ================



RECLASSIFICATIONS
Certain amounts in the 1997 and 1996 financial statements have been reclassified to conform with the 1998 presentation.

                     HALLMARK CAPITAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.  INVESTMENT SECURITIES

The following is a summary of available-for-sale securities and held-to-maturity securities.


                                                                   GROSS       GROSS     ESTIMATED
                                                      AMORTIZED  UNREALIZED  UNREALIZED    FAIR
                                                        COST       GAINS       LOSSES      VALUE
                                                      ---------  ----------  ----------  ---------
At June 30, 1998:                                                    (IN THOUSANDS)
 Available-For-Sale:
   U.S. Government and federal agency obligations ..  $   5,000         $--        $  8    $ 4,992
   Adjustable-rate mortgage mutual funds ...........      1,000          --          31        969
   Trust preferred stock ...........................      2,500          --          --      2,500
   Municipal Bonds/other ...........................        435          --          --        435
                                                      ---------  ----------  ----------  ---------
                                                      $   8,935         $--        $ 39    $ 8,896
                                                      =========  ==========  ==========  =========

 Held-To-Maturity:
   Certificates of Deposit .........................  $     388          --          --    $   388
                                                      ---------  ----------  ----------  ---------
                                                      $     388         $--        $ --    $   388
                                                      =========  ==========  ==========  =========

At June 30, 1997:
  Available-For-Sale:
   U.S. Government and federal agency obligations ..  $  16,982         $--        $233    $16,749
  Adjustable-rate mortgage mutual funds ............      1,000          --          23        977
  Municipal Bonds ..................................        410           1          --        411
                                                      ---------  ----------  ----------  ---------
                                                      $  18,392         $ 1        $256    $18,137
                                                      =========  ==========  ==========  =========

 Held-To-Maturity:
   Certificates of Deposit .........................  $     780          --          --    $   780
                                                      ---------  ----------  ----------  ---------
                                                      $     780         $--        $ --    $   780
                                                      =========  ==========  ==========  =========




The amortized cost and estimated fair value of investment securities at June 30, 1998 by contractual maturity, are shown below.


                                                     AVAILABLE-  AVAILABLE-   HELD-TO-   HELD-TO-
                                                      FOR-SALE    FOR-SALE    MATURITY   MATURITY
                                                     AMORTIZED   ESTIMATED    AMORTIZED ESTIMATED
                                                        COST     FAIR VALUE     COST    FAIR VALUE
                                                     ----------  ----------   --------- ----------
                                                                 (IN THOUSANDS)

Due in one year or less ...........................      $   --      $   --        $388       $388
Due after one year through five years .............       5,160       5,152          --         --
Due after five years through ten years ............       1,275       1,244          --         --
Due after ten years ...............................       2,500       2,500          --         --
                                                     ----------  ----------   --------- ----------
                                                         $8,935      $8,896        $388       $388
                                                     ==========  ==========   ========= ==========



Proceeds from the sale of securities available-for-sale were $20,881,000, $2,268,000 and $22,158,000 during the years ended June 30, 1998, 1997 and 1996, respectively. The gross realized losses on such sales totaled $74,000 in 1998, $9,000 in 1997 and $27,000 in 1996. The gross realized gains on such sales totaled $66,000 in 1998, $1,000 in 1997 and $99,000 in 1996. There were no sales of held-to-maturity securities during 1998, 1997 and 1996.

                     HALLMARK CAPITAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.  MORTGAGE-BACKED AND RELATED SECURITIES


The following is a summary of available-for-sale and held-to-maturity mortgage-backed and related securities.

                                                             GROSS       GROSS     ESTIMATED
                                                AMORTIZED  UNREALIZED  UNREALIZED    FAIR
                                                  COST       GAINS       LOSSES      VALUE
                                                ---------  ----------  ----------  ---------
                                                               (IN THOUSANDS)
At June 30, 1998:
  Available-For-Sale:
   Mortgage-backed securities
    Adjustable-rate....................           $31,498      $   25        $ 37    $31,486
    Fixed-rate.........................             7,656          15           7      7,664

  Collateralized mortgage obligations
    Adjustable-rate....................             3,769          --          --      3,769
    Fixed-rate.........................            14,631           7           8     14,630
                                                ---------  ----------  ----------  ---------
                                                  $57,554      $   47        $ 52    $57,549
                                                =========  ==========  ==========  =========
  Held-To-Maturity:
   Mortgage-backed securities
    Adjustable-rate....................           $27,674      $  242        $  7    $27,909
    Fixed-rate.........................             3,806          45          16      3,835

  Collateralized mortgage obligations:
    Adjustable-rate....................            29,536         756         157     30,135
    Fixed-rate.........................             4,266          45           5      4,306
                                                ---------  ----------  ----------  ---------
                                                  $65,282      $1,088        $185    $66,185
                                                =========  ==========  ==========  =========
At June 30, 1997:
  Available-For-Sale:
   Fixed-rate mortgage-backed securities.         $ 3,697      $   57        $ 59    $ 3,695
   Fixed-rate collateralized
     mortgage obligations..............             7,799           -         113      7,686
                                                ---------  ----------  ----------  ---------
                                                  $11,496      $   57        $172    $11,381
                                                =========  ==========  ==========  =========
  Held-To-Maturity:
   Mortgage-backed securities
    Adjustable-rate....................           $41,033      $  365        $ 70    $41,328
    Fixed-rate.........................             5,027          51          73      5,005

   Collateralized mortgage obligations:
    Adjustable-rate....................            31,009         646         211     31,444
    Fixed-rate.........................             8,361          43          32      8,372
                                                ---------  ----------  ----------  ---------
                                                  $85,430      $1,105        $386    $86,149
                                                =========  ==========  ==========  =========


                     HALLMARK CAPITAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.  MORTGAGE-BACKED AND RELATED SECURITIES (CONTINUED)


The following table is a summary of aggregate mortgage-backed and related securities by issuer.




                                                                 GROSS       GROSS     ESTIMATED
                                                    AMORTIZED  UNREALIZED  UNREALIZED    FAIR
                                                      COST       GAINS       LOSSES     VALUE
                                                    ---------  ----------  ----------  ---------
                                                                   (IN THOUSANDS)
At June 30, 1998:
 Federal Home Loan Mortgage Corporation (FHLMC)...  $  19,593  $      541  $        7  $  20,127
 Federal National Mortgage Association (FNMA).....     30,700         462         147     31,015
 Government National Mortgage Association (GNMA)..        720          38           -        758
 Private issuers..................................     71,823          94          83     71,834
                                                    ---------  ----------  ----------  ---------
                                                    $ 122,836  $    1,135  $      237  $ 123,734
                                                    =========  ==========  ==========  =========
At June 30, 1997:
 FHLMC............................................  $  24,324  $      521  $       70  $  24,775
 FNMA.............................................     31,313         471         259     31,525
 GNMA.............................................        934          45           -        979
 Private issuers..................................     40,355         126         230     40,251
                                                    ---------  ----------  ----------  ---------
                                                    $  96,926  $    1,163  $      559  $  97,530
                                                    =========  ==========  ==========  =========


Proceeds from the sale of mortgage-backed and related securities held-to-maturity were $435,000 during the year ended June 30, 1997. Gross realized gains from such sales totaled $15,000 for the year ended June 30, 1997. There were no such sales for the years ended June 30, 1998 and 1996.

                     HALLMARK CAPITAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.  LOANS RECEIVABLE

Loans receivable are summarized as follows:

                                                                            AT  JUNE 30,
                                                                     -------------------------
                                                                        1998            1997
                                                                     ---------        --------
                                                                          (IN THOUSANDS)
Real estate mortgage loans:
  Residential one-to-four family ..................................  $155,082         $167,511
  Residential multi-family ........................................    33,513           27,616
  Commercial real estate ..........................................    34,610           21,693
  Home equity .....................................................    25,079           25,297
  Residential construction ........................................     6,838           27,003
  Other construction and land .....................................    13,874            7,385
                                                                     --------         --------
     Total real estate mortgage loans .............................   268,996          276,505

Consumer and other loans:
  Automobile ......................................................       755            1,195
  Credit card .....................................................     2,777            2,730
  Other ...........................................................     1,476            1,950
                                                                     --------         --------
     Total consumer and other loans ...............................     5,008            5,875
Commercial loans ..................................................    14,646            3,471
                                                                     --------         --------
     Gross loans ..................................................   288,650          285,851

Accrued interest receivable .......................................     1,764            1,694

Less:
  Undisbursed portion of loan proceeds ............................    (6,848)         (11,998)
  Deferred loan fees ..............................................      (319)            (197)
  Unearned interest ...............................................       (29)             (32)
  Allowances for loan losses ......................................    (2,329)          (1,762)
                                                                     --------         --------
                                                                     $280,889         $273,556
                                                                     ========         ========

Activity in the allowance for loan losses is summarized as follows:




                                              FOR THE YEARS ENDED
                                                    JUNE 30,
                                         ------------------------------
                                          1998        1997        1996
                                         ------  --------------  ------
                                                 (IN THOUSANDS)

        Balance at beginning of year ..  $1,762          $1,234  $  953
        Provisions charged to income ..     800             650     367
        Charge-offs ...................    (264)           (128)   (103)
        Recoveries ....................      31               6      17
                                         ------  --------------  ------
        Balance at end of year ........  $2,329          $1,762  $1,234
                                         ======  ==============  ======



Non-accrual loans for which interest is recognized only when received, totaled approximately $1,314,000 and $575,000 at June 30, 1998 and 1997, respectively.

                     HALLMARK CAPITAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.  LOANS RECEIVABLE (CONTINUED)

Non-performing loans include troubled debt restructuring and loans on which accrual of interest, amortization of deferred net fees or costs and accretion of discount has ceased. Non-performing loans totaled $1,400,000, $623,000 and $107,000 at June 30, 1998, 1997 and 1996, respectively. The effect of non-performing loans on interest income is as follows:


                                         FOR THE YEARS ENDED JUNE 30,
                                    --------------------------------------
                                       1998          1997          1996
                                    ----------  --------------  ----------
                                                (In thousands)
Interest at original contract rate        $178             $34         $12
Interest collected................          93               9           1
                                    ----------  --------------  ----------
Net reduction of interest income..        $ 85             $25         $11
                                    ==========  ==============  ==========

Loans serviced for investors were $25,702,000 and $29,998,000 at June 30, 1998 and 1997, respectively. Custodial escrow balances maintained in connection with the foregoing serviced loans were $683,000 and $819,000 at June 30, 1998 and 1997, respectively. These loans are not reflected in the accompanying consolidated statements of financial condition.

The fair value of capitalized mortgage servicing rights exceeded the carrying value at June 30, 1998 and 1997. Changes in capitalized mortgage servicing rights is summarized as follows:


                                                   YEARS ENDING JUNE 30,
                                                  ------------------------
                                                     1998         1997
                                                  -----------  -----------
                                                   (DOLLAR IN THOUSANDS)

      Balance beginning of year ................          $74            -
      Originated servicing rights capitalized ..           57          $74
      Amortization of servicing rights .........          (37)           -
                                                  -----------  -----------
      Balance end of year ......................          $94          $74
                                                  ===========  ===========



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

5.  ACCRUED INTEREST RECEIVABLE

Accrued interest receivable on investments is summarized as follows:

                                                          AT JUNE 30,
                                                     ---------------------
                                                        1998        1997
                                                     ---------   ---------
                                                         (IN THOUSANDS)
Interest-bearing deposits..........................      $  4       $    4
Investment securities..............................       262          445
Mortgage-backed and related securities.............       733          585
                                                         ----       ------
                                                         $999       $1,034
                                                         ====       ======

                     HALLMARK CAPITAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.  OFFICE PROPERTIES AND EQUIPMENT

Office properties and equipment are summarized as follows:

                                                                       AT JUNE 30,
                                                            ----------------------------------
                                                                 1998                1997
                                                            ----------------------------------
                                                                      (IN THOUSANDS)

Land .....................................................    $1,572                    $  624
Office buildings and improvements ........................     4,348                     2,726
Furniture and equipment ..................................     1,939                     1,665
                                                            --------                  --------
                                                               7,859                     5,015
Less:
Accumulated depreciation .................................     2,206                     1,924
                                                            --------                  --------
                                                              $5,653                    $3,091
                                                            ========                  ========


7.  DEPOSITS

Deposits are summarized as follows:

                                                                   AT JUNE 30,
                                     ------------------------------------------------------------------------
                                            1998                                                  1997
                                     ------------------------------------------------------------------------
                                                              WEIGHTED                              WEIGHTED
                                                  PERCENT      AVERAGE                  PERCENT     AVERAGE
                                                  OF TOTAL     NOMINAL                  OF TOTAL    NOMINAL
                                       AMOUNT     DEPOSITS      RATE        AMOUNT      DEPOSITS      RATE
                                     ----------  ----------  -----------  -----------  ----------  ----------
                                                             (DOLLARS IN THOUSANDS)
DEMAND DEPOSITS:
 Non-interest bearing .............      $7,738        2.85%          --%      $7,105        2.52%         --%
 NOW ..............................       2,701        0.99         1.75        2,594        0.92        1.75
 Money market .....................      27,995       10.31         5.10       20,730        7.37        5.20
 Passbook .........................      21,158        7.79         2.93       21,952        7.80        2.98
                                     ----------  ----------               -----------  ----------
  Total ...........................      59,592       21.94         3.52       52,381       18.61        3.39

CERTIFICATES OF DEPOSIT:
 One to 12 months .................     $68,050       25.09         5.79      $26,992        9.59        5.56
 12 to 24 months ..................      14,290        5.26         5.77       32,642       11.60        5.86
 24 to 36 months ..................       2,662        0.98         5.83       26,037        9.25        6.05
 36 to 60 months ..................       2,685        0.99         6.02        2,317        0.82        5.87
 60 and greater ...................          --        0.00                       122        0.04        8.00
 Wholesale ........................     124,340       45.74         6.07      141,021       50.09        6.15
                                     ----------  ----------               -----------  ----------
  Total ...........................     212,027       78.06         5.95      229,131       81.39        6.02
                                     ----------  ----------               -----------  ----------

Total deposits ....................    $271,619      100.00%        5.42%    $281,512      100.00%       5.54%
                                     ==========  ==========               ===========  ==========


The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was approximately $56,049,000 and $50,751,000 at June 30, 1998 and
1997, respectively, which also includes brokered accounts. The average maturity of wholesale certificates of deposit was eight months and eleven months at June 30, 1998 and 1997, respectively.

                     HALLMARK CAPITAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.  DEPOSITS (CONTINUED)

Aggregate annual maturities of certificate accounts at June 30, 1998 are as follows:


                         MATURES DURING
                           YEAR ENDED
                            JUNE 30          AMOUNT
                         --------------      ------
                                         (IN THOUSANDS)

                              1999             $165,038
                              2000               38,819
                              2001                5,485
                              2002                2,685
                           Thereafter                --
                                               --------
                                               $212,027
                                               ========

Interest expense on deposits consists of the following:

                          FOR THE YEARS ENDED JUNE 30,
                       ----------------------------------
                          1998        1997        1996
                       ----------  ----------  ----------
                                 (IN THOUSANDS)
NOW accounts.........     $    45     $    41     $    42
Money market accounts       1,319         804         297
Passbook accounts....         625         691         734
Certificate accounts.      12,967      12,357       9,072
                          -------     -------     -------
                          $14,956     $13,893     $10,145
                          =======     =======     =======

                     HALLMARK CAPITAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.  NOTES PAYABLE AND OTHER BORROWINGS

Notes payable and other borrowings are summarized as follows:


                                       AT JUNE 30, 1998         AT JUNE 30, 1997
                                    ----------------------     ------------------
                                                  WEIGHTED               WEIGHTED
                                                   AVERAGE               AVERAGE
                         MATURITY   AMOUNT          RATE       AMOUNT      RATE
                         --------   -------         ----       ------      ----
                                             (DOLLARS IN THOUSANDS)
Advances from
 Federal Home Loan Bank   1997     $     --           --       $7,000      5.44%
                          1998        8,000         5.41%      26,000      5.60
                          1999       21,000         6.62       21,000      6.63
                          2000       22,007         6.24       17,012      6.24
                          2001        3,000         5.91        3,000      5.91
                          2002       28,500         5.61       15,000      5.95
                          2003        3,052         5.60        3,061      5.60
                          2004        5,000         6.32           --        --
                          2007        6,500         6.52           --        --
                          2008       20,000         4.95           --        --
                                   --------                    -------
                                   $117,059         5.87%      $92,073     6.01%
                                   ========         ====       =======     ====



The Company is required to maintain as collateral unencumbered one-to-four family mortgage loans such that the outstanding balance of FHLB advances does not exceed 60% of the book value of this collateral. At June 30, 1998, the Bank had delivered mortgage-backed securities with a carrying value of $30.7 million to the Federal Home Loan Bank as additional collateral for the advances. In addition, advances are collateralized by all Federal Home Loan Bank stock. Variable rate term borrowings consist of $3.0 million tied to the one-month LIBOR. FHLB advances are subject to a prepayment penalty if they are repaid prior to maturity.

The Company enters into sales of mortgage-backed securities with agreements to repurchase identical securities (reverse repurchase agreements) and substantially identical securities (dollar reverse repurchase agreements). These transactions are treated as financings with the obligations to repurchase securities reflected as a liability. The dollar amount of securities underlying the agreements remains in the asset accounts. The securities underlying the agreements are delivered to the counterparty's account. At June 30, 1998 and 1997, there were no liabilities recorded under agreements to repurchase identical securities or substantially identical securities.

Securities sold under agreements to repurchase averaged $3,716,000 for the year ended June 30, 1997. The average is computed using month-end balances for the respective fiscal years. The maximum outstanding at any month-end during the year ended June 30, 1997 was $11,652,000. There were no securities sold under agreements to repurchase for the year ended June 30, 1998. The Company retains securities under its control.

Accrued interest expense on FHLB advances and other borrowings was $563,000 and $0; and $497,000 and $0 at June 30, 1998 and 1997, respectively.

Interest expense on FHLB advances and other borrowings was $6,546,000 and $0; $6,003,000 and $221,000; and $4,386,000 and $732,000 for the years ended June
30, 1998, 1997 and 1996, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of June 30, 1998, that the Bank meets all capital adequacy requirements to which it is subject.

As of June 30, 1998, the Bank is well capitalized as defined by regulatory standards. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank's category.

The Bank's actual capital amounts and ratios are presented in the tables below.


                                                                                                          TO BE WELL CAPITALIZED
                                                                                     FOR CAPITAL         UNDER PROMPT CORRECTIVE
                                                         ACTUAL                   ADEQUACY PURPOSES         ACTION PROVISIONS
                                               -----------------------            ------------------     -----------------------
                                               AMOUNT            RATIO            AMOUNT       RATIO       AMOUNT        RATIO
                                               ------            -----            ------       -----     ---------      --------
                                                                            (DOLLARS IN THOUSANDS)
As of June 30, 1998:
 Tier I Capital Leverage (to Average Assets):
    Consolidated .........................     $33,252            7.81%          $12,777        3.00%     $21,295         5.00%
    West Allis Savings Bank ..............      29,888            7.05            12,725        3.00       21,209         5.00
 Tier I Capital (to Risk-Weighted Assets):
    Consolidated .........................      33,252           13.03            10,207        4.00       15,310         6.00
    West Allis Savings Bank ..............      29,888           11.75            10,173        4.00       15,260         6.00
 Total Capital (to Risk-Weighted Assets):
    Consolidated .........................      35,581           13.94            20,414        8.00       25,517        10.00
    West Allis Savings Bank ..............      32,217           12.67            20,347        8.00       25,433        10.00

As of June 30, 1997:
 Tier I Capital Leverage (to Average Assets):
    Consolidated .........................     $29,883            7.24%          $12,390        3.00%     $20,650         5.00%
    West Allis Savings Bank ..............      26,664            6.47            12,362        3.00       20,603         5.00
 Tier I Capital (to Risk-Weighted Assets):
    Consolidated .........................      29,883           12.59             9,490        4.00       14,236         6.00
    West Allis Savings Bank ..............      26,664           11.24             9,487        4.00       14,231         6.00
 Total Capital (to Risk-Weighted Assets):
    Consolidated .........................      31,645           13.34            18,981        8.00       23,726        10.00
    West Allis Savings Bank ..............      28,426           11.98            18,974        8.00       23,718        10.00


As a state-charted savings bank, the Bank is also subject to a minimum regulatory capital requirement of the State of Wisconsin. At June 30, 1998, on a fully-phased-in basis of 6.0%, the Bank had actual capital of $32,198,000 with a required amount of $26,483,000, for excess capital of $5,715,000.

                     HALLMARK CAPITAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.  SHAREHOLDERS' EQUITY (CONTINUED)

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

The Company has a shareholders' rights plan (the "Rights Plan"). Under the terms of the Rights Plan, shareholders hold one preferred share purchase right for each outstanding share of common stock of the Company. Upon becoming exercisable, each right entitles shareholders to buy one one-hundredth of a share of the Company's preferred stock at a price of $100.00, subject to adjustment as provided in the Rights Plan (the "Exercise Price"). Rights do not become exercisable until eleven business days after any person or group has acquired, commenced or announced its intention to commence a tender or exchange offer to acquire 20% or more of the Company's common stock, or in the event a person or group owning 15% or more of the Company's common stock is deemed to be "adverse" to the Company. If the rights become exercisable, holders of each right other than the acquirer, upon payment of the Exercise Price, will have the right to purchase the Company's common stock (in lieu of preferred stock) having a value equal to two times the Exercise Price. If the Company is acquired in a merger, share exchange or other business combination or 50% or more of its consolidated assets or earning power are sold, rights holders, other than the acquiring or adverse person or group, will be entitled to purchase the acquirer's shares at a similar discount. If the rights become exercisable, the Company may also exchange rights, other than those held by the acquiring or adverse person or group, in whole or in part, at an exchange rate of one share of the Company's common stock per right held. Rights are redeemable by the Company at any time until they are exercisable at the exchange rate of $.01 per right. The rights have no immediate dilutive effect currently, and therefore do not effect reported earnings per share, are not taxable to the Company or its shareholders, and have no effect on the way in which the Company's shares are traded. The rights expire in ten years from the Plan's adoption.

10.  EMPLOYEE BENEFIT PLANS

The Bank has a qualified defined-contribution plan covering substantially all full-time employees who have completed one year of service and are at least 21 years old. Employees may contribute up to 15% of their compensation to the Plan, and employee contributions up to 4% are matched 25% by the Bank. In addition, the Bank may make a profit-sharing contribution to the Plan at its discretion. Retirement plan expense recorded in connection with the Plan was $14,000, $13,000 and $12,000 during 1998, 1997 and 1996, respectively.

The Company has an Employee Stock Ownership Plan ("ESOP") for substantially all of its full-time employees. The cost of unearned ESOP shares is shown as a reduction of shareholders' equity. ESOP expense for the years ended June 30, 1998, 1997 and 1996 totaled $362,000, $236,000 and $226,000, respectively. The expense was determined using the fair value of shares committed to be released during the year. As shares are committed, the reduction in shareholders' equity decreases by the cost of those shares. The difference between the cost and fair value of the shares committed is a charge or credit to additional paid-in-capital. The fair value of the unearned ESOP shares totaled $1.8 million at June 30, 1998.

The Bank has Management Recognition and Retention Plans ("MRPs") for officers and directors. As of June 30, 1998, 18,462 shares remain reserved for future grants. The shares awarded to directors vest at a rate of 33.33% per year commencing December 30, 1994, while officers' shares vest at a rate of 20% per year commencing one year from the date of grant of the award. The aggregate cost of these shares is amortized to compensation expense as the participants become vested. The unamortized cost is reflected as a reduction of shareholders' equity as unearned restricted stock. Compensation expense of $84,000, $126,000 and $168,000 was recognized for the years ended June 30, 1998, 1997 and 1996.

                     HALLMARK CAPITAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.  EMPLOYEE BENEFIT PLANS (CONTINUED)

For the purposes of providing the pro-forma disclosures required under SFAS No. 123 "Accounting for Stock Based Compensation," the fair value of stock options granted was estimated using the Black-Scholes option pricing model. The per share weighted-average fair value of stock options granted during fiscal 1998 and 1997 was $1.81 and $2.33, respectively, on the date of grant with the following variable assumptions: 1998 - The Company did not pay a dividend in fiscal 1998. Risk-free interest rate of 5.6%, an expected life of ten years and expected volatility of 32.7%; 1997: The Company did not pay a dividend in fiscal year 1997. Risk-free interest rate of 7.0%, an expected life of ten years and expected volatility of 24.9%.

The Company applies APB Opinion No. 25 in accounting for stock options and, accordingly, compensation cost based on the fair value at grant date has not been recognized for its stock options in the consolidated financial statements for the fiscal years ended June 30, 1998,1997 and 1996.

Had compensation cost of the Company's stock-based plans been determined in accordance with SFAS No. 123, net income would have been $2,788,000, $1,914,000 and $1,876,000 for fiscal 1998, 1997 and 1996, respectively. Diluted earnings per share would have been $.97, $.68 and $.68, respectively for fiscal 1998, 1997 and 1996.

The Company has reserved 436,936 shares of common stock for a non-qualified stock option plan for employees and directors. With respect to options which have not been granted, the option exercise price cannot be less than the fair market value of the underlying common stock as of the date of option grant, and the maximum term cannot exceed ten years.

The followings is a summary of stock option activity:


                                                        SHARES       OPTION
                                                        UNDER      PRICE PER
                                                        OPTION       SHARE
                                                        ------       -----
Outstanding and exercisable at June 30, 1995 ........   314,614   $4.00 - $5.50
 Granted ............................................    16,000   $7.25 - $7.63
                                                       --------  --------------

Outstanding and exercisable at June 30, 1996 ........   330,614   $4.00 - $7.63
 Granted ............................................    16,000           $7.38
                                                       --------  --------------

Outstanding and exercisable at June 30, 1997 ........   346,614   $4.00 - $7.63
 Granted ............................................    30,000          $14.63
 Exercised ..........................................   (55,340)          $4.00
                                                       --------  --------------
Outstanding and exercisable at June 30, 1998 ........   321,274  $4.00 - $14.63

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

Financial instruments whose contract amounts represent a potential credit risk are as follows:


                                                                   FOR THE YEARS ENDED
                                                                         JUNE 30,
                                                                  ----------------------
                                                                     1998        1997
                                                                  ----------  ----------
                                                                      (IN THOUSANDS)
Commitments to extend credit:
 Fixed-rate mortgage loans (6.875% - 8.625% at June 30, 1998) ..      $3,480      $1,192

 Adjustable rate mortgage loans ................................         570       4,207

Unused lines of credit:
 Credit cards ..................................................       8,331       6,753

 Home equity ...................................................      13,641      14,630

 Commercial ....................................................       3,174       1,542



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

                     HALLMARK CAPITAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


13.  PARENT COMPANY ONLY FINANCIAL INFORMATION

                                                    AT JUNE 30,
                                               --------------------
                                                 1998         1997
                                               -------      -------
                                                  (IN THOUSANDS)
STATEMENT OF CONDITION
Assets:
  Cash and cash equivalents .................  $   850      $ 2,135
  Investment securities available-for-sale ..    1,909          411
  Investment in subsidiary ..................   30,696       27,161
  Other assets ..............................       60           27
                                               -------      -------
                                               $33,515      $29,734
                                               =======      =======
Liabilities and Shareholders' Equity:
  Other liabilities .........................  $    62      $    62
  Total shareholders' equity ................   33,453       29,672
                                               -------      -------
                                               $33,515      $29,734
                                               =======      =======



                                                       FOR THE YEARS ENDED JUNE 30,
                                                       ----------------------------
                                                          1998     1997     1996
                                                        -------  -------  -------
                                                              (IN THOUSANDS)
STATEMENT OF INCOME
Interest and dividend income .........................  $   177  $   191  $   389
Equity in undistributed net income of subsidiary .....    2,764    1,880    1,721
                                                        -------  -------  -------
   Total income ......................................    2,941    2,071    2,110
Other expense ........................................      130      159      131
                                                        -------  -------  -------
Income before provision for income taxes .............    2,811    1,912    1,979
Provision for income taxes ...........................       12       (7)     101
                                                        -------  -------  -------
   Net income ........................................  $ 2,799  $ 1,919  $ 1,878
                                                        =======  =======  =======

STATEMENT OF CASH FLOWS
Operating activities:
 Net income ..........................................  $ 2,799  $ 1,919  $ 1,878
 Adjustments to reconcile net income
  to net cash used in operating activities:
   Equity in undistributed net income of subsidiary ..   (2,764)  (1,880)  (1,721)
   Decrease (increase) in other assets ...............      (33)      25       29
   Increase (decrease) in other liabilities ..........       --       45      (89)
   Other .............................................     (119)     102       94
                                                        -------  -------  -------
 Net Cash Provided By (Used In) Operating Activities .     (117)     211      191

Investment activities
 Sale of investment securities .......................       --    2,308      500
 Purchase of investment securities ...................   (1,498)  (1,219)      --
 Investment in Bank subsidiary .......................       --   (2,000)  (2,500)
                                                        -------  -------  -------
 Net Cash Used In Investing Activities ...............   (1,498)    (911)  (2,000)

Financing activities:
  Stock option transactions ..........................      330       --       --
                                                        -------  -------  -------
 Net Cash Provided by Financing Activities ...........      330       --       --
                                                        -------  -------  -------

Net decrease in cash and cash equivalents ............   (1,285)    (700)  (1,809)
Cash and cash equivalents at beginning of year .......    2,135    2,835    4,644
                                                        -------  -------  -------

 Cash and cash equivalents at end of year ............  $   850  $ 2,135  $ 2,835
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

                     HALLMARK CAPITAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


14.  FAIR VALUES OF FINANCIAL INSTRUMENTS (CONTINUED)

ACCRUED INTEREST RECEIVABLE AND ACCRUED INTEREST PAYABLE
The carrying amounts reported in the statement of financial condition for accrued interest receivable and accrued interest payable approximate fair value.

OFF- BALANCE SHEET ITEMS
The fair value of commitments to extend credit is not material and is therefore not shown.

The carrying amounts and fair values of the Company's financial instruments consisted of the following:


                                                            AT JUNE 30,
                                             ----------------------------------------
                                                     1998                1997
                                             -------------------  -------------------
                                                       ESTIMATED            ESTIMATED
                                             CARRYING    FAIR     CARRYING    FAIR
                                              AMOUNT     VALUE     AMOUNT     VALUE
                                             --------  ---------  --------  ---------
                                                          (In thousands)

Cash and cash equivalents .................  $  8,184   $  8,184  $  8,755   $  8,755
Investment securities available-for-sale ..     8,896      8,896    18,137     18,137
Investment securities held-to-maturity ....       388        388       780        780
Mortgage-backed and related
 securities available-for-sale ............    57,549     57,549    11,381     11,381
Mortgage-backed and related
 securities held-to-maturity ..............    65,282     66,185    85,430     86,149
Federal Home Loan Bank stock ..............     5,932      5,932     5,279      5,279
Loans receivable:
 Real estate (including home equity) ......   260,127    262,045   262,787    265,756
 Credit card and other consumer ...........     4,838      4,838     5,714      5,714
 Commercial ...............................    14,189     14,189     3,393      3,393
                                             --------   --------  --------   --------
                                             $279,154   $281,072  $271,894   $274,863
                                             ========   ========  ========   ========

Accrued interest receivable ...............  $  2,763   $  2,763  $  2,728   $  2,728

Deposits:
 NOW ......................................    10,439     10,439     9,699      9,699
 Money market .............................    27,995     27,995    20,730     20,730
 Passbooks ................................    21,158     21,158    21,952     21,952
 Certificates .............................   212,027    212,740   229,131    229,533
                                             --------   --------  --------   --------
                                             $271,619   $272,332  $281,512   $281,914
                                             ========   ========  ========   ========
Borrowings:
 Federal Home Loan Bank advances ..........  $117,059   $117,370  $ 92,073   $ 91,560

Accrued interest payable ..................  $  1,455   $  1,455  $  1,578   $  1,578

                     HALLMARK CAPITAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


15.  INCOME TAXES

Income tax expense (benefit) in the consolidated statements of income consists of the following:


                                                            CURRENT  DEFERRED   TOTAL
                                                            -------  --------  -------
                                                                  (In thousands)
    Year ended June 30, 1998:
 Federal...............................................     $ 1,551   ($250)   $ 1,301
 State.................................................         140     (38)       102
                                                            -------   -----    -------
                                                            $ 1,691   ($288)   $ 1,403
                                                            =======   =====    =======
   Year ended June 30, 1997:
 Federal...............................................
 State.................................................     $ 1,117   ($149)   $   968
                                                                 80     (22)        58
                                                            -------   -----    -------
                                                            $ 1,197   ($171)   $ 1,026
                                                            =======   =====    =======
    Year ended June 30, 1996:
 Federal...............................................     $   966   ($ 21)   $   945
 State.................................................          69      (5)        64
                                                            -------   -----    -------
                                                            $ 1,035   ($ 26)   $ 1,009
                                                            =======   =====    =======








Income tax expense attributable to income from operations was $1,403,000, $1,026,000 and $1,009,000 for the years ended June 30, 1998, 1997 and 1996, respectively, and differed from the amounts computed by applying the Federal income tax rate of 34 percent to pre-tax income from continuing operations as a result of the following:



                                                             YEARS ENDED JUNE 30,
                                                          -------------------------
                                                            1998     1997     1996
                                                          -------  -------  -------
                                                               (In thousands)
Computed "expected" tax expense........................   $1,429   $1,001   $  982

State income taxes, net of
  federal income tax benefit...........................       67       38       42

Change in valuation allowance..........................       --       --       (8)

Utilization of Low Income Housing Credits..............      (29)     (16)      --

Net increase in the cash surrender value
  of life insurance....................................      (15)     (14)     (14)

Other, net.............................................      (49)      17        7
                                                          ------   ------   ------
                                                          $1,403   $1,026   $1,009
                                                          ======   ======   ======

                     HALLMARK CAPITAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


15.  INCOME TAXES (CONTINUED)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:


                                                  AT JUNE 30,
                                            ---------------------
                                             1998           1997
                                            ------         ------
                                                (IN THOUSANDS)
Deferred Tax Assets:
 Deferred compensation..................     $ 217          $ 168
 Allowances for loan losses.............       863            628
 Deferred loan fees.....................        30             --
 Unrealized depreciation on securities
  available for sale....................        15            146
 Amortization of stock benefit plans....        --             16
 Other, net.............................        25             24
                                             -----          -----
Gross deferred tax assets...............     1,150            982


Deferred Tax Liabilities:
 Deferred loan fees.....................        --             73
 Depreciation...........................       146             93
 Mortgage servicing rights..............        37             29
 Other..................................       112             90
                                             -----          -----
 Gross deferred tax liabilities.........       295            285
                                             -----          -----
 Net deferred tax assets................     $ 855          $ 697
                                             -----          -----

The 1998 net deferred tax asset increased by $158,000. The difference between the increase and the deferred portion of tax expense is primarily attributable to the tax effect on the unrealized depreciation on securities available-for-sale which does not have an income statement impact in 1998 and 1997.

                     HALLMARK CAPITAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


16.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)


                                                                  FOR THE THREE MONTHS ENDED,
                                     -------------------------------------------------------------------------------------
                                     JUNE 30,  MAR. 31,   DEC. 31,   SEPT. 30,   JUNE 30,   MAR. 31,   DEC. 31,   SEPT. 30,
                                       1998      1998      1997        1997       1997        1997       1996       1996
                                      ------    ------    ------     -------     ------      ------     ------    -------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)

Interest and dividend income........  $8,118     $7,943   $8,162     $ 8,004     $7,844      $7,580     $7,334    $ 7,065
Interest expense....................   5,408      5,259    5,485       5,434      5,323       5,110      4,996      4,781
                                      ------    -------   ------     -------     ------      ------     ------    -------
Net interest income.................   2,710      2,684    2,677       2,570      2,521       2,470      2,338      2,284
Provision for loan losses...........     160        200      240         200        146         150        170        184
                                      ------    -------   ------     -------     ------      ------     ------    -------
Net interest income after
 provision for loan losses..........   2,550      2,484    2,437       2,370      2,375       2,320      2,168      2,100
Gain (loss) on sales of investments
 and mortgage-backed and
 related securities.................      --         --        9         (17)        --          --         --          7
Gain on sale of loans held for sale,
 net................................     160        114        2          21         81           1          5          8
Other non-interest income...........     247        251      225         196        233         236        234        223
                                      ------    -------   ------     -------     ------      ------     ------    -------
Total non-interest income...........     407        365      236         200        314         237        239        238
Total non-interest expense..........   1,880      1,811    1,576       1,580      1,564       1,543      1,513      2,426
                                      ------    -------   ------     -------     ------      ------     ------    -------
Income (loss) before income taxes...   1,077      1,038    1,097         990      1,125       1,014        894        (88)
Income tax expense (benefit)........     316        359      383         345        387         349        321        (31)
                                      ------    -------   ------     -------     ------      ------     ------    -------
Net income (loss)...................  $  761     $  679   $  714     $   645     $  738      $  665     $  573    $   (57)
                                      ======    =======   ======     =======     ======      ======     ======    =======

Earnings (loss) per share (basic)...  $ 0.27     $ 0.24   $ 0.26     $  0.24     $ 0.27      $ 0.25     $ 0.21    $ (0.02)
Earnings (loss) per share (diluted).  $ 0.26     $ 0.23   $ 0.25     $  0.23     $ 0.26      $ 0.24     $ 0.20    $ (0.02)
Market Information
 Trading range - high...............   16.75      17.50    19.00       13.25      11.25        9.69       8.88       8.75
          low.......................   14.00      14.75    13.00       10.50       8.75        8.50       8.38       7.25
          close.....................   14.00      15.50    17.00       12.88      10.69        9.00       8.88       8.38

No dividends were declared on the shares of Common Stock during the fiscal years ended June 30, 1998 and 1997.

                                    PART II


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

     None.


                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required by this item with respect to directors is included under the heading "Election of Directors" in the Company's definitive Proxy Statement dated September 25, 1998, relating to the 1998 Annual Meeting of Shareholders currently scheduled for October 29, 1998, which has been filed separately with the Securities and Exchange Commission pursuant to Rule 14a-6 under the Securities Exchange Act of 1934, as amended and in accordance with General Instruction G(3) to Form 10-K, not later than 120 days after the end of the Company's fiscal year, and which section is hereby incorporated herein by reference. Information concerning executive officers who are not directors, with the exception of Messrs. James D. Smessaert and Peter A. Gilbert, is contained in Part I of this Form 10-K pursuant to paragraph (b) of Item 401 of Regulation S-K in reliance on Instruction G(3).

ITEM 11.  EXECUTIVE COMPENSATION

     Information required by this item is included under the heading "Compensation of Executive Officers and Directors" in the Company's definitive Proxy Statement dated September 25, 1998, relating to the 1998 Annual Meeting of Shareholders currently scheduled for October 29, 1998, which has been filed separately with the Securities and Exchange Commission pursuant to Rule 14a-6 under the Securities Exchange Act of 1934, as amended and in accordance with General Instruction G(3) to Form 10-K, not later than 120 days after the end of the Company's fiscal year, and which section is hereby incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this item is included under the heading "Stock Ownership of Certain Beneficial Owners" in the Company's definitive Proxy Statement dated September 25, 1998, relating to the 1998 Annual Meeting of Shareholders currently scheduled for October 29, 1998, which has been filed separately with the Securities and Exchange Commission pursuant to Rule 14a-6 under the Securities Exchange Act of 1934, as amended and in accordance with General Instruction G(3) to Form 10-K, not later than 120 days after the end of the Company's fiscal year, and which section is hereby incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this item is included under the heading "Indebtedness of Management and Certain Transactions" in the Company's definitive Proxy Statement dated September 25, 1998, relating to the 1998 Annual Meeting of Shareholders currently scheduled for October 29, 1998, which has been filed separately with the Securities and Exchange Commission pursuant to Rule 14a-6 under the Securities Exchange Act of 1934, as amended and in accordance with General Instruction G(3) to Form 10-K, not later than 120 days after the end of the Company's fiscal year, and which section is hereby incorporated herein by reference.

                                    PART IV



ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


 (a)(1)  FINANCIAL STATEMENTS

     The following financial statements and financial statement schedules are included under a separate caption "Financial Statements and Supplementary Data" in Part II, Item 8 hereof and are incorporated herein by reference.


     Independent Auditor's Report

     Consolidated Statements of Financial Condition at June 30, 1998 and 1997

     Consolidated Statements of Income for Years Ended June 30, 1998, 1997 and 1996

     Consolidated Statements of Shareholders' Equity for Years Ended June 30, 1998, 1997 and 1996

     Consolidated Statements of Cash Flows for Years Ended June 30, 1998, 1997 and 1996

     Notes to Consolidated Financial Statements

  (a)(2)  FINANCIAL STATEMENT SCHEDULES

     All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Consolidated Financial Statements.


                                                                                         SEQUENTIAL
(a)(3)  EXHIBITS                                                                         PAGE NUMBER
        --------                                                                         -----------
   3.1  Amended Articles of Incorporation of Registrant
   3.2  Amended By-laws of Registrant
   3.3  Stock Charter of West Allis Savings Bank
   3.4  By-laws of West Allis Savings Bank
  10.1  West Allis Savings Bank 401(k) Savings Plan
  10.2  West Allis Savings Bank Employee Stock Ownership Plan
  10.3  Credit Agreement by and between West Allis Savings Bank,
         Employee Stock Ownership Trust and Company
  10.4  West Allis Savings Bank Management Recognition and Retention Plan
  10.5  Hallmark Capital Corp. 1993 Incentive Stock Option Plan, as amended
  10.6  Hallmark Capital Corp. 1993 Stock Option Plan for Outside Directors, as amended
  10.7  Employment Agreement - James D. Smessaert
  10.8  Employment Agreement - Peter A. Gilbert
  10.9  Employment Agreement - Arthur E. Thompson
  10.1  Executive Employee Salary Continuation Agreement - James D. Smessaert
  11.1  Statement regarding computation of per share earnings                          See Footnote (1) in Part II Item 8
  13.1  1998 President's Message (attached)                                            Included herewith
  21.1  Subsidiaries of the Registrant                                                 See "Subsidiaries" in Part I Item 1
  23.1  Consent of KPMG Peat Marwick, LLP                                              Attached
  24.1  Powers of Attorney for certain officers and directors
  27.0  Financial Data Schedule
  99.1  Appraisal Agreement with J.G. Cornwell and Co.
  99.2  Appraisal Report of J.G. Cornwell and Co.
  99.3  Stock Order Form for Subscription and Community Offerings
  99.4  Proxy Statement for Special Meeting of Members of West Allis Savings Bank
  99.5  Marketing Materials
  99.6  Proxy Statement for 1998 Annual Meeting of Shareholders                        Attached

------------------

  A copy of the exhibits listed herein can be obtained by writing to Arthur E. Thompson, Chief Financial Officer, Hallmark Capital Corp., 5555 N. Port Washington Road, Glendale, Wisconsin 53217.

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


                         HALLMARK CAPITAL CORP.

                         /s/  James D. Smessaert
                         -----------------------------------------
                         James D. Smessaert, Chairman
                         President and Chief Executive Officer

                         Date:    September 16, 1998
                                ------------------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/        Floyd D. Brink                    /s/      Peter A. Gilbert
----------------------------------------     ------------------------------------------------
Floyd D. Brink, Director                     Peter A. Gilbert, Executive Vice President,
                                             Corporate Secretary and Director

Date:    September 16, 1998                  Date:    September 16, 1998
       ----------------------------                 ----------------------------------




/s/        Reginald M. Hislop, III           /s/        Charles E. Rickheim
----------------------------------------     ------------------------------------------------
Reginald M. Hislop, III, Director            Charles E. Rickheim, Director

Date:    September 16, 1998                  Date:    September 16, 1998
       ----------------------------                 ----------------------------------




/s/        James D. Smessaert                /s/        Arthur E. Thompson
----------------------------------------     ------------------------------------------------
James D. Smessaert, Chairman,                Arthur E. Thompson
President and Chief Executive Officer        Chief Financial Officer and Corporate Treasurer
(Principal Executive Officer)                (Principal Financial and Accounting Officer)

Date:    September 16, 1998                  Date:    September 16, 1998
       ----------------------------                 ----------------------------------




/s/        Donald A. Zellmer
----------------------------------------
Donald A. Zellmer, Director

Date:    September 16, 1998
       ----------------------------

                                EXHIBIT INDEX
                                -------------



Exhibit No.                  Description
----------                   -----------

    27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.