Form 10-Q
period 1998-09-30
HALLMARK CAPITAL CORP
filed 1998-11-13
CIK 910522

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter Ended September 30, 1998             Commission File Number 0-22224
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days.

                               (1) Yes [X] No [ ]
                               (2) Yes [X] No [ ]



The number of shares outstanding of the issuer's common stock, par value $1.00 per share, was 2,938,608 at November 9, 1998, the latest practicable date.

                      HALLMARK CAPITAL CORP. AND SUBSIDIARY
                                    FORM 10-Q



Part I.  Financial Information

         Item 1.  Financial Statements (unaudited):


                  Consolidated Statements of Financial Condition
                     as of September 30, 1998 (unaudited) and June 30, 1998...............................       1

                  Consolidated Statements of Income for the Three Months
                     ended September 30, 1998 and 1997 (unaudited)........................................       2

                  Consolidated Statements of Shareholders' Equity
                     for the Three Months Ended September 30, 1998 and 1997 (unaudited)...................       3

                  Consolidated Statements of Cash Flows for the Three Months
                     ended September 30, 1998 and 1997 (unaudited)........................................       4

                  Notes to Consolidated Financial Statements (unaudited)..................................       6


         Item 2.  Management's Discussion and Analysis of Financial Condition
                     and Results of Operations............................................................      11


         Item 3.  Quantitative and Qualitative Disclosure About Market Risk...............................      24


Part II. Other Information

         Item 1.  Legal Proceedings.......................................................................      25

         Item 2.  Changes in Securities...................................................................      25

         Item 3.  Defaults Upon Senior Securities.........................................................      25

         Item 4.  Submission of Matters to a Vote of Security Holders.....................................      25

         Item 5.  Other Information.......................................................................      25

         Item 6.  Exhibits and Reports on Form 8-K........................................................      25

                  Signature Page..........................................................................      26



                      HALLMARK CAPITAL CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 (In thousands)


                                                                               SEPTEMBER 30,            JUNE 30,
                                                                                   1998                   1998
                                                                           --------------------   --------------------
ASSETS                                                                          (Unaudited)

Cash and non-interest bearing deposits.....................................      $  3,775              $  1,998
Interest-bearing deposits..................................................        23,793                 6,186
                                                                                 --------              --------
Cash and cash equivalents..................................................        27,568                 8,184

Securities available-for-sale (at fair value):
  Investment securities....................................................         8,909                 8,896
  Mortgage-backed and related securities...................................        63,196                57,549
Securities held-to-maturity:
  Investment securities (fair value - $388 at
    September 30, 1998 and June 30, 1998)..................................           388                   388
  Mortgage-backed and related securities (fair value -
    $61,372 at September 30, 1998; $66,185 at June 30, 1998)...............        60,499                65,282
Loans receivable, net......................................................       281,330               280,889
Loans held for sale, at lower of cost or market............................         3,363                 2,056
Investment in Federal Home Loan Bank stock, at cost........................         6,432                 5,932
Foreclosed properties, net.................................................            11                    11
Office properties and equipment............................................         5,676                 5,653
Prepaid expenses and other assets..........................................         4,343                 3,534
                                                                                 --------              --------
          Total assets.....................................................      $461,715              $438,374
                                                                                 ========              ========

LIABILITIES AND SHaREHOLDERS' EQUITY

Liabilities:
  Deposits.................................................................      $292,122              $271,619
  Notes payable to Federal Home Loan Bank..................................       127,059               117,059
  Payable for investments purchased........................................             -                 9,858
  Advance payments by borrowers for taxes and insurance....................         4,643                 3,163
  Accrued interest on deposit accounts and other borrowings................         1,572                 1,455
  Accrued expenses and other liabilities...................................         1,926                 1,767
                                                                                 --------              --------
          Total liabilities................................................      $427,322              $404,921

Shareholders' Equity:
  Preferred stock, $1.00 par value; authorized 2,000,000 shares;
    none outstanding.......................................................             -                     -
  Common stock, $1.00 par value; authorized 6,000,000 shares;
     issued 3,162,500 shares; outstanding 2,938,608 shares at
     September  30,1998 and 2,933,608 shares at June 30, 1998..............         3,162                 3,162
  Additional paid-in capital...............................................         9,600                 9,512
  Unearned ESOP compensation...............................................          (505)                 (532)
  Unearned restricted stock award..........................................          (103)                 (124)
  Net unrealized appreciation (depreciation) on securities
     available-for-sale....................................................            39                   (27)
  Treasury stock, at cost:  223,892 shares at September 30, 1998         ..
     and 228,892 shares at June 30, 1998...................................        (1,354)               (1,385)
  Retained earnings, substantially restricted..............................        23,554                22,847
                                                                                 --------             ---------
          Total shareholders' equity.......................................      $ 34,393             $  33,453
                                                                                 --------             ---------
          Total liabilities and shareholders' equity.......................      $461,715             $ 438,374
                                                                                 ========             =========


           See accompanying Notes to Consolidated Financial Statements

                      HALLMARK CAPITAL CORP. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except for per share data)
                                   (Unaudited)

                                                                                        THREE MONTHS ENDED
                                                                                ----------------------------------
                                                                                          SEPTEMBER 30,
                                                                                     1998                 1997
                                                                                --------------        ------------
                                                                                          (IN THOUSANDS)

INTEREST INCOME:
  Loans receivable.........................................................        $5,901                $5,859
  Mortgage-backed and related securities...................................         2,067                 1,633
  Securities and interest-bearing deposits.................................           392                   512
                                                                                   ------                ------
          Total interest income............................................         8,360                 8,004

INTEREST EXPENSE:
  Deposits.................................................................         3,698                 3,905
  Advance payments by borrowers for taxes and insurance....................            26                    29
  Notes payable and other borrowings.......................................         1,839                 1,500
                                                                                   ------                ------
          Total interest expense...........................................         5,563                 5,434
                                                                                   ------                ------

Net interest income........................................................         2,797                 2,570
Provision for losses on loans..............................................           130                   200
                                                                                   ------                ------
Net interest income after provision for losses on loans....................         2,667                 2,370


Non-interest income:
  Service charges on loans.................................................            78                    45
  Service charges on deposit accounts......................................           113                   114
  Loan servicing fees, net.................................................            14                    21
  Insurance commissions....................................................            19                     4
  Gain (loss) on sale of securities and
     mortgage-backed and related securities, net...........................             -                   (17)
  Gain on sale of loans....................................................           214                    21
  Other income.............................................................            42                    12
                                                                                   ------                ------
          Total non-interest income........................................           480                   200

NON-INTEREST EXPENSE:
  Compensation and benefits................................................         1,239                   957
  Marketing................................................................            66                    51
  Occupancy and equipment..................................................           409                   243
  Deposit insurance premiums...............................................            42                    43
  Other non-interest expense...............................................           318                   286
                                                                                   ------                ------
          Total non-interest expense.......................................         2,074                 1,580

Income before income taxes.................................................         1,073                   990
Income taxes...............................................................           355                   345
                                                                                   ------                ------
          Net  income......................................................        $  718                $  645
                                                                                   ======                ======
          Earnings per share (basic).......................................        $ 0.26                $ 0.24
                                                                                   ======                ======
          Earnings per share (diluted).....................................        $ 0.25                $ 0.23
                                                                                   ======                ======




     See accompanying Notes to Consolidated Financial Statements (unaudited)

                      HALLMARK CAPITAL CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                 Additional     Unearned       Unearned    Unrealized
                                                     Common       Paid-In        ESOP         Restricted      Gains
                                                      Stock        Capital    Compensation       Stock      (Losses)
                                                     ------      ----------   ------------    ----------   ----------
THREE MONTHS ENDED SEPTEMBER 30, 1998
Balance at June 30, 1998...........................   $3,162       $9,512    ($    532)     ($    124)     ($    27)

Net income.........................................        -            -            -              -             -

Amortization of unearned ESOP and
  restricted stock award compensation..............        -           69           27             21             -

Exercise of stock options (5,000 shares)...........        -           19            -              -             -

Unrealized appreciation on securities
  available for sale, net of tax benefit...........        -            -            -              -            66
                                                      ------       ------     --------       --------       -------

Balance at September 30, 1998......................   $3,162       $9,600    ($    505)     ($    103)      $    39
                                                      ======       ======     ========       ========       =======

THREE MONTHS ENDED SEPTEMBER 30, 1997
Balance at June 30, 1997...........................   $3,162       $9,022    ($    632)     ($    208)     ($   225)

Net income.........................................        -            -            -              -             -

Amortization of unearned ESOP and
  restricted stock award compensation..............        -           51           27             21             -

Realized loss on sale of securities
  available-for-sale...............................        -            -            -              -            17

Related tax benefit on sale of securities
  available-for-sale...............................        -            -            -              -            (6)

Unrealized appreciation on securities
  available for sale, net of tax benefit...........        -            -            -              -           128
                                                      ------       ------     --------       --------       -------

Balance at September 30, 1997......................   $3,162       $9,073    ($    605)     ($    187)     ($    86)
                                                      ======       ======     ========       ========       =======


                                                                                  Total         Other
                                                        Treasury    Retained  Shareholders' Comprehensive
                                                          Stock     Earnings     Equity        Income
                                                        --------    --------  ------------   -----------
THREE MONTHS ENDED SEPTEMBER 30, 1998
Balance at June 30, 1998...........................     ($1,385)    $22,847     $33,453       $    -

Net income.........................................           -         718         718          718

Amortization of unearned ESOP and
  restricted stock award compensation..............           -           -         117            -

Exercise of stock options (5,000 shares)...........          31         (11)         39            -

Unrealized appreciation on securities
  available for sale, net of tax benefit...........           -           -          66           66
                                                         ------     -------     -------       ------

Balance at September 30, 1998......................     ($1,354)    $23,554     $34,393       $  784
                                                         ======     =======     =======       ======

THREE MONTHS ENDED SEPTEMBER 30, 1997
Balance at June 30, 1997...........................     ($1,592)    $20,145     $29,672       $    -

Net income.........................................           -         645         645          645

Amortization of unearned ESOP and
  restricted stock award compensation..............           -           -          99            -

Realized loss on sale of securities
  available-for-sale...............................           -           -          17           17

Related tax benefit on sale of securities
  available-for-sale...............................           -           -          (6)          (6)

Unrealized appreciation on securities
  available for sale, net of tax benefit...........           -           -         128          128
                                                         ------     -------     -------       ------

Balance at September 30, 1997......................     ($1,592)    $20,790     $30,555       $  784
                                                         ======     =======     =======       ======


     See accompanying Notes to Consolidated Financial Statements (unaudited)

                      HALLMARK CAPITAL CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)




                                                                                       THREE MONTHS ENDED
                                                                                            SEPTEMBER 30,
                                                                                    1998                   1997
                                                                                 -----------             ----------
                                                                                          (IN THOUSANDS)

OPERATING ACTIVITIES
Net Income.................................................................     $     718              $    645
Adjustments to reconcile net income to cash
provided by (used in) operating activities:
  Provision for losses on loans and real estate............................           130                   200
  Provision for depreciation and amortization..............................           105                    73
  Net  loss on sales of investments and
    mortgage-backed and related securities.................................             -                    17
  Net gain on sale of loans................................................          (214)                  (21)
  Amortization of unearned ESOP and restricted stock awards................           136                    99
  Loans originated for sale................................................       (13,975)               (3,048)
  Sales of loans originated for sale.......................................        12,668                 3,048
  Decrease (increase) in prepaid expenses and other assets.................          (809)                  288
  Decrease in payables for investments purchased...........................        (9,858)                    -
  Other adjustments........................................................           211                   (33)
                                                                                ---------              --------
Net cash provided by (used in) operating activities........................       (10,888)                1,268
                                                                                ---------              --------

INVESTING ACTIVITIES
Proceeds from the sale of securities available-for-sale....................             -                 7,032
Purchases of securities available-for-sale.................................       (21,238)               (5,799)
Purchases of mortgage-backed and related securities........................             -                  (352)
Principal collected on mortgage-backed and related securities..............        20,473                 4,553
Net increase in loans receivable...........................................          (357)               (8,844)
Purchase of Federal Home Loan Bank stock...................................          (500)                    -
Purchases of office properties and equipment, net..........................          (128)                 (103)
                                                                                ---------              --------
Net cash used in investing activities......................................        (1,750)               (3,513)
                                                                                ---------              --------

FINANCING ACTIVITIES
Net increase (decrease) in deposits........................................        20,503                  (307)
Proceeds from long-term notes payable to Federal Home Loan Bank............        15,000                 6,500
Net decrease in short-term notes payable to Federal Home Loan Bank.........        (5,000)                    -
Stock option transactions..................................................            39                     -
Net increase in advance payments by borrowers for
  taxes and insurance......................................................         1,480                 1,522
                                                                                ---------              --------
Net cash provided by financing activities..................................        32,022                 7,715
                                                                                ---------              --------
Increase in cash and cash equivalents......................................        19,384                 5,470
Cash and cash equivalents at beginning of period...........................         8,184                 8,755
                                                                                ---------              --------
Cash and cash equivalents at end of period.................................     $  27,568              $ 14,225
                                                                                =========              ========


     See accompanying Notes to Consolidated Financial Statements (unaudited)

\

                      HALLMARK CAPITAL CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                        THREE MONTHS ENDED
                                                                                           SEPTEMBER 30,
                                                                                   --------------------------------

                                                                                        1998              1997
                                                                                   --------------     ------------

                                                                                            (IN THOUSANDS)
Supplemental disclosures of cash flow information:

Interest paid (including amounts credited to deposit accounts) ..............        $5,422            $5,426

Income taxes paid ...........................................................        $  335            $  412


Non-cash transactions:

Loans transferred to foreclosed properties ..................................             -            $  255




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

The results of operations and other data for the three months ended September 30, 1998 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 1999.

The unaudited consolidated financial statements include the accounts of Hallmark Capital Corp. (the "Company") and its wholly-owned subsidiary, West Allis Savings Bank and subsidiaries (the "Bank") as of and for the three months ended September 30, 1998. All material intercompany accounts and transactions have been eliminated in consolidation.

Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, was adopted July 1, 1998. Previous periods have been reclassified for comparative purposes. Adoption has no effect on financial condition or results of operations.

(2)  EMPLOYEE BENEFIT PLANS

At September 30, 1998, the Company has reserved 431,936 shares of common stock for non-qualified stock option plans for employees and directors. With respect to options which have not been granted, the option exercise price cannot be less than the fair market value of the underlying common stock as of the date of option grant, and the maximum term cannot exceed ten years. The following is a summary of stock option activity for the three months ended September 30, 1998:


                                                                              SHARES UNDER         OPTION PRICE
                                                                                 OPTION              PER SHARE
                                                                              ------------        --------------
Outstanding and exercisable at June 30, 1998.............................        321,274          $4.00 - $7.625
    Exercised............................................................         (5,000)                  $4.00
                                                                               ---------          --------------
Outstanding and exercisable at September 30, 1998........................        316,274          $4.00 - $7.625


(3)  EARNINGS PER SHARE

Basic earnings per share of common stock for the three months ended September 30, 1998 and 1997 have been computed by dividing net income for the period by the weighted average number of shares of common stock reduced by ungranted restricted stock and uncommitted ESOP shares. Diluted earnings per share is calculated by dividing net income by the sum of the weighted average shares used in the basic earnings per share calculation plus the effect of dilutive stock options. The effect of dilutive stock options is calculated using the treasury stock method. The computation of earnings per share is as follows:


For the Three Months Ended September 30, 1998                             Basic            Diluted
---------------------------------------------                             -----            -------

         Weighted average common shares outstanding...........         2,935,891        2,935,891
         Ungranted restricted stock...........................           (18,462)         (18,462)
         Uncommitted ESOP shares..............................          (132,825)        (132,825)
         Common stock equivalents due to
            dilutive effect of stock options..................                 -          115,967
                                                                    ------------       ----------

         Total weighted average common shares
            and equivalents outstanding.......................         2,784,604        2,900,571
                                                                    ============    =============
            Net income for period.............................          $718,000    $     718,000
            Earnings per share................................      $       0.26    $        0.25
                                                                    ============    =============

For the Three Months Ended September 30, 1997                              Basic          Diluted
---------------------------------------------                              -----          -------

         Weighted average common shares outstanding...........         2,885,900        2,885,900
         Ungranted restricted stock...........................           (18,462)         (18,462)
         Uncommitted ESOP shares..............................          (152,042)        (152,042)
         Common stock equivalents due to
            dilutive effect of stock options..................                 -          130,188
                                                                    ------------    -------------

         Total weighted average common shares
            and equivalents outstanding.......................         2,715,396        2,845,584
                                                                    ============    =============
            Net income for period.............................      $    645,000    $     645,000
            Earnings per share................................      $       0.24    $        0.23
                                                                    ============    =============


(4)  COMMITMENTS AND CONTINGENCIES

Commitments to originate mortgage loans of $4.4 million at September 30, 1998 represent amounts which the Bank expects to fund during the quarter ending December 31, 1998. There were commitments of $3.4 million to sell fixed-rate mortgage loans at September 30, 1998. The Bank had unissued credit under existing home equity line-of-credit loans and credit card lines of $13.2 million and $8.6 million, respectively, as of September 30, 1998. Also, the Bank had unused credit under existing commercial line-of-credit loans of $4.8 million at September 30, 1998. The Bank had no commitments to purchase adjustable-rate or fixed-rate mortgage-backed and related securities as of September 30, 1998.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of September 30, 1998, that the Bank meets all capital adequacy requirements to which it is subject.

As of September 30, 1998, the Bank is well capitalized as defined by regulatory standards. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank's category.

The Bank's actual capital amounts and ratios are presented in the tables below.



                                                                                               TO BE WELL CAPITALIZED
                                                                           FOR CAPITAL         UNDER PROMPT CORRECTIVE
                                                       ACTUAL           ADEQUACY PURPOSES         ACTION PROVISIONS
                                                       ------           -----------------      -----------------------
                                                  AMOUNT     RATIO      AMOUNT      RATIO        AMOUNT        RATIO
                                                  ------     -----      ------      -----        ------        -----
                                                                     (DOLLARS IN THOUSANDS)
As of September 30, 1998:
   Tier I Capital Leverage (to Average Assets):
     Consolidated........................        $34,336    7.82%       $13,171      3.00%       $21,951         5.00%
     West Allis Savings Bank.............         30,909    7.07         13,110      3.00         21,849         5.00
   Tier I Capital (to Risk-Weighted Assets):
     Consolidated........................         34,336   12.72         10,801      4.00         16,202         6.00
     West Allis Savings Bank.............         30,909   11.48         10,766      4.00         16,149         6.00
   Total Capital (to Risk-Weighted Assets):
     Consolidated........................         36,783   13.62         21,603      8.00         27,003        10.00
     West Allis Savings Bank.............         33,356   12.39         21,532      8.00         26,915        10.00


As a state-charted savings bank, the Bank is also subject to a minimum regulatory capital requirement of the State of Wisconsin. At September 30, 1998, on a fully-phased-in basis of 6.0%, the Bank had actual capital of $33,414,000 with a required amount of $27,847,000, for excess capital of $5,567,000.

(6)  LOANS RECEIVABLE

Loans receivable are summarized as follows:



                                                            SEPTEMBER 30,               JUNE 30,
                                                                1998                     1998
                                                        --------------------     --------------------
                                                                               (IN THOUSANDS)
                                                                                                          Increase
                                                          Amount    Percent        Amount    Percent     (Decrease)
                                                          ------    -------        ------    -------     ----------
Real estate mortgage loans:
    Residential one-to-four family...................   $154,859      53.3%      $155,082      53.7%         $(223)
    Home equity......................................     24,555       8.4%        25,079       8.7%          (524)
    Residential multi-family.........................     37,897      13.0%        33,513      11.6%         4,384
    Commercial real estate...........................     35,395      12.2%        34,610      12.0%           785
    Residential construction.........................      4,976       1.7%         6,838       2.4%        (1,862)
    Other construction and land......................     15,941       5.5%        13,874       4.8%         2,067
                                                      ----------    -------    ----------    -------      --------
         Total real estate mortgage loans............    273,623      94.1%       268,996      93.2%         4,627

Consumer-related loans:
    Automobile......................................         650       0.2%           755       0.3%          (105)
    Credit card......................................      2,713       1.0%         2,777       1.0%           (64)
    Other consumer loans.............................      1,213       0.4%         1,476       0.4%          (263)
                                                      ----------    -------    ----------    -------    ----------
         Total consumer-related loans................      4,576       1.6%         5,008       1.7%          (432)
                                                      ----------    -------    ----------    -------    -----------

Commercial loans.....................................     12,596       4.3%        14,646       5.1%        (2,050)
                                                     -----------    -------    ----------   --------     ----------
         Gross loans.................................    290,795     100.0%       288,650     100.0%        $2,145

Accrued interest receivable..........................      1,806                    1,764

Less:
    Undisbursed portion of loan proceeds.............     (8,335)                  (6,848)
    Deferred loan fees...............................       (444)                    (319)
    Unearned interest................................        (44)                     (29)
    Allowances for loan losses.......................     (2,448)                  (2,329)
                                                     -----------              -----------

                                                        $281,330                 $280,889
                                                     ===========              ===========

Loans serviced for investors totaled $27.1 million and $25.7 million at September 30, 1998 and June 30, 1998, respectively.

(7)  NOTES PAYABLE AND OTHER BORROWINGS

Notes payable and other borrowings are summarized as follows (dollars in thousands):



                                           SEPTEMBER 30, 1998                      JUNE 30, 1998
                                      ---------------------------      -------------------------------
                                                         WEIGHTED                             WEIGHTED
                                                          AVERAGE                              AVERAGE
                             MATURITY       AMOUNT         RATE                 AMOUNT          RATE
                             --------       ------         ----                 ------          -----
Advances from
  Federal Home Loan Bank       1998         $3,000         5.60%                $8,000          5.51%
                               1999         21,000         6.62%                21,000          6.62
                               2000         22,007         6.24                 22,007          6.24
                               2001          3,000         5.91                  3,000          5.91
                               2002         28,500         5.61                 28,500          5.61
                               2003          8,052         5.13                  3,052          5.60
                               2004          5,000         6.32                  5,000          6.32
                               2005          5,000         5.33                      -             -
                               2007          6,500         6.52                  6,500          6.52
                               2008         25,000         4.99                 20,000          4.95
                                        ----------                            --------
                                          $127,059         5.80%              $117,059          5.87%
                                          ========         =====              ========          =====


FHLB advances totaled $127.1 million or 100.0% and $117.1 million or 100.0% of total borrowings at September 30, 1998 and June 30, 1998, respectively. The Company is required to maintain as collateral unencumbered one-to-four family mortgage loans in its portfolio such that the outstanding balance of FHLB advances does not exceed 60% of the book value of this collateral. The Company had delivered mortgage-backed securities with a carrying value of $45.1 million and $30.7 million at September 30, 1998 and June 30, 1998, respectively. In addition, all FHLB advances are collateralized by all Federal Home Loan Bank stock and are subject to prepayment penalties. The Company's unused advance line with the Federal Home Loan Bank was $4.1 million at September 30, 1998. Variable rate term borrowings consist of $8.0 million tied to the one-month LIBOR index.

The Company enters into sales of mortgage-backed securities with agreements to repurchase identical securities (reverse repurchase agreements) and substantially identical securities (dollar reverse repurchase agreements). These transactions are treated as financings with the obligations to repurchase securities reflected as a liability. The dollar amount of securities underlying the agreements remains in the asset accounts. The securities underlying the agreements are delivered to the counterparty's account. There were no liabilities recorded under agreements to repurchase identical and substantially identical securities at September 30, 1998 and June 30, 1998.

                      HALLMARK CAPITAL CORP. AND SUBSIDIARY

 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD-LOOKING STATEMENTS

When used in this Quarterly Report on Form 10-Q or future filings with the Securities and Exchange Commission, in annual reports or press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, various words or phrases are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include words and phrases such as: "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," "intends" or similar expressions and various other statements indicated herein with an asterisk after such statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors could affect the Company's financial performance and could cause actual results for future periods to differ materially from those anticipated or projected. Such factors include, but are not limited to: (i) general market interest rates, (ii) general economic conditions, (iii) legislative/regulatory changes, (iv) monetary and fiscal policies of the U.S. Treasury and Federal Reserve, (v) changes in the quality or composition of the Company's loan and investment portfolios, (vi) demand for loan products, (vii) deposit flows, (viii) competition, (ix) demand for financial services in the Company's markets, and (x) changes in accounting principles, policies or guidelines.

The Company does not undertake and specifically disclaims any obligation to update any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

GENERAL

In order to maximize shareholder value, the Company continues to pursue a strategy of effectively utilizing the capital acquired in the Bank's Conversion and the Company's initial public offering consummated in December 1993. The Company believes that its effective utilization of capital is best achieved through the growth of the Company's business. Pursuant to the Company's post-Conversion strategic plan, this growth is to be achieved through the expansion of the Company's asset base and diversification of the Company's portfolio into higher yielding assets, and is to be implemented in two stages. In stage one, implemented in fiscal 1994 through the first half of fiscal 1997, management focused on achieving a target asset size for the Company established by the Board of Directors. In stage two, which commenced in the second half of fiscal 1996 and will continue in fiscal 1999, management focused, and intends to continue to focus, on portfolio diversification coupled with a moderate increase in the rate of growth of the Company's asset base.

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

Starting in the latter half of fiscal 1996 and continuing in fiscal 1998, the Company implemented the second stage of its post-Conversion plan in order to continue to increase net income, earnings per share, ROAE and ROAA. This strategy involved shifting the focus from asset growth to asset portfolio diversification, while maintaining prudent capital and liquidity levels. This was, and continues to be achieved by altering the composition of loans and securities originated, purchased, sold and held in the total asset portfolio. In particular, the Company focused and will focus on originating and purchasing higher-yielding multi-family, commercial real estate and commercial business loans secured by properties or assets located within the Company's primary lending area (as defined herein), which will either replace or supplement the lower-yielding one-to-four family mortgage loans and principal run-off from the mortgage securities portfolio.* The Company also evaluated opportunities to purchase multi-family and commercial real estate loans or participation interests in such loans secured by properties located outside the Company's primary lending area. In fiscal 1998, the Company purchased an aggregate of $25.5 million, or 8.9% of gross loans at June 30, 1998, of loans and participation interests in loans originated by other lenders and secured by properties located outside of the Company's primary lending area (as defined herein). These loans and participation interests consisted primarily of commercial real estate and commercial real estate construction loans. The Company also expanded its opportunities to originate higher-yielding loans by establishing a new commercial lending division which offers commercial/industrial real estate term loans, equipment leasing, inventory/equipment/receivables financing, lines of credit, letters of credit and SBA loan programs. The Company originated and purchased $35.6 million in various commercial business loans, either unsecured or secured by commercial business assets as of June 30, 1998, of which $6.28 million were secured by business assets located outside of the Company's primary lending area. Asset portfolio diversification in fiscal 1998 was funded through principal repayment cash flows from existing assets, wholesale brokered and non-brokered deposits, the sale of mortgage-backed and related securities, retail deposits and FHLB advances.

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

The Company intends to fund its asset portfolio diversification in fiscal 1999 by a combination of retail deposits, brokered deposits, borrowings, the sale of one-to-four family mortgage loans in the secondary market, the maturity and sale of mortgage-backed and related securities and FHLB advances.*

In addition, in fiscal 1999, the Company intends to continue increasing the activities of its commercial lending division as another element of the overall portfolio diversification strategy.* The focus of the Company's commercial lending operation will be small business loans and leases. Management currently anticipates that the commercial lending division will generate approximately $40 million in new commercial loans/leases during fiscal 1999.* Management believes that the commercial lending component of its operations will benefit the Company longer term, and should contribute to a long-term increase in net income and return on equity.* The commercial lending division also has enhanced the Company's core deposit base, through the establishment of new deposit relationships with the commercial lending division's customers. As of June 30, 1998, commercial deposits totaled $5.9 million or 2.16% of the Company's core deposit base.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds are retail and wholesale brokered deposits, proceeds from principal and interest payments on loans, principal and interest payments on mortgage-backed and related securities and FHLB-Chicago advances. Alternative funding sources are evaluated and utilized based upon factors such as interest rates, availability, maturity, administrative costs and retention capability. Although maturity and scheduled amortization of loans are predicable sources of funds, deposit flows, mortgage prepayments and prepayments on mortgage-backed and related securities are influenced significantly by general interest rates, economic conditions and competition. Mortgage loans and mortgage securities prepayments increased in fiscal 1996 as interest rates declined for the first half of the fiscal year before increasing in the last half of the fiscal year. During the fiscal year 1997 and 1998, prepayments increased as interest rates decreased in the second half of the fiscal year. Also, during the three months ended September 30, 1998 prepayments continued to increase as interest rates continued to decline.

The primary investing activity of the Company is the origination and purchase of loans and the purchase of mortgage-backed and related securities. For the three months ended September 30, 1998, the Company originated and purchased loans totaling $54.0 million and $4.0 million, respectively, as compared to the three months ended September 30, 1997 when originated and purchased loans totaled $26.8 million and $2.6 million, respectively. Purchases of mortgage-backed and related securities held-to-maturity for the three months ended September 30, 1998 and 1997 totaled $$3.8 million and $352,000, respectively. There were no purchases of investment securities held-to-maturity for the three months ended September 30, 1998 and 1997. For the three months ended September 30, 1998 and 1997, these activities were funded primarily by principal repayments on loans of $41.6 million and $27.8 million, respectively; principal repayments on mortgage-backed and related securities of $20.5 million and $4.6 million, respectively; proceeds from the sale of mortgage loans of $12.7 million and $3.0 million, respectively; net proceeds from notes payable to the FHLB-Chicago of $15.0 million and $6.5 million, respectively; and a net increase in deposits of $20.5 million during the 1998 period. Purchases of securities available-for-sale totaled $21.2 million and sales were $0 for the three months ended September 30, 1998, compared to purchases of $5.8 million and sales of $7.0 million for the three months ended September 30, 1997.

The Company is required to maintain minimum levels of liquid assets under the regulations of the Wisconsin Department of Financial Institutions, Division of Savings and Loan for state-chartered stock savings banks. Savings banks are required to maintain an average daily balance of liquid assets (including cash, certain time deposits, certain bankers acceptances, certain corporate debt securities, securities of certain mutual funds and specified United States government, state or federal agency obligations) of not less than 8.0%. The Company's liquidity ratio was 25.69% at September 30, 1998. The Company adjusts its liquidity levels to meet various funding needs and to meet its asset and liability management objectives.

The Company's most liquid assets are cash and cash equivalents, which include investments in highly-liquid, short-term investments. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. At September 30, 1998 and June 30, 1998, cash and cash equivalents were $27.6 million and $8.2 million, respectively. The increase in cash and cash equivalents was due to an increase in wholesale brokered deposits and advance borrowings from the FHLB-Chicago.

Management believes that the strategy of leveraging the capital acquired in the Conversion to achieve the targeted asset size established by the Board of Directors within a three-to-five year period following the Conversion, could not have been achieved solely through the use of retail deposits from the local market. Management also believes that the costs, overhead and interest expense of achieving comparable retail deposit growth would have exceeded the costs related to the use of FHLB-Chicago advances and wholesale brokered deposits as a funding source. However, management recognizes that the likelihood for retention of brokered certificates of deposit is more a function of the rate paid on such accounts as compared to retail deposits which may be established due to Bank location or other intangible reasons. The Company maintains a $10.0 million backup credit facility for contingency purposes to replace funds from wholesale brokered deposits should retention of those deposits diminish due to extraordinary events in the financial markets. The Company's overall cost of funds has increased in recent years due primarily to a much greater percentage of the deposits being in certificates, both wholesale brokered and retail, as opposed to passbooks, money market accounts and checking accounts. Management believes that a significant portion of its retail deposits will remain with the Company and, in the case of wholesale brokered deposits, may be replaced with similar type accounts even should the level of interest rates change. However, in the event of a significant increase in market interest rates, the cost of obtaining replacement brokered deposits would increase as well.

At September 30, 1998, retail and wholesale certificates of deposit totaled $87.5 million and $142.5 million, respectively. Management believes that a significant portion of its retail deposits will remain with the Company and, in the case of wholesale brokered deposits, may be replaced with similar type accounts even should the level of interest rates change.* However, in the event of a significant increase in market interest rates, the cost of obtaining replacement wholesale deposits and FHLB advances would increase as well.

The Bank's Board of Directors has set a maximum limitation of total borrowings equal to 32% of total assets. This internal limit is 3% below the allowable borrowing limit (for all borrowings including FHLB advances and reverse repurchase agreements) of 35% of total assets established by the FHLB-Chicago. At September 30, 1998, FHLB advances totaled $127.1 million or 27.5% of the Bank's total assets and there were no other borrowings. At September 30, 1998, the Bank had unused borrowing authority under the borrowing limitations established by the Board of Directors of $20.7 million and $34.5 million under the FHLB total asset limitation. The Bank intends to fund asset portfolio diversification in fiscal 1999 through modest increases in FHLB advances, and to maintain the 3% excess borrowing capacity with the FHLB as a contingent source of funds to meet liquidity needs as deemed necessary by the Board of Directors of the Bank.

Liquidity management for the Company is both an ongoing and long-term function of the Company's asset/liability management strategy. Excess funds generally are invested in short-term investments such as federal funds or overnight deposits at the FHLB-Chicago. Whenever the Company requires funds beyond its ability to generate them internally, additional sources of funds usually are available and obtainable from the wholesale brokered and non-brokered market as well as the unused credit line from the FHLB-Chicago, and funds also may be available through reverse repurchase agreements wherein the Company pledges investment, mortgage-backed or related securities. The Company maintains a $10.0 million contingent backup credit facility with a major correspondent bank to replace a portion of its interest rate sensitive liabilities, such as borrowings and wholesale brokered and non-brokered deposits should such funding sources become difficult or impracticable to obtain or retain due to a changing interest rate environment. The Company also has a federal funds open line of credit in the amount of $10.0 million with a correspondent bank which does not require the direct pledging of any assets. In addition, the Company maintains a relatively high level of liquid assets such as investment securities and mortgage-backed and related securities available-for-sale in order to ensure sufficient sources of funds are available to meet the Company's liquidity needs.

The Company has various unfunded commitments at September 30, 1998 which represent amounts the Company expects to fund during the quarter ended December 31, 1998. For a summary of such commitment see discussion under footnote (4) "Commitments and Contingencies" contained in the section entitled, "Notes to Consolidated Financial Statements." The Company anticipates it will have sufficient funds available to meet its current loan commitments, including loan applications received and in process to the issuance of firm commitments.

CHANGE IN FINANCIAL CONDITION

Total assets increased $23.3 million, or 5.3%, from $438.4 million at June 30, 1998 to $461.7 million at September 30, 1998. This increase is primarily due to an increase in interest-bearing deposits, mortgage-backed and related securities available-for-sale, and loans receivable, funded primarily by an increase in deposits, FHLB-Chicago advances and decreases in mortgage-backed and related securities held- to-maturity.

Cash and cash equivalents were $27.6 million and $8.2 million at September 30, 1998 and June 30, 1998, respectively. The increase in cash and cash equivalents was due to management's decision to increase such assets to purchase mortgage-backed and related securities available-for-sale and to have funding available for unused loan commitments.

Securities available-for-sale increased to $72.1 million at September 30, 1998 compared to $66.4 million at June 30, 1998. Mortgage-backed and related securities held-to-maturity decreased to $60.5 million at September 30, 1998 compared to $65.3 million at June 30, 1998. The increase in mortgage-backed and related securities available-for-sale was the result of management's decision to increase such assets to mitigate the effect of lower than expected loan balances due to the higher than anticipated level of mortgage loans refinanced with outside financial institutions.

Loans receivable increased to $281.3 million at September 30, 1998 compared to $280.9 million at June 30, 1998. The increase at September 30, 1998 compared to June 30, 1998 is primarily the result of management's decision to retain its ARM, intermediate-term (15 year) fixed-rate loans originated and purchased for the Company's portfolio, as such loans carried higher yields than comparable mortgage-backed and related securities during the three months ended September 30, 1998. Total mortgage loans originated and purchased amounted to $44.3 million ($4.0 million of which were purchased mortgage loans) and $24.3 million ($2.6 million of which were purchased mortgage loans) for the three months ended September 30, 1998 and 1997, respectively, while sales of fixed-rate mortgage loans totaled $13.0 million and $3.0 million for the three months ended September 30, 1998 and 1997, respectively. Total commercial real estate mortgage loans originated and purchased totaled $8.5 million and $2.9 million for the three months ended September 30, 1998 and 1997, respectively.

Deposits increased $20.5 million to $292.1 million at September 30, 1998 from $271.6 million at June 30, 1998. The increase in deposits was primarily due to the Company's use of wholesale brokered and non-brokered certificates of deposit for the three months ended September 30, 1998. Brokered certificates of deposit totaled $94.4 million at September 30, 1998, representing 32.3% of total deposits as compared to $81.4 million, or 30.0% of total deposits, at June 30, 1998. Non-brokered wholesale deposits totaled $48.0 million at September 30, 1998, representing 16.4% of total deposits as compared to $42.9 million, or 15.8% of total deposits at June 30, 1998. Deposits are the Company's primary source of externally generated funds. The level of deposits is heavily influenced by such factors as the general level of short- and long-term interest rates as well as alternative yields that investors may obtain on competing investment securities such as money market mutual funds.

FHLB-Chicago advances increased to $127.1 million at September 30, 1998 compared to $117.1 million at June 30, 1998. At September 30 and June 30, 1998, the Company had no funds borrowed under reverse repurchase agreements. The Company has used FHLB-Chicago advances and securities sold under agreements to repurchase as a funding source due to attractive rates offered on advances in relation to deposit funds obtainable in the Company's local market.

ASSET/LIABILTY MANAGEMENT

The Company closely monitors interest rate risk in an attempt to manage the extent to which net interest income is significantly affected by changes in market interest rates. In managing the Company's interest rate risk during the three months ended September 30, 1998, the Company primarily utilized wholesale brokered and non-brokered deposits and FHLB-advances to fund increases in the Company's interest-bearing assets due primarily to the attractive rates offered on short-term wholesale brokered and non-brokered deposits and long-term FHLB advances. At September 30, 1998, the Company's estimated cumulative one-year gap between assets and liabilities was a negative 6.6% of total assets as compared to a negative 5.1% at June 30, 1998. For the three months ended September 30, 1998, the Company managed its interest rate risk to maintain the level of its one-year negative gap position primarily by matching the maturity of the Company's liabilities, primarily through the use of FHLB advances. During periods of rising interest rates, a positive interest rate sensitivity gap would tend to positively affect net interest income, while a negative interest rate sensitivity gap would adversely affect net income. Although the opposite effect on net income would occur in periods of falling interest rates, the Company could experience substantial prepayments of its fixed rate mortgage loans and mortgage-backed and related securities, which would result in the reinvestment of such proceeds at market rates which are lower than current rates.*

ASSET/LIABILITY MANAGEMENT SCHEDULE

The following table sets forth at September 30, 1998 the amounts of interest-earning assets and interest-bearing liabilities maturing or repricing within the time periods indicated, based on the information and assumptions set forth in the notes thereto.



                                                                         AMOUNT MATURING OR REPRICING
                                                        -----------------------------------------------------------
                                                                            MORE THAN   MORE THAN
                                                        WITHIN    FOUR TO   ONE YEAR   THREE YEARS
                                                         THREE    TWELVE    TO THREE     TO FIVE    OVER FIVE
                                                        MONTHS    MONTHS      YEARS       YEARS       YEARS     TOTAL
                                                      --------   -------    -------     -------      ------  --------
                                                                          (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS(1):
Mortgage loans(2):
     Fixed rate...................................    $ 11,285   $28,399    $55,192      $26,424    $11,868  $133,168
     Adjustable rate..............................      32,284    50,245     42,690        3,601      1,248   130,068
Consumer loans (2)................................         278     3,152        740          237          -     4,407
Commercial loans (2)..............................       3,063     5,390      3,086          500          -    12,039
Mortgage-backed and related securities:
     Fixed rate and securities available-for-sale.       2,069     5,451     10,332        6,398      6,984    31,234
     Adjustable rate..............................      55,741    36,720          -            -          -    92,461
Investment securities and
  securities available-for-sale ..................      30,468       727      5,414            -      2,888    39,497
                                                      --------   -------    -------      -------    -------  --------

     Total interest-earning assets................    $135,188   130,084    117,454      $37,160    $22,988  $442,874
                                                      ========   =======    =======      =======    =======  ========

INTEREST-BEARING LIABILITIES:
Deposits(3):
     NOW accounts.................................    $    191   $   573        910      $   446    $   428  $  2,548
     Money market deposit accounts................       4,571    13,712     10,239        1,638        312    30,472
     Passbook savings accounts....................       1,608     4,824      7,654        3,750      3,603    21,439
     Certificates of deposit......................      89,217   100,072     37,679        2,994          -   229,961
     Escrow deposits..............................       4,643        --          -            -          -     4,643
Borrowings(4)
     FHLB advances and other borrowings...........      36,500    40,000     26,007        8,052     16,500   127,059
                                                      --------   -------    -------      -------    -------  --------
     Total interest-bearing liabilities...........    $136,730   159,181     82,487      $16,880    $20,844  $416,122
                                                      ========   =======    =======      =======    =======  ========
Excess (deficiency) of interest-earning assets over
  interest-bearing liabilities....................   ($  1,542) ($29,097)   $34,965      $20,280    $ 2,146  $ 26,752
                                                      ========   ========   =======      =======    =======  ========
Cumulative excess (deficiency) of interest-earning
  assets over interest-bearing liabilities........     ($1,542) ($30,639)     4,326      $24,606    $26,752  $ 26,752
                                                      ========   =======    =======      =======    =======  ========
Cumulative excess (deficiency) of interest-earning
  assets over interest-bearing liabilities
  as a percent of total assets.....................      (0.3)%     (6.6)%      0.9%         5.3%       5.8%      5.8%
                                                      =======    =======    =======      =======    =======  ========



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

(2) Balances have been reduced for undisbursed loan proceeds, unearned credit insurance premiums, deferred loan fees, purchased loan discounts and the allowance for loan losses, which aggregated $11.2 million at September 30, 1998.

(3) Although the Company's negotiable order of withdrawal ("NOW") accounts, passbook savings accounts and money market deposit accounts generally are subject to immediate withdrawal, management considers a certain historical amount of such accounts to be core deposits having significantly longer effective maturities and times to repricing based on the Company's historical retention of such deposits in changing interest rate environments. NOW accounts, passbook savings accounts and money market deposit accounts are assumed to be withdrawn at annual rates of 30%, 30% and 60%, respectively, of the declining balance of such accounts during the period shown. The withdrawal rates used are higher than the Company's historical rates but are considered by management to be more indicative of expected withdrawal rates currently. If all of the Company's NOW accounts, passbook savings accounts and money market deposit accounts had been assumed to be subject to repricing within one year, the one-year cumulative deficiency of interest-earning assets over interest-bearing liabilities would have been $59.6 million or 12.9% of total assets.

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

The following table sets forth information regarding the Bank's non-accrual loans and foreclosed properties at the dates indicated:



                                                                               THREE MONTHS ENDED
                                                           ---------------------------------------------------------

                                                              SEP 30      JUN 30     MAR 31      DEC 31      SEP 30
                                                               1998        1998       1998        1997        1997
                                                              ------      ------     ------      ------      ------
                                                                                 (DOLLARS IN THOUSANDS)

Non-accrual mortgage loans............................        $1,674      $1,338     $1,028       $ 337       $ 223
Non-accrual consumer loans............................            45          52         24          29          33
                                                              ------      ------     ------       -----       -----
Total non-accrual loans...............................        $1,719      $1,390     $1,052       $ 366       $ 256
                                                              ======      ======     ======       =====       =====

Loans 90 days or more
  delinquent and still accruing.......................            32          20         61          60          30
                                                              ------      ------     ------       -----       -----
Total non-performing loans............................        $1,751      $1,424     $1,113       $ 426        $286
                                                              ======      ======     ======       =====       =====

Total foreclosed real estate net of
  related allowance for losses .......................            11          11         11          11         247
                                                              ------      ------     ------       -----       -----
Total non-performing assets...........................        $1,762      $1,435     $1,124       $ 437       $ 533
                                                              ======      ======     ======       =====       =====

Non-performing loans to
  gross loans receivable..............................          0.60%       0.50%      0.38%       0.14%       0.10%
                                                              ======      ======     ======       =====       =====

Non-performing assets to
  total assets .......................................          0.38%       0.33%      0.27%       0.11%       0.13%
                                                              ======      ======     ======       =====       =====


ALLOWANCE FOR LOAN LOSSES

The following table sets forth an analysis of the Bank's allowance for loan losses:

                                                               THREE MONTHS           YEAR            THREE MONTHS
                                                                   ENDED              ENDED               ENDED
                                                              SEPT. 30, 1998      JUNE 30, 1998      SEPT. 31, 1997
                                                              --------------      -------------      --------------

                                                                                (DOLLARS IN THOUSANDS)

         Balance at beginning of period.....................     $  2,329         $   1,762           $    1,762
         Additions charged to operations:
           One- to four-family..............................            -                 -                    -
           Multi-family and commercial real estate..........           90               512                  132
           Consumer.........................................           10               163                   33
           Commercial.......................................           30               125                   35
                                                                 --------         ---------           ----------
                                                                      130               800                  200

         Recoveries:
            One- to four-family.............................            -                 -                    -
            Consumer........................................            6                31                    6
                                                                 --------         ---------           ----------
                                                                        6                31                    6

         Charge-offs:
            One- to four-family.............................          (11)              (69)                 (27)
            Consumer........................................           (6)             (195)                 (44)
                                                                 --------         ---------           ----------
                                                                      (17)             (264)                 (71)
                                                                 --------         ---------           ----------

         Net charge-offs....................................          (11)             (233)                 (65)
                                                                 --------         ---------           ----------

         Balance at end of period...........................     $  2,448         $   2,329           $    1,897
                                                                 ========         =========           ==========

        Allowance for loan losses to
           non-performing loans at end
           of the period....................................       139.82%           163.55%              663.29%
                                                                 ========         =========           ==========

        Allowance for loan losses to
           total loans at end of the period.................         0.84%             0.81%          $     0.64%
                                                                 ========         =========           ==========


The level of allowance for loan losses at September 30, 1998, reflects the continued low level of charged off and non-performing loans. Management believes that the allowance for loan losses is adequate as of September 30, 1998.

RESULTS OF OPERATIONS - COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

GENERAL

Net income for the three months ended September 30, 1998 increased to $718,000 from $645,000 for the comparable 1997 period. The increase in net income was primarily due to a increase in net interest income and non-interest income. Return on average equity decreased to 8.49% for the three months ended September 30, 1998 from 8.57% for the comparable 1997 period. Return on average assets increased to 0.65% for the three months ended September 30, 1998 from 0.62% for the comparable 1997.

NET INTEREST INCOME

The following table presents certain information related to average interest-earning assets and liabilities, net interest rate spread and net interest margin:



                                                              FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                        --------------------------------------------------------------------------
                                                         1 9 9 8                                     1 9 9 7
                                        --------------------------------------------------------------------------

                                                       INTEREST    AVERAGE                    INTEREST      AVERAGE
                                             AVERAGE    EARNED/    YIELD/         AVERAGE      EARNED/      YIELD/
                                             BALANCE     PAID       RATE          BALANCE       PAID         RATE
                                             -------     ----       ----          -------       ----         ----
                                                                (DOLLARS IN THOUSANDS)
ASSETS:
Interest-earning assets:
  Mortgage loans..........................  $262,567    $5,463      8.32%       $ 267,348      $5,560       8.32%
  Consumer loans..........................     4,601       155     13.48            5,591         193      13.81
  Commercial loans........................    12,825       283      8.83            4,440         106       9.55
                                            --------  --------                  ---------      ------
     Total loans..........................   279,993     5,901      8.43          277,379       5,859       8.45
  Securities held-to-maturity:
    Mortgage-backed securities............    20,971       374      7.13           44,938         810       7.21
    Mortgage related securities...........    42,786       758      7.09           38,868         665       6.84
                                            --------  --------                  ---------      ------
      Total mortgage-backed
       and related securities.............    63,757     1,132      7.10           83,806       1,475       7.04
  Investment and other securities.........     8,221       128      6.23            9,565         153       6.40
  Securities available-for-sale...........    64,262     1,094      6.81           27,094         427       6.30
  Federal Home Loan Bank stock............     6,213       105      6.76            5,279          90       6.82
                                            --------  --------                  ---------      ------
    Total interest-earning assets.........   422,446     8,360      7.92          403,123       8,004       7.94
Non-interest earning assets...............    18,318                               11,807
                                            --------                            ---------
    Total assets..........................  $440,764                            $ 414,930
                                            ========                            =========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
  NOW accounts............................  $  2,658        12      1.81%       $   2,588          11       1.70%
  Money market deposit accounts...........    28,986       369      5.09           21,775         282       5.18
  Passbook accounts.......................    21,324       155      2.91           21,592         162       3.00
  Certificates of deposit.................   215,924     3,162      5.86          226,978       3,450       6.08
                                            --------   -------                  ---------      ------
    Total deposits........................   268,892     3,698      5.50          272,933       3,905       5.73
Advance payments by borrowers
  for taxes and insurance................      3,925        26      2.65            4,279          29       2.71
Borrowings................................   122,559     1,839      6.00           96,948       1,500       6.19
                                            --------   -------                  ---------      ------
    Total interest-bearing liabilities....   395,376     5,563      5.63          374,160       5,434       5.81
Non-interest bearing deposits
  and liabilities.........................    11,555                               10,659
Shareholders' equity......................    33,833                               30,111
                                            --------                            ---------
    Total liabilities and
      shareholders' equity................  $440,764                            $ 414,930
                                            ========                            =========
Net interest income/interest rate spread..              $2,797      2.29%                      $2,570       2.13%
                                                        ======      =====                      ======       =====
Net earning assets/net interest margin....  $ 27,070                2.65%       $  28,963                   2.55%
                                            ========                =====       =========                   =====


Net interest income before provision for losses on loans increased $227,000 or 8.8% to $2.8 million for the three months ended September 30, 1998 from $2.6 million for the comparable 1997 period. Interest income increased $356,000 for the three months ended September 30, 1998, partially offset by an increase in interest expense of $129,000. The level of net interest income primarily reflects an 4.8% increase in average interest-earning assets to $422.4 million for the three months ended September 30, 1998 from $403.1 million for the comparable 1997 period, an increase in interest rate spread to 2.29% for the three months ended September 30, 1998 from 2.13% for the comparable 1997 period, partially offset by a decrease in the Company's average interest-earning assets over average interest-bearing liabilities to $27.1million for the three months ended September 30, 1998 from $29.0 million for the comparable 1997 period. The increase in interest rate spread was primarily due to the larger decrease in the average rate on interest-bearing liabilities compared to interest-earning assets, due to the Company's negative repricing gap in a falling interest rate environment.

INTEREST INCOME

Interest income increased 4.4% to $8.4 million for the three months ended September 30, 1998 from $8.0 million for the comparable 1997 period. The increase in interest income was the result of an increase in average interest-earning assets of 4.8% to $422.4 million for the three months ended September 30, 1998 from $403.1 million for the comparable 1997 period, partially offset by a decrease of 2 basis points in the yield on interest-earning assets to 7.92% for the three months ended September 30, 1998 from 7.94% for the comparable 1997 period. Interest income on loans increased 0.7% to $5.90 million for the three months ended September 30, 1998 from $5.86 million for the comparable 1997 period. The increase was the result of a rise in the Company's average gross loans of 0.9% to $280.0 million for the three months ended September 30, 1998 from $277.4 million for the comparable 1997 period, partially offset by a decrease in average yield to 8.43% for the three months ended September 30, 1998 from 8.45% for the comparable 1997 period. Gross loans increased primarily as a result of the Company retaining substantially all of its adjustable and short-term fixed rate loan originations and purchasing more loans in the secondary market. The decrease in yield is attributable to the downward adjustment in rate on existing adjustable-rate loans and to the lower yields paid on the multi-family and commercial components of the loan portfolio. At September 30, 1998 the multifamily and commercial components of the Company's loan portfolio totaled $101.8 million, or 35.0% of the total loan portfolio, compared to $70.8 million, or 23.9% of the total loan portfolio at September 30, 1997. Interest income on mortgage-backed securities decreased 53.8% to $374,000 for the three months ended September 30, 1998 from $810,000 for the comparable 1997 period. The decrease was primarily due to a decrease in average balances to $21.0 million for the three months ended September 30, 1998 from $44.8 million for the comparable 1997 period and by a decrease in average yield to 7.13% for the 1998 period from 7.21% for the 1997 period. The decrease in average balance was due to the reinvestment of principal repayments into mortgage related securities and securities available-for-sale. The decrease in average yield on mortgage-backed securities was primarily due to the downward adjustment in the adjustable rate securities portion of this portfolio. Interest income on mortgage-related securities increased 14.0% to $758,000 for the three months ended September 30, 1998 from $665,000 for the comparable 1997 period. The increase was primarily due to a increase in average balances to $42.8 million for the three months ended September 30, 1998 from $38.9 million for the comparable 1997 period and by an increase in average yield to 7.09% for the three months ended September 30, 1998 from 6.84% for the comparable 1997 period. The increase in average yield on mortgage-related securities was primarily due to the decreased amount of short-term fixed rate mortgage-related securities at lower interest rates during the three months ended September 30, 1998. The increase in average balances of mortgage-backed and related securities is due to management's decision to purchase more CMO type securities due to the lack of growth in the loans receivable portfolio. Interest income on investment securities and securities available-for-sale increased 110.7% to $1.2 million for the three months ended September 30, 1998 from $580,000 for the comparable 1997 period. The increase was primarily due to an increase in average balances to $72.5 million for the three months ended September 30, 1998 from $36.7 million for the comparable 1997 period, and an increase in average yield to 6.74% for the 1998 period from 6.33% for the comparable 1997 period. The increased average yield was primarily attributable to the increased balances of mortgage-backed and related securities which carry higher interest rates.

INTEREST EXPENSE

Interest expense increased 2.4% to $5.6 million for the three months ended September 30, 1998 from $5.4 million for the comparable 1997 period. The increase was the result of an 5.7% increase in the average amount of interest-bearing liabilities to $395.4 million for the three months ended September 30, 1998 compared to $374.2 million for the comparable 1997 period partially offset by a decrease in the average rate paid on interest-bearing liabilities to 5.63% for the 1998 period from 5.81% for the 1997 period. The increased balances of money market deposit accounts, borrowings and NOW accounts at lower average interest rates was the primary reason for the decrease in the average rate paid on the interest-bearing liabilities for the three months ended September 30, 1998 as compared to the comparable 1997 period. Interest expense on deposits decreased 5.3% to $3.7 million for the three months ended September 30, 1998 from $3.9 million for the comparable 1997 period. The decrease was the result of an decrease in average balances of 1.5% to $268.9 million for the three months ended September 30, 1998 from $272.9 million for the comparable 1997 period, and a decrease in the average rate paid to 5.50% for the 1998 period from 5.73% for the 1997 period. The decrease in deposits was primarily due to a decrease of 4.9% in certificates of deposit (including brokered deposits) to $215.9 million for the three months ended September 30, 1998 from $272.9 million for the comparable 1997 period, and the decrease in average rate paid was primarily due to a decrease in the average rate paid on certificates of deposit (including brokered deposits) to 5.86% for the 1998 period from 6.08% for the 1997 period. Money market deposit accounts increased 33.1% to $29.0 million for the three months ended September 30, 1998 from $21.8 million for the comparable 1997 period, and the average rate paid decreased to 5.09% for the 1998 period from 5.18% for the 1997 period. Money market deposit accounts increased primarily due to aggressive marketing and a competitive rate offered during the three months ended September 30, 1998. NOW accounts increased 2.7% to $2.7 million for the three months ended September 30, 1998 from $2.6 million for the comparable 1997 period, partially offset by a increase in average rate paid to 1.81% for the 1998 period from 1.70% for the 1997 period. Passbook accounts decreased 1.2% to $21.3 million for the three months ended September 30, 1998 from $21.6 million for the comparable 1997 period. The Company's decrease in certificates of deposit was the result of the increased use of FHLB advances. Of the $215.9 million in the average balance of certificates of deposit for the three months ended September 30, 1998, $85.8 million or 39.7% represented brokered certificates of deposit compared to $91.1 million or 40.1% for the 1997 period. The average rate paid on brokered certificates of deposit decreased to 5.97% for the three months ended September 30, 1998 from 6.13% for the comparable 1997 period. The decrease was primarily due to lower interest rate environment during the 1998 period as compared to the 1997 period. Interest on borrowings (FHLB advances and reverse repurchase agreements) increased 22.6% to $1.8 million for the months ended September 30, 1998 from $1.5 million for the comparable 1997 period. The increase was primarily due to the increase in average balances of FHLB advances and reverse repurchase agreements of 26.4% to $122.6 million for the three months ended September 30, 1998 from $96.9 million for the comparable 1997 period, partially offset by an decrease in the average rate paid to 6.00% for the 1998 period from 6.19% for the 1997 period.

PROVISION FOR LOSSES ON LOANS

The provision for losses on loans decreased 35.0% to $130,000 for the three months ended September 30, 1998 from $200,000 for the comparable 1997 period. The level of allowance for losses on loans generally is determined by the Bank's historical loan loss experience, the condition and composition of the Bank's loan portfolio, and existing and anticipated general economic conditions. Management anticipates that as the Company's volume of multi-family and commercial/non-residential real estate lending activity continues to increase, the Company will need to build a higher level of allowance for loan losses established through a provision for loan losses.* Based on management's evaluation of the loan portfolio and the increase in gross loans during the three months ended September 30, 1998, the allowance for losses on loans increased 29.0% to $2.4 million at September 30, 1998 compared to $1.9 million at September 30, 1997. This increase was primarily the result of the increase in multi-family, multi-family construction, commercial real estate and commercial loan components of the gross loan portfolio which carry a greater degree of credit risk as compared to one-to-four family mortgage lending. The ratio of allowance for loan losses to gross loans increased to 0.84% at September 30, 1998 from 0.81% at June 30, 1998, reflecting the continued low level of loans charged off and non-performing loans. The amount of non-performing loans at September 30, 1998 was $1.8 million or .60% of gross loans compared to $1.4 million or 0.50% of gross loans at June 30, 1998 and $286,000 or 0.10% of gross loans at September 30, 1997. The increase in non-performing loans at September 30, 1998 compared to June 30, 1998 is primarily due to an increase in delinquent one-to-four family mortgage and home equity loans.

NON-INTEREST INCOME

Non-interest income increased 140.0% to $480,000 for the three months ended September 30, 1998 from $200,000 for the comparable 1997 period. The largest components of the increase were an increase in gains on the sale of loans to $214,000 for the three months ended September 30, 1998 compared to $21,000 for the comparable 1997 period, an increase in service charges on loans to $78,000 for the three months ended September 30, 1998 compared to $45,000 for the comparable 1997 period, an increase in insurance commissions to $19,000 for the three months ended September 30, 1998 compared to $4,000 for the comparable 1997 period, a decrease in losses on the sale of securities and mortgage-backed and related securities to $0 for the three months ended September 30, 1998 compared to a loss of $17,000 for the comparable 1997 period and an increase in other non-interest income to $42,000 for the three months ended September 30, 1998 compared to $12,000 for the comparable 1997 period. The increase in gains on the sale of loans was primarily due to the increase in mortgage loans that were refinanced as a result of the lower interest rate environment during the 1998 period. The decrease in losses on the sales of securities and mortgage-backed and related securities reflects management's decision to sell lower-yielding available-for-sale securities in the 1997 period. Partially offsetting the increases in non-interest income was a decrease in service charges on deposit accounts to $113,000 for the three months ended September 30, 1998 compared to $114,000 for the comparable 1997 period and a decrease in loan servicing fees to $14,000 for the three months ended September 30, 1998 compared to $21,000 for the comparable 1997 period.

NON-INTEREST EXPENSE

Non-interest expense increased 31.3% to $2.1 million for the three months ended September 30, 1998 from $1.6 million for the comparable 1997 period. The increase was primarily due to an increase in compensation and benefits expense of $282,000 to $1.2 million for the three months ended September 30, 1998 from $1.0 million for the comparable 1997 period, an increase in occupancy and equipment expense of $166,000 to $409,000 for the three months ended September 30, 1998 from $243,000 for the comparable 1997 period, an increase in other non-interest expense of $32,000 to $318,000 for the three months ended September 30, 1998 from $286,000 for the comparable 1997 period and an increase in marketing expense of $15,000 to $66,000 for the three months ended September 30, 1998 from $51,000 for the comparable 1997 period. The increase in compensation and benefits expense primarily relates to higher salary levels and an increase in the number of full time equivalent employees. The increase in occupancy and equipment expense primarily relates to the purchase of an office building, which houses the corporate offices and certain non-branch activities, and increased purchases of bank equipment. The increase in other non-interest expense was primarily due to increases in printing, office supplies, organization dues, legal and other miscellaneous expenses.

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

The Company has identified areas of operations critical for the delivery of its loan and deposit products. The majority of the Company's applications used in operations are purchased from outside vendors. The vendors providing the software are responsible for maintenance of the systems and modifications to enable uninterrupted usage after December 31, 1999. The Company's plan includes obtaining certification of compliance from third parties and testing all of the impacted applications (both internally developed and third party provided). The Company's goal is to have conversion activities and testing fully compliant by June 30, 1999. Testing of the system will occur prior to December 31, 1998. Contingency plans are in the process of development to address potential problems discovered during testing. The Company's plan also includes reviewing any potential risks associated with loan and deposit data base information due to the Year 2000 issue. Potential risks could include, but are not limited to, system failure or miscalculations causing disruptions of operations which may include the temporary inability to process transactions, and to provide accurate customer loan payment or deposit receipt information.

Based on currently available information, management does not anticipate that the cost to address the Year 2000 issues will have a material adverse impact on the Company's financial position.* Direct expenditures in fiscal year 1998, and for the three months ended September 30, 1998 for the Year 2000 project totaled $5,000 and $6,000, respectively. It is estimated that completion of the project will result in additional expenditures of approximately $100,000.* Direct expenditures include capital expenditures for compliant equipment and software, write-offs of non-compliant equipment and software upgrades. The expenditures will be funded by increases in the Company's non-interest expense budget. Currently, the Company is utilizing internal staff to coordinate the Year 2000 project which may delay new product implementation through fiscal 1999. The Company does not plan to engage consultants to complete the Year 2000 project unless the aforementioned conversion and testing cannot be completed prior to the end of fiscal 1999. There can be no guarantee that the systems of other parties on which the Company's systems rely will be timely converted and not have an adverse impact on the Company's systems.

The Company also is in the process of making inquiries and reviewing plans of certain third parties, such as commercial loan customers, where Year 2000 failures could result in significant adverse impact on the Company. It is expected that such inquiries and review will be completed and documented and contingency plans, if any are necessary, will be formulated by March 31, 1999. The Board of Directors of the Company receives written status reports on the Year 2000 project and meets with project leaders quarterly.

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

The information required herein pursuant to Item 305 of Regulation S-K is incorporated by reference in sections entitled "Liquidity and Capital Resources" from pages 14 to 15 and "Asset/Liability Management" from pages 16 to 18 hereof.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Shareholders of the Company was held on October 29, 1998. There were 2,938,608 shares of Common Stock of the Company entitled to vote at the Annual Meeting, and 2,473,079 shares present at the meeting by holders thereof in person or by proxy, which constituted a quorum. The following is a summary of the results of the votes:




                                                                                 NUMBER OF VOTES
                                                                            Against or                    Broker
                                                                For          Withheld      Abstain       Non-Votes
                                                                ---          --------      -------       ---------
          Nominees for Director for
            Three-Year Term Expiring in 2001
                  Peter A. Gilbert..........................  2,449,149       23,930            -            -
                  Reginald M. Hislop, III...................  2,449,149       23,930            -            -
                  Charles E. Rickheim.......................  2,449,149       23,930            -            -

          Ratification of KPMG Peat Marwick LLP
            as independent auditors for
            fiscal year ending June 30, 1999................  2,438,063       19,926       15,090            -

         The  continuing  directors  of the Company  include:  James D.  Smessaert  and Donald A.  Zellmer.  Martin
         Hedrich,  Jr. was  appointed  by the Board of  Directors to serve as a director of the Company to fill the vacancy on the Company board created by the retirement of Floyd D. Brink.  Mr.  Hedrich's term will expire when Mr. Brink's term would have expired in 1999.

ITEM 5.  OTHER INFORMATION

         None.

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



                                    Hallmark Capital Corp.
                                    ---------------------
                                       (Registrant)



Date:  November 11, 1998           /s/      James D. Smessaert
                                   ----------------------------------------
                                   James D. Smessaert
                                   Chairman of the Board
                                   Chief Executive Officer



Date:  November 11, 1998           /s/      Arthur E. Thompson
                                   ----------------------------------------
                                   Arthur E. Thompson
                                   Chief Financial Officer

                                  EXHIBIT INDEX




         Exhibit No.                                 Description
         ----------                                  -----------
                27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.