Form 10-Q
period 1998-12-31
HALLMARK CAPITAL CORP
filed 1999-02-16
CIK 910522

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


  For Quarter Ended December 31, 1998             Commission File Number 0-22224
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

         Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                               (1) Yes [X]    No [ ]
                               (2) Yes [X]    No [ ]






The number of shares outstanding of the issuer's common stock, par value $1.00 per share, was 2,880,332 at February 11, 1999, the latest practicable date.

                      HALLMARK CAPITAL CORP. AND SUBSIDIARY
                                    FORM 10-Q


Part I.  Financial Information

         Item 1.  Financial Statements (unaudited):

                  Consolidated Statements of Financial Condition
                     as of December 31, 1998 (unaudited) and June 30, 1998................................       1

                  Consolidated Statements of Income for the Three and Six Months
                     ended December 31, 1998 and 1997 (unaudited).........................................       2

                  Consolidated Statements of Shareholders' Equity for the Six
                  Months Ended December 31, 1998 and 1997 (unaudited).....................................       3

                  Consolidated Statements of Cash Flows for the Six Months
                     ended December 31, 1998 and 1997 (unaudited).........................................       4

                  Notes to Consolidated Financial Statements (unaudited)..................................       6


         Item 2.  Management's Discussion and Analysis of Financial Condition
                     and Results of Operations............................................................      11


         Item 3.  Quantitative and Qualitative Disclosure About Market Risk...............................      29


Part II. Other Information

         Item 1.  Legal Proceedings.......................................................................      30

         Item 2.  Changes in Securities and Use of Proceeds...............................................      30

         Item 3.  Defaults Upon Senior Securities.........................................................      30

         Item 4.  Submission of Matters to a Vote of Security Holders.....................................      30

         Item 5.  Other Information.......................................................................      30

         Item 6.  Exhibits and Reports on Form 8-K........................................................      31

                  Signature Page..........................................................................      32

                      HALLMARK CAPITAL CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 (In thousands)




                                                                    DECEMBER 31,          JUNE 30,
                                                                        1998               1998
                                                                   --------------       -----------
ASSETS                                                               (Unaudited)

Cash and non-interest bearing deposits .........................       $   1,528        $   1,998
Interest-bearing deposits ......................................          12,573            6,186
                                                                       ---------        ---------
Cash and cash equivalents ......................................          14,101            8,184

Securities available-for-sale (at fair value):
  Investment securities ........................................          24,355            8,896
  Mortgage-backed and related securities .......................          81,320           57,549
Securities held-to-maturity:
  Investment securities (fair value - $388 at June 30, 1998) ...              --              388
  Mortgage-backed and related securities (fair value -
    $56,221 at December 31, 1998; $66,185 at June 30, 1998) ....          55,665           65,282
Loans receivable, net ..........................................         286,390          280,889
Loans held for sale, at lower of cost or market ................           2,849            2,056
Investment in Federal Home Loan Bank stock, at cost ............           6,681            5,932
Foreclosed properties, net .....................................              11               11
Office properties and equipment ................................           5,783            5,653
Prepaid expenses and other assets ..............................           4,326            3,534
                                                                       ---------        ---------
          Total assets .........................................       $ 481,481        $ 438,374
                                                                       =========        =========

LIABILITIES AND SHaREHOLDERS' EQUITY

Liabilities:
  Deposits .....................................................       $ 304,464        $ 271,619
  Notes payable to Federal Home Loan Bank ......................         130,059          117,059
  Securities sold under agreements to repurchase ...............           4,875               --
  Payable for investments purchased ............................           3,585            9,858
  Advance payments by borrowers for taxes and insurance ........             166            3,163
  Accrued interest on deposit accounts and other borrowings ....           1,776            1,455
  Accrued expenses and other liabilities .......................           2,090            1,767
                                                                       ---------        ---------
          Total liabilities ....................................       $ 447,015        $ 404,921

Shareholders' Equity:
  Preferred stock, $1.00 par value; authorized 2,000,000 shares;
    none outstanding ...........................................              --               --
  Common stock, $1.00 par value; authorized 6,000,000 shares;
    issued 3,162,500 shares; outstanding 2,880,332 shares at
    December 31, 1998 and 2,933,608 shares at June 30, 1998 ....           3,162            3,162
  Additional paid-in capital ...................................           9,694            9,512
  Unearned ESOP compensation ...................................            (478)            (532)
  Unearned restricted stock award ..............................             (82)            (124)
  Net unrealized depreciation on securities available for sale .              (5)             (27)
  Treasury stock, at cost: 282,168 shares at December 31, 1998
    and 228,892 shares at June 30, 1998 ........................          (2,144)          (1,385)
  Retained earnings, substantially restricted ..................          24,319           22,947
                                                                       ---------        ---------
          Total shareholders' equity ...........................       $  34,466        $  33,453
                                                                       ---------        ---------
          Total liabilities and shareholders' equity ...........       $ 481,481        $ 438,374
                                                                       =========        =========



           See accompanying Notes to Consolidated Financial Statements

                      HALLMARK CAPITAL CORP. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except for per share data)
                                   (Unaudited)




                                                                       Three Months Ended             Six Months Ended
                                                                          December 31,                   December 31,
                                                                      --------------------          -------------------
                                                                      1998            1997          1998           1997
                                                                      ----            ----          ----           ----
INTEREST INCOME:
     Loans receivable ......................................       $  5,970        $  6,034       $ 11,871       $ 11,893
     Mortgage-backed and related securities ................          2,112           1,571          4,179          3,204
     Securities and interest-bearing deposits ..............            803             557          1,195          1,069
                                                                   --------        --------       --------       --------
               Total interest income .......................          8,885           8,162         17,245         16,166

INTEREST EXPENSE:
     Deposits ..............................................          4,018           3,757          7,716          7,662
     Advance payments by borrowers for taxes and insurance .             29              32             55             61
     Notes payable and other borrowings ....................          1,937           1,696          3,776          3,196
                                                                   --------        --------       --------       --------
               Total interest expense ......................          5,984           5,485         11,547         10,919
                                                                   --------        --------       --------       --------
     Net interest income ...................................          2,901           2,677          5,698          5,247
     Provision for losses on loans .........................            210             240            340            440
                                                                   --------        --------       --------       --------
     Net interest income after provision for losses on loans          2,691           2,437          5,358          4,807

NON-INTEREST INCOME:
     Service charges on loans ..............................             57              90            135            135
     Service charges on deposit accounts ...................            121             109            234            223
     Loan servicing fees, net ..............................             (1)             19             13             40
     Insurance commissions .................................             10               4             29              8
     Gain on sale of securities and
         mortgage-backed and related securities, net .......             35               9             35             (8)
     Gain on sale of loans .................................            438               2            652             23
     Other income ..........................................             46               3             88             15
                                                                   --------        --------       --------       --------
               Total non-interest income ...................            706             236          1,186            436

NON-INTEREST EXPENSE:
     Compensation and benefits .............................          1,283             929          2,522          1,886
     Marketing .............................................             98             103            164            154
     Occupancy and equipment ...............................            384             252            793            495
     Deposit insurance premiums ............................             40              45             82             88
     Other non-interest expense ............................            386             247            704            533
                                                                   --------        --------       --------       --------
               Total non-interest expense ..................          2,191           1,576          4,265          3,156
                                                                   --------        --------       --------       --------
     Income before income taxes ............................          1,206           1,097          2,279          2,087
     Income taxes ..........................................            417             383            772            728
                                                                   --------        --------       --------       --------
          Net income .......................................       $    789        $    714       $  1,507       $  1,359
                                                                   ========        ========       ========       ========
          Earnings per share - (basic) .....................       $   0.28        $   0.26       $   0.54       $   0.50
                                                                   ========        ========       ========       ========
          Earnings per share - (diluted) ...................       $   0.27        $   0.25       $   0.52       $   0.48
                                                                   ========        ========       ========       ========







     See accompanying Notes to Consolidated Financial Statements (unaudited)

                      HALLMARK CAPITAL CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                             Additional   Unearned     Unearned  Unrealized
                                                    Common    Paid-In       ESOP      Restricted   Gains      Treasury    Retained
                                                    Stock     Capital    Compensation   Stock    (Losses)       Stock     Earnings
                                                    -----     -------    ------------   -----    --------       -----     --------
SIX MONTHS ENDED DECEMBER 31, 1998
Balance at June 30, 1998 ......................   $  3,162   $  9,512      ($532)      ($124)       ($27)   ($ 1,385)   $ 22,847

Net income ....................................         --         --         --          --          --          --       1,507
Amortization of unearned ESOP and
  restricted stock award compensation .........         --        138         54          42          --          --          --
Purchase of treasury stock (66,900 shares) ....         --         --         --          --          --        (855)         --
Exercise of stock options (13,624 shares) .....         --         44         --          --          --          96         (35)
Realized gain on sale of securities
  available-for-sale ..........................         --         --         --          --         (35)         --          --
Related tax benefit on sale of securities
  available-for-sale ..........................         --         --         --          --          14          --          --
Unrealized appreciation on securities
  available for sale, net of tax benefit ......         --         --         --          --          43          --          --
                                                  --------   --------   --------    --------    --------    --------    --------

Balance at December 31, 1998 ..................   $  3,162   $  9,694   ($478)          ($82)        ($5)   ($ 2,144)   $ 24,319
                                                  ========   ========   ========    ========    ========    ========    ========

THREE MONTHS ENDED DECEMBER 31, 1997
Balance at June 30, 1997 ......................   $  3,162   $  9,022   ($   632)   ($   208)   ($   225)   ($ 1,592)   $ 20,145

Net income ....................................         --         --         --          --          --          --       1,359
Amortization of unearned ESOP and
  restricted stock award compensation .........         --        120         54          42          --          --          --
Exercise of stock options (47,708 shares issued
  In connection with 55,340 options issued) ...         --         --         --          --          --         207         (96)
Realized loss on sale of securities
  available-for-sale ..........................         --         --         --          --           8          --          --
Related tax benefit on sale of securities
  available-for-sale ..........................         --         --         --          --          (3)         --          --
Unrealized appreciation on securities
  available for sale, net of tax benefit ......         --         --         --          --         162          --          --
                                                  --------   --------   --------    --------    --------    --------    --------

Balance at December 31, 1997 ..................   $  3,162   $  9,142   ($   578)   ($   166)   ($    58)   ($ 1,385)   $ 21,408
                                                  ========   ========   ========    ========    ========    ========    ========





                                                     Total         Other
                                                  Shareholders' Comprehensive
                                                     Equity        Income
                                                     ------        ------

SIX MONTHS ENDED DECEMBER 31, 1998
Balance at June 30, 1998 ......................     $ 33,453        $  --

Net income ....................................        1,507         1,507
Amortization of unearned ESOP and
  restricted stock award compensation .........          234            --
Purchase of treasury stock (66,900 shares) ....         (855)           --
Exercise of stock options (13,624 shares) .....          105            --
Realized gain on sale of securities
  available-for-sale ..........................          (35)          (35)
Related tax benefit on sale of securities
  available-for-sale ..........................           14            14
Unrealized appreciation on securities
  available for sale, net of tax benefit ......           43            43
                                                    --------      --------

Balance at December 31, 1998 ..................     $ 34,466      $  1,529
                                                    ========      ========

THREE MONTHS ENDED DECEMBER 31, 1997
Balance at June 30, 1997 ......................     $ 29,672      $     --

Net income ....................................        1,359         1,359
Amortization of unearned ESOP and
  restricted stock award compensation .........          216            --
Exercise of stock options (47,708 shares issued
  In connection with 55,340 options issued) ...          111            --
Realized loss on sale of securities
  available-for-sale ..........................            8             8
Related tax benefit on sale of securities
  available-for-sale ..........................           (3)           (3)
Unrealized appreciation on securities
  available for sale, net of tax benefit ......          162           162
                                                    --------      --------

Balance at December 31, 1997 ..................     $ 31,525      $  1,526
                                                    ========      ========



     See accompanying Notes to Consolidated Financial Statements (unaudited)

                      HALLMARK CAPITAL CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                            SIX MONTHS ENDED
                                                                              DECEMBER 31,
                                                                      --------------------------
                                                                         1998            1997
                                                                      -----------    ------------
                                                                            (IN THOUSANDS)
OPERATING ACTIVITIES
Net Income .......................................................     $  1,507      $  1,359
Adjustments to reconcile net income to cash
provided by (used in) operating activities:
  Provision for losses on loans and real estate ..................          340           440
  Provision for depreciation and amortization ....................          211           148
  Net (gain) loss on sales of investments and
    mortgage-backed and related securities .......................          (35)            8
  Net gain on sale of loans ......................................         (652)          (23)
  Amortization of unearned ESOP and restricted stock awards ......          234           216
  Loans originated for sale ......................................      (36,797)       (4,434)
  Sales of loans originated for sale .............................       36,004         4,434
  Decrease (increase) in prepaid expenses and other assets .......         (768)          271
  Decrease in payables for investments purchased .................       (6,273)           --
  Increase in accrued expenses and other liabilities .............          299            21
  Other adjustments ..............................................          346          (139)
                                                                       --------      --------
Net cash provided by (used in) operating activities ..............       (5,584)        2,301
                                                                       --------      --------

INVESTING ACTIVITIES
Proceeds from the sale of securities available-for-sale ..........        5,535        18,100
Proceeds from the maturity of securities available-for-sale ......        6,090         3,000
Purchases of securities available-for-sale .......................      (85,389)      (14,867)
Proceeds from sale of investment securities held-to-maturity .....           --            --
Proceeds from maturities of investment securities held-to-maturity          572            --
Purchases of mortgage-backed and related securities ..............       (8,116)         (352)
Principal collected on mortgage-backed and related securities ....       52,306        10,229
Net increase in loans receivable .................................       (5,189)      (13,806)
Proceeds from sales of foreclosed properties .....................           --           273
Purchase of Federal Home Loan Bank stock .........................         (749)         (730)
Purchases of office properties and equipment, net ................         (341)        2,677)
                                                                       --------      --------
Net cash used in investing activities ............................      (35,472)         (830)
                                                                       --------      --------

FINANCING ACTIVITIES
Net increase (decrease) in deposits ..............................       32,845       (18,399)
Proceeds from long-term notes payable to Federal Home Loan Bank ..       20,000        30,000
Net increase (decrease) in short-term notes payable to
  Federal Home Loan Bank .........................................        1,000           500
Net decrease in long-term notes payable to Federal Home Loan Bank        (8,000)       (7,000)
Net increase in securities sold under agreements to repurchase ...        4,875            --
Exercise of stock options ........................................          105           111
Purchase of treasury stock .......................................         (855)           --
Net decrease in advance payments by borrowers for
  taxes and insurance ............................................       (2,997)       (3,226)
                                                                       --------      --------
Net cash provided by financing activities ........................       46,973         1,986
                                                                       --------      --------
Increase in cash and cash equivalents ............................        5,917         3,457
Cash and cash equivalents at beginning of period .................        8,184         8,755
                                                                       --------      --------
Cash and cash equivalents at end of period .......................     $ 14,101      $ 12,212
                                                                       ========      ========



     See accompanying Notes to Consolidated Financial Statements (unaudited)

                      HALLMARK CAPITAL CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                          SIX MONTHS ENDED
                                                                                            DECEMBER 31,
                                                                                   ------------------------------
                                                                                        1998              1996
                                                                                   --------------     ------------

                                                                                            (IN THOUSANDS)
Supplemental disclosures of cash flow information:

Interest paid (including amounts credited to deposit accounts) ..............       $11,234           $11,004

Income taxes paid ...........................................................          $844              $945


Non-cash transactions:

Loans transferred to foreclosed properties ..................................             -              $267





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

The results of operations and other data for the three and six months ended December 31, 1998 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 1999.

The unaudited consolidated financial statements include the accounts of Hallmark Capital Corp. (the "Company") and its wholly-owned subsidiary, West Allis Savings Bank and subsidiaries (the "Bank") as of and for the three and six months ended December 31, 1998. All material intercompany accounts and transactions have been eliminated in consolidation.

Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, was adopted July 1, 1998. Previous periods have been reclassified for comparative purposes. Adoption has no effect on financial condition or results of operations.



(2)  STOCK BENEFITS AND INCENTIVE PLANS

At December 31, 1998, the Company has reserved 423,312 shares of common stock for a non-qualified stock option plan for employees and directors. With respect to options which have not been granted, the option exercise price cannot be less than the fair market value of the underlying common stock as of the date of option grant, and the maximum term cannot exceed ten years. The following is a summary of stock option activity for the six months ended December 31, 1998:



                                                                              SHARES UNDER          OPTION PRICE
                                                                                 OPTION               PER SHARE
                                                                                 ------               ---------

Outstanding and exercisable at June 30, 1998.............................        321,274           $4.00 - $7.625
    Exercised............................................................        (13,624)          $4.00 - $7.375
                                                                                 --------          --------------
Outstanding and exercisable at December 31, 1998.........................        307,650           $4.00 - $7.625




(3)  EARNINGS PER SHARE

Basic earnings per share of common stock for the three and six months ended December 31, 1998 have been computed by dividing net income for the period by the weighted average number of shares of common stock reduced by ungranted restricted stock and uncommitted ESOP shares. Diluted earnings per share is calculated by dividing net income by the sum of the weighted average shares used in the basic earnings per share calculation plus the effect of dilutive stock options. The effect of dilutive stock options is calculated using the treasury stock method. The computation of earnings per share is as follows:


                                                    For the Three Months             For the Three Months
                                                   Ended December 31, 1998          Ended December 31, 1997
                                                   -----------------------          -----------------------
                                                   Basic         Diluted            Basic          Diluted
                                                   -----         -------            -----          -------


Weighted average common shares outstanding..       2,903,558        2,903,558        2,919,690        2,919,690
Ungranted restricted stock .................         (18,462)         (18,462)         (18,462)         (18,462)
Uncommitted ESOP shares ....................        (126,500)        (126,500)        (151,800)        (151,800)
Common stock equivalents due to
   dilutive effect of stock options ........              --          101,616               --          148,559
                                                 -----------      -----------      -----------      -----------

Total weighted average common shares
        and equivalents outstanding ........       2,758,596        2,860,212        2,749,428        2,897,986
                                                 ===========      ===========      ===========      ===========
        Net income for period ..............     $   789,000      $   789,000      $   714,000      $   714,000
        Earnings per share .................     $      0.28      $      0.27      $      0.26      $      0.25
                                                 ===========      ===========      ============     ===========



                                                      For the Six Months               For the Six Months
                                                  Ended December 31, 1998          Ended December 31, 1997
                                                  -----------------------          -----------------------
                                                   Basic         Diluted            Basic          Diluted
                                                   -----         -------            -----          -------

Weighted average common shares outstanding..       2,919,724        2,919,724        2,902,795        2,902,795
Ungranted restricted stock .................         (18,462)         (18,462)         (18,462)         (18,462)
Uncommitted ESOP shares ....................        (126,500)        (126,500)        (151,800)        (151,800)
Common stock equivalents due to
   dilutive effect of stock options ........              --          106,303               --          140,423
                                                 -----------      -----------      -----------      -----------

Total weighted average common shares
   and equivalents outstanding .............       2,774,762        2,881,065        2,732,533        2,872,956
                                                 ===========      ===========      ===========      ===========
   Net income for period ...................     $ 1,507,000      $ 1,507,000      $ 1,359,000      $ 1,359,000
   Earnings per share ......................     $      0.54      $      0.52      $      0.50      $      0.48
                                                 ===========      ===========      ===========      ===========



(4)  COMMITMENTS AND CONTINGENCIES

Commitments to originate mortgage loans of $3.2 million at December 31, 1998 represent amounts which the Bank expects to fund during the quarter ending March 31, 1999. There were no commitments to sell fixed-rate mortgage loans at December 31, 1998. The Bank had unissued credit under existing home equity line-of-credit loans and credit card lines of $12.3 million and $8.6 million, respectively, as of December 31, 1998. Also, the Bank had unused credit under existing commercial line-of-credit loans of $7.1 million at December 31, 1998. The Bank had commitments to purchase fixed-rate mortgage related securities of $3.6 million as of December 31, 1997.


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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1998, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 1998, the Bank is well capitalized as defined by regulatory standards. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank's category.

The Bank's actual capital amounts and ratios are presented in the tables below.



                                                                                                 TO BE WELL CAPITALIZED
                                                                              FOR CAPITAL       UNDER PROMPT CORRECTIVE
                                                          ACTUAL           ADEQUACY PURPOSES       ACTION PROVISIONS
                                                     ----------------      -----------------    ----------------------
                                                     AMOUNT     RATIO      AMOUNT      RATIO     AMOUNT        RATIO
                                                     ------     -----      ------      -----    -------        -------
                                                                         (DOLLARS IN THOUSANDS)

As of December 31, 1998:
   Tier I Capital Leverage (to Average Assets):
  Consolidated ..........................           $34,451         7.49%  $14,561        3.00%  $24,269         5.00%
  West Allis Savings Bank ...............            30,471         6.30    14,513        3.00    24,188         5.00
Tier I Capital (to Risk-Weighted Assets):
  Consolidated ..........................            34,451        12.40    11,112        4.00    16,668         6.00
  West Allis Savings Bank ...............            30,471        10.98    11,100        4.00    16,649         6.00
Total Capital (to Risk-Weighted Assets):
  Consolidated ..........................            37,086        13.35    22,224        8.00    27,780        10.00
  West Allis Savings Bank ...............            33,106        11.93    22,199        8.00    27,749        10.00


As a state-chartered savings bank, the Bank also is subject to a minimum regulatory capital requirement of the State of Wisconsin. At December 31, 1998, on a fully-phased-in basis of 6.0%, the Bank had actual capital of $33,122,000 with a required amount of $28,898,000, for excess capital of $4,224,000.

(6)  LOANS RECEIVABLE

Loans receivable are summarized as follows:


                                                            DECEMBER 31,                JUNE 30,
                                                                1998                     1998
                                                        --------------------     --------------------
                                                                       (IN THOUSANDS)
                                                                                                          Increase
                                                         Amount     Percent      Amount      Percent     (Decrease)
                                                         ------     -------      ------      -------     ----------
Real estate mortgage loans:
    Residential one-to-four family...................   $153,915      51.2%      $155,082      53.7%       $(1,167)
    Home equity......................................     21,936       7.3%        25,079       8.7%        (3,143)
    Residential multi-family.........................     35,013      11.6%        33,513      11.6%         1,500
    Commercial real estate...........................     39,270      13.0%        34,610      12.0%         4,660
    Residential construction.........................      5,540       1.8%         6,838       2.4%        (1,298)
    Other construction and land......................     23,938       8.0%        13,874       4.8%        10,064
                                                        --------      -----      --------     ------       -------
         Total real estate mortgage loans............    279,612      92.9%       268,996      93.2%        10,616

Consumer-related loans:
     Automobile......................................        532       0.2%           755       0.3%          (223)
    Credit card......................................      2,712       0.9%         2,777       1.0%           (65)
    Other consumer loans.............................      1,151       0.4%         1,476       0.4%          (325)
                                                        --------      -----      --------     ------       -------
         Total consumer-related loans................      4,395       1.5%         5,008       1.7%          (613)
                                                        --------      -----      --------     ------       --------

Commercial loans.....................................     16,920       5.6%        14,646       5.1%         2,274
                                                        --------     ------      --------     ------       -------
         Gross loans.................................    300,927     100.0%       288,650     100.0%        12,277

Accrued interest receivable..........................      1,753                    1,764

Less:
    Undisbursed portion of loan proceeds.............    (13,177)                  (6,848)
    Deferred loan fees...............................       (474)                    (319)
    Unearned interest................................         (4)                     (29)
    Allowances for loan losses.......................     (2,635)                  (2,329)
                                                        --------                 --------
                                                        $286,390                 $280,889
                                                        ========                 ========


Loans serviced for investors totaled $27.0 million and $25.7 million at December 31, 1998 and June 30, 1998, respectively.

(7)  NOTES PAYABLE AND OTHER BORROWINGS

Notes payable and other borrowings are summarized as follows (dollars in thousands):



                                            DECEMBER 31, 1998                      JUNE 30, 1998
                                       ----------------------------        ---------------------------
                                                         WEIGHTED                             WEIGHTED
                                                          AVERAGE                              AVERAGE
                             MATURITY       AMOUNT         RATE                 AMOUNT          RATE
                             --------       ------         ----                 ------          ----
Advances from
  Federal Home Loan Bank       1998       $      -            -                 $8,000          5.51%
                               1999         22,000         6.55%                21,000          6.62
                               2000         22,007         6.23                 22,007          6.24
                               2001          3,000         5.91                  3,000          5.91
                               2002         28,500         5.61                 28,500          5.61
                               2003          8,052         5.13                  3,052          5.60
                               2004          5,000         6.32                  5,000          6.32
                               2005          5,000         5.33                      -             -
                               2007          6,500         6.52                  6,500          6.52
                               2008         30,000         4.88                 20,000          4.95
                               ----         ------         ----               --------          ----
                                          $130,059         5.74%              $117,059          5.87%
                                          ========         ====               ========          ====

Securities sold under
  agreements to repurchase     1999       $  4,875         5.45%                     -          -




FHLB advances totaled $130.1 million or 96.4% and $117.1 million or 100.0% of total borrowings at December 31, 1998 and June 30, 1998, respectively. The Company is required to maintain as collateral unencumbered one-to-four family mortgage loans in its portfolio such that the outstanding balance of FHLB advances does not exceed 60% of the book value of this collateral. The Company had delivered mortgage-backed securities with a carrying value of $56.9 million and $30.7 million at December 31, 1998 and June 30, 1998, respectively. In addition, all FHLB advances are collateralized by all Federal Home Loan Bank stock and are subject to prepayment penalties. The Company's unused advance line with the Federal Home Loan Bank was $11.0 million at December 31, 1998. FHLB variable rate term borrowings consist of $5.0 million tied to the one-month LIBOR, and $3.0 million tied to the six-month LIBOR index.

The Company enters into sales of mortgage-backed securities with agreements to repurchase identical securities (reverse repurchase agreements) and substantially identical securities (dollar reverse repurchase agreements). These transactions are treated as financings with the obligations to repurchase securities reflected as a liability. The dollar amount of securities underlying the agreements remains in the asset accounts. The securities underlying the agreements are delivered to the counterparty's account. At December 31, 1998 agreements to repurchase identical securities totaled $4.9 million. There were no liabilities recorded under agreements to repurchase substantially identical securities at December 31, 1998.

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

GENERAL

In order to maximize shareholder value, the Company continues to pursue a strategy of effectively utilizing the capital acquired in the Bank's conversion from mutual to stock form and the Company's initial public offering consummated in December 1993 (the "Conversion"). The Company believes that its effective utilization of capital is best achieved through the growth of the Company's business. Pursuant to the Company's post-Conversion strategic plan, this growth is to be achieved through the expansion of the Company's asset base and diversification of the Company's portfolio into higher-yielding assets, and is to be implemented in two stages. In stage one, implemented in fiscal 1994 through the first half of fiscal 1997, management focused on achieving a target asset size for the Company established by the Board of Directors. In stage two, which commenced in the second half of fiscal 1996 and will continue in fiscal 1999, management focused, and intends to continue to focus, on portfolio diversification coupled with a moderate increase in the rate of growth of the Company's asset base.

Commencing in fiscal 1994 and continuing through the first half of fiscal 1997, the Company implemented stage one of it's strategic plan by leveraging its capital base to achieve asset growth. The objective of the first stage of the strategy was to reach a targeted asset size for the Company established by the Board of Directors within a three-to-five year period following the Conversion. The Company increased its asset size from $179.6 million at June 30, 1994 to $409.8 million at June 30, 1997. The Bank's principal investment focus during the four-year post-Conversion period was to originate and purchase mortgage loans (principally loans secured by one-to-four family owner-occupied homes) and purchase mortgage-backed securities. The asset growth was funded through significant increases in Federal Home Loan Bank ("FHLB") advances and other borrowings and increases in deposits, primarily brokered and non-brokered wholesale deposits. Pursuit of the foregoing strategy resulted in increases in the Company's net income, earnings per share, return on average equity ("ROAE") and return on average assets ("ROAA") in fiscal 1994, 1995 and 1996. Excluding the impact of the one-time industry-wide SAIF assessment in fiscal 1997, pursuit of the strategy also resulted in increases in the Company's net income, earnings per share, ROAE and ROAA for fiscal 1997.

Starting in the latter half of fiscal 1996 and continuing in fiscal 1998, the Company implemented the second stage of its post-Conversion plan in order to continue to increase net income, earnings per share, ROAE and ROAA. This strategy involved shifting the focus from asset growth to asset portfolio diversification, while maintaining prudent capital and liquidity levels. This was, and continues to be, achieved by altering the composition of loans and securities originated, purchased, sold and held in the total asset portfolio. In particular, the Company focused and will focus on originating and purchasing higher-yielding multi-family, commercial real estate and commercial business loans secured by properties or assets located within the Company's primary lending area (as defined herein), which will either replace or supplement the lower-yielding one-to-four family mortgage loans and principal run-off from the mortgage securities portfolio.* The Company also evaluated opportunities to purchase multi-family and commercial real estate loans or participation interests in such loans secured by properties located outside the Company's primary lending area. In fiscal 1998, the Company purchased an aggregate of $25.5 million, or 8.9% of gross loans at June 30, 1998, of loans and participation interests in loans originated by other lenders and secured by properties located outside of the Company's primary lending area (as defined herein). These loans and participation interests consisted primarily of commercial real estate and commercial real estate construction loans. The Company also expanded its opportunities to originate higher-yielding loans by establishing a new commercial lending division which offers commercial/industrial real estate term loans, equipment leasing, inventory/equipment/receivables financing, lines of credit, letters of credit and SBA loan programs. The Company originated and purchased $35.6 million in various commercial business loans, either unsecured or secured by commercial business assets as of June 30, 1998, of which $6.28 million were secured by business assets located outside of the Company's primary lending area. Asset portfolio diversification in fiscal 1998 was funded through principal repayment cash flows from existing assets, wholesale brokered and non-brokered deposits, the sale of mortgage-backed and related securities, retail deposits and FHLB advances.

In fiscal 1999, the Company intends to continue the implementation of the second stage of its strategic plan by slowing the rate of growth of its asset base and continuing to focus on asset portfolio diversification.* This will continue to be accomplished by increasing the origination and purchase of multi-family real estate, commercial real estate and commercial/industrial business loans, combined with the growth of the commercial lending division.* The Company also intends to begin to increase sales of one-to-four family mortgage loans in the secondary market, including selling seasoned and recently originated one-to-four family mortgage loans in order to provide liquidity for the funding of higher-yielding loan originations and purchases, increase non-interest income and maintain adequate levels of capital.* The Company anticipates that increased sales of one-to-four family loans will decrease the proportion of the gross loan portfolio represented by such loans, will increase non-interest income as a result of increased gains on the sales of such loans, and will further lessen the Company's negative gap position as such loans are replaced by higher-yielding, adjustable rate assets, including multi-family, commercial real estate and commercial loans.* Portfolio diversification in fiscal 1999 also will include continued purchases of loans or participation interests in loans originated by other lenders both within and outside of its primary lending area.* Loans purchased, or participation interests purchased, which relate to properties located outside of the Company's primary lending area will consist primarily of multi-family, commercial real estate, multi-family construction and commercial real estate construction loans.* In deciding whether or not to purchase a loan or participation interest in a loan originated outside of the Company's primary lending area, management of the Company has applied, and continues to apply, underwriting guidelines which are at least as strict as those applicable to the origination of similar loans within its primary lending area.

The Company intends to fund its asset portfolio diversification in fiscal 1999 by a combination of retail deposits, brokered deposits, borrowings, the sale of one-to-four family mortgage loans in the secondary market, the maturity and sale of mortgage-backed and related securities and FHLB advances.*

In addition, in fiscal 1999, the Company intends to continue increasing the activities of its commercial lending division as another element of the overall portfolio diversification strategy.* The focus of the Company's commercial lending operation will be small business loans and leases. Management currently anticipates that the commercial lending division will generate approximately $40 million in new commercial loans/leases during fiscal 1999.* Management believes that the commercial lending component of its operations will benefit the Company longer term, and should contribute to a long-term increase in net income and return on equity.* The commercial lending division also has enhanced the Company's core deposit base through the establishment of new deposit relationships with the commercial lending division's customers. As of December 31, 1998, commercial deposits totaled $27.0 million or 8.9% of the Company's deposit base.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds are retail and wholesale brokered deposits, proceeds from principal and interest payments on loans, principal and interest payments on mortgage-backed and related securities and FHLB-Chicago advances. Alternative funding sources are evaluated and utilized based upon factors such as interest rates, availability, maturity, administrative costs and retention capability. Although maturity and scheduled amortization of loans are predictable sources of funds, deposit flows, mortgage prepayments and prepayments on mortgage-backed and related securities are influenced significantly by general interest rates, economic conditions and competition. Mortgage loans and mortgage securities prepayments increased in fiscal 1996 as interest rates declined for the first half of the fiscal year before increasing in the last half of the fiscal year. During the fiscal years 1997 and 1998, prepayments increased as interest rates decreased in the second half of the fiscal year. Also, during the six months ended December 31, 1998 prepayments continued to increase as interest rates continued to decline.

The primary investing activity of the Company is the origination and purchase of loans and the purchase of mortgage-backed and related securities. For the six months ended December 31, 1998, the Company originated and purchased loans totaling $106.2 million and $5.0 million, respectively, as compared to the six months ended December 31, 1997 when originated and purchased loans totaled $60.2 million and $2.6 million, respectively. Purchases of mortgage-backed and related securities held-to-maturity for the six months ended December 31, 1998 and 1997 totaled $8.1 million and $352,000, respectively. There were no purchases of investment securities held-to-maturity for the six months ended December 31, 1998 and 1997. For the six months ended December 31, 1998 and 1997, these activities were funded primarily by principal repayments on loans of $68.4 million and $59.4 million, respectively; principal repayments on mortgage-backed and related securities of $52.3 million and $10.2 million, respectively; proceeds from the sale of mortgage loans of $36.0 million and $4.4 million, respectively; net proceeds from notes payable to the FHLB-Chicago of $13.0 million and $23.5 million, respectively; and a net increase in deposits and securities sold under agreements to repurchase of $32.8 million and $4.9 million, respectively, during the 1998 period. Purchases of securities available-for-sale totaled $85.4 million and sales were $5.5 for the six months ended December 31, 1998, compared to purchases of $14.9 million and sales of $18.1 million for the three months ended December 31, 1997.

The Company is required to maintain minimum levels of liquid assets under the regulations of the Wisconsin Department of Financial Institutions, Division of Savings and Loan for state-chartered stock savings banks. Savings banks are required to maintain an average daily balance of liquid assets (including cash, certain time deposits, certain bankers acceptances, certain corporate debt securities, securities of certain mutual funds and specified United States government, state or federal agency obligations) of not less than 8.0%. The Company's liquidity ratio was 30.9% at December 31, 1998. The Company adjusts its liquidity levels to meet various funding needs and to meet its asset and liability management objectives.

The Company's most liquid assets are cash and cash equivalents, which include investments in highly-liquid, short-term investments. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. At December 31, 1998 and June 30, 1998, cash and cash equivalents were $14.1 million and $8.2 million, respectively. The increase in cash and cash equivalents was due to an increase in wholesale brokered deposits and advance borrowings from the FHLB-Chicago.

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

At December 31, 1998, retail and wholesale certificates of deposit totaled $72.4 million and $143.7 million, respectively. Management believes that a significant portion of its retail deposits will remain with the Company and, in the case of wholesale brokered deposits, may be replaced with similar type accounts even should the level of interest rates change.* However, in the event of a significant increase in market interest rates, the cost of obtaining replacement wholesale deposits and FHLB advances would increase as well.

The Bank's Board of Directors has set a maximum limitation of total borrowings equal to 32% of total assets. This internal limit is 3% below the allowable borrowing limit (for all borrowings including FHLB advances and reverse repurchase agreements) of 35% of total assets established by the FHLB-Chicago. At December 31, 1998, FHLB advances totaled $130.1 million or 27.2% of the Bank's total assets and securities sold under agreements to repurchase totaled $4.9 million or 1.0% of the Bank's total assets. At December 31, 1998, the Bank had unused borrowing authority under the borrowing limitations established by the Board of Directors of $18.3 million and $32.7 million under the FHLB total asset limitation. The Bank intends to fund asset portfolio diversification in fiscal 1999 through modest increases in FHLB advances, and to maintain the 3% excess borrowing capacity with the FHLB as a contingent source of funds to meet liquidity needs as deemed necessary by the Board of Directors of the Bank.*

Liquidity management for the Company is both an ongoing and long-term function of the Company's asset/liability management strategy. Excess funds generally are invested in short-term investments such as federal funds or overnight deposits at the FHLB-Chicago. Whenever the Company requires funds beyond its ability to generate them internally, additional sources of funds usually are available and obtainable from the wholesale brokered and non-brokered market as well as the unused credit line from the FHLB-Chicago, and funds also may be available through reverse repurchase agreements wherein the Company pledges investment, mortgage-backed or related securities. The Company maintains a $10.0 million contingent backup credit facility with a major correspondent bank to replace a portion of its interest rate sensitive liabilities, such as borrowings and wholesale brokered and non-brokered deposits should such funding sources become difficult or impracticable to obtain or retain due to a changing interest rate environment. The Company also has a federal funds open line of credit in the amount of $10.0 million with a correspondent bank which does not require the direct pledging of any assets. In addition, the Company maintains a relatively high level of liquid assets such as investment securities and mortgage-backed and related securities available-for-sale in order to ensure sufficient sources of funds are available to meet the Company's liquidity needs.

The Company has various unfunded commitments at December 31, 1998 which represent amounts the Company expects to fund during the quarter ended March 31, 1999. For a summary of such commitment see discussion under footnote (4) "Commitments and Contingencies" contained in the section entitled, "Notes to Consolidated Financial Statements." The Company anticipates it will have sufficient funds available to meet its current loan commitments, including loan applications received and in process to the issuance of firm commitments.


CHANGE IN FINANCIAL CONDITION

Total assets increased $43.1 million, or 9.8%, from $438.4 million at June 30, 1998 to $481.5 million at December 31, 1998. This increase is primarily reflected in an increase in interest-bearing deposits, securities available-for-sale and loans receivable, funded primarily by an increase in deposits, FHLB-

Chicago advances, securities sold under agreements to repurchase and decreases in mortgage-backed and related securities held-to-maturity. Cash and cash equivalents were $14.1 million and $8.2 million at December 31, 1998 and June 30, 1998, respectively. The increase in cash and cash equivalents was due to management's decision to increase such assets to purchase securities available-for-sale and to have funding available for unused loan commitments.

Securities available-for-sale increased to $105.7 million at December 31, 1998 compared to $66.4 million at June 30, 1998. Mortgage-backed and related securities held-to-maturity increased to $81.3 million at December 31, 1998 compared to $57.5 million at June 30, 1998. Investment securities available-for-sale increased to $24.4 million at December 31, 1998 compared to $8.9 million at June 30, 1998. The increase in mortgage-backed and related securities available-for-sale and investment securities available-for-sale was the result of management's decision to increase such assets to mitigate the effect of lower than expected loan portfolio balances due to higher than anticipated levels of mortgage loans refinanced with outside institutions.

Loans receivable increased to $286.4 million at December 31, 1998 compared to $280.9 million at June 30, 1998. The increase at December 31, 1998 compared to June 30, 1998 is primarily the result of management's decision to retain its ARM, intermediate-term (15 year) and loans originated and purchased for the Company's portfolio, as such loans carried higher yields than comparable mortgage-backed and related securities during the six months ended December 31, 1998. Total mortgage loans originated and purchased amounted to $99.6 million ($3.5 million of which were purchased mortgage loans) and $62.8 million ($2.6 million of which were purchased mortgage loans) for the six months ended December 31, 1998 and 1997, respectively, while sales of fixed-rate mortgage loans totaled $36.8 million and $4.4 million for the six months ended December 31, 1998 and 1997, respectively. Total commercial real estate mortgage loans originated and purchased totaled $19.3 million and $7.4 million for the six months ended December 31, 1998 and 1997, respectively.

Deposits increased $32.9 million to $304.5 million at December 31, 1998 from $271.6 million at June 30, 1998. The increase in deposits was primarily due to the Company's increase in money market deposit accounts for the six months ended December 31, 1998. Money market deposit accounts totaled $54.5 million at December 31, 1998, representing 17.9% of total deposits as compared to $28.0 million, or 10.3% of total deposits at June 30, 1998. Also, the Company increased its use of wholesale brokered and non-brokered certificates of deposit for the six months ended December 31, 1998. Brokered certificates of deposit totaled $96.7 million at December 31, 1998, representing 31.8% of total deposits as compared to $81.4 million, or 30.0% of total deposits, at June 30, 1998. Non-brokered wholesale deposits totaled $47.0 million at December 31, 1998, representing 15.4% of total deposits as compared to $42.9 million, or 15.8% of total deposits at June 30, 1998. Deposits are the Company's primary source of externally generated funds. The level of deposits is heavily influenced by such factors as the general level of short- and long-term interest rates as well as alternative yields that investors may obtain on competing investment securities such as money market mutual funds.

FHLB-Chicago advances increased to $130.5 million at December 31, 1998 compared to $117.1 million at June 30, 1998. Also, at December 31, 1998, the Company had $4.9 million in reverse repurchase agreements. The Company has used FHLB-Chicago advances and securities sold under agreements to repurchase as a funding source due to attractive rates offered in relation to deposit funds obtainable in the Company's local market.

ASSET/LIABILITY MANAGEMENT

The Company closely monitors interest rate risk in an attempt to manage the extent to which net interest income is significantly affected by changes in market interest rates. In managing the Company's interest rate risk during the six months ended December 31, 1998, the Company utilized money market deposit accounts and FHLB-advances to fund increases in the Company's interest-bearing assets due primarily to the attractive rates offered on money market deposit accounts and FHLB advances. At December 31, 1998, the Company's estimated cumulative one-year gap between assets and liabilities was a negative 10.0% of total assets as compared to a negative 5.1% at June 30, 1998. The increase in the Company's negative one-year gap reflects the increased use of shorter-term maturity deposits and FHLB advances to fund a larger portfolio of fixed-rate mortgage, mortgage related securities and investment securities. During periods of rising interest rates, a positive interest rate sensitivity gap would tend to positively affect net interest income, while a negative interest rate sensitivity gap would adversely affect net income. Although the opposite effect on net income would occur in periods of falling interest rates, the Company could experience substantial prepayments of its fixed rate mortgage loans and mortgage-backed and related securities, which would result in the reinvestment of such proceeds at market rates which are lower than current rates.*

ASSET/LIABILITY MANAGEMENT SCHEDULE

The following table sets forth at December 31, 1998 the amounts of interest-earning assets and interest-bearing liabilities maturing or repricing within the time periods indicated, based on the information and assumptions set forth in the notes thereto.




                                                                            AMOUNT MATURING OR REPRICING
                                                         -------------------------------------------------------------------------
                                                                                   MORE THAN     MORE THAN
                                                         WITHIN        FOUR TO     ONE YEAR     THREE YEARS
                                                         THREE         TWELVE      TO THREE       TO FIVE     OVER FIVE
                                                         MONTHS        MONTHS        YEARS         YEARS        YEARS       TOTAL
                                                         ------        ------        -----         -----        -----       -----
                                                                                (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS(1):
Mortgage loans(2):
     Fixed rate ...................................   $  12,377     $  31,915     $  62,571     $  28,149    $  15,673   $ 150,685
     Adjustable rate ..............................      29,600        42,973        35,631         3,536        1,671     113,411
Consumer loans (2) ................................         394         3,191           603            21           --       4,209
Commercial loans (2) ..............................       7,720         3,595         4,587           435           --      16,337
Mortgage-backed and related securities:
     Fixed rate and securities available-for-sale .       3,421         8,929        16,397         9,489        7,187      45,423
     Adjustable rate ..............................      53,104        38,458            --            --           --      91,562
Investment securities and
  securities available-for-sale ...................      20,442         2,640           160                     20,367      43,609
                                                      ---------     ---------     ---------     ---------    ---------   ---------
     Total interest-earning assets ................   $ 127,058     $ 131,701     $ 119,949     $  41,630    $  44,898   $ 465,236
                                                      =========     =========     =========     =========    =========   =========

INTEREST-BEARING LIABILITIES:
Deposits(3):
     NOW accounts .................................   $     246     $     739     $   1,173     $     575    $     552   $   3,285
     Money market deposit accounts ................       8,173        24,520        18,308         2,929          558      54,489
     Passbook savings accounts ....................       1,562         4,686         7,435         3,643        3,500      20,825
     Certificates of deposit ......................      77,589       104,840        30,607         3,136           --     216,172
     Escrow deposits ..............................          --           166            --            --           --         166
Borrowings(4)
     FHLB advances and other borrowings ...........      49,375        35,000        26,007         8,052       16,500     134,934
                                                      ---------     ---------     ---------     ---------    ---------   ---------
     Total interest-bearing liabilities ...........   $ 136,945     $ 169,951     $  83,530     $  18,335    $  21,110   $ 429,871
                                                      =========     =========     =========     =========    =========   =========
Excess (deficiency) of interest-earning assets over
  interest-bearing liabilities ....................   ($  9,887)    ($ 38,250)    $  36,419     $  23,295    $  23,788   $  35,365
                                                      =========     =========     =========     =========    =========   =========
Cumulative excess (deficiency) of interest-earning
  assets over interest-bearing liabilities ........   ($  9,887)    ($ 48,137)    ($ 11,718)    $  11,577    $  35,365   $  35,365
                                                      =========     =========     =========     =========    =========   =========
Cumulative excess (deficiency) of interest-earning
  assets over interest-bearing liabilities
  as a percent of total assets ....................        (2.1)%       (10.0)%        (2.4)%         2.4%         7.4%        7.4%
                                                      =========     =========     =========     =========    =========   =========


---------------------------
(1) Adjustable- and floating-rate assets are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due, and fixed-rate assets are included in the periods in which they are scheduled to be repaid based on scheduled amortization, in each case adjusted to take into account estimated prepayments utilizing the Company's historical prepayment statistics modified for forecasted statistics using annual prepayment rates ranging from 5% to 20%, based on the loan type.

(2) Balances have been reduced for undisbursed loan proceeds, unearned credit insurance premiums, deferred loan fees, purchased loan discounts and the allowance for loan losses, which aggregated $16.3 million at December 31, 1998.

(3) Although the Company's negotiable order of withdrawal ("NOW") accounts, passbook savings accounts and money market deposit accounts generally are subject to immediate withdrawal, management considers a certain historical amount of such accounts to be core deposits having significantly longer effective maturities and times to repricing based on the Company's historical retention of such deposits in changing interest rate environments. NOW accounts, passbook savings accounts and money market deposit accounts are assumed to be withdrawn at annual rates of 30%, 30% and 60%, respectively, of the declining balance of such accounts during the period shown. The withdrawal rates used are higher than the Company's historical rates but are considered by management to be more indicative of expected withdrawal rates currently. If all of the Company's NOW accounts, passbook savings accounts and money market deposit accounts had been assumed to be subject to repricing within one year, the one-year cumulative deficiency of interest-earning assets over interest-bearing liabilities would have been $86.8 million or 18.1% of total assets.

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

The following table sets forth information regarding the Bank's non-accrual loans and foreclosed properties at the dates indicated:



                                                      THREE MONTHS ENDED
                                    --------------------------------------------------

                                      DEC 31    SEP 30    JUN 30    MAR 31     DEC 31
                                       1998      1998      1998      1998       1997
                                       ----      ----      ----      ----       ----

Non-accrual mortgage loans ........   $3,238    $1,674    $1,338    $1,028    $  337
Non-accrual consumer loans ........      136        45        52        24        29
                                      ------    ------    ------    ------    ------
Total non-accrual loans ...........   $3,374    $1,719    $1,390    $1,052    $  366
                                      ======    ======    ======    ======    ======

Loans 90 days or more
  delinquent and still accruing ...       52        32        20        61        60
                                      ------    ------    ------    ------    ------
Total non-performing loans ........   $3,426    $1,751    $1,424    $1,113    $  426
                                      ======    ======    ======    ======    ======

Non-accrual investment securities .      233        --        --        --        --
Total foreclosed real estate net of
  related allowance for losses ....       11        11        11        11        11
                                      ------    ------    ------    ------    ------
Total non-performing assets .......   $3,670    $1,762    $1,435    $1,124    $  437
                                      ======    ======    ======    ======    ======

Non-performing loans to
  gross loans receivable ..........     1.14%     0.60%     0.50%     0.38%     0.14%
                                      ======    ======    ======    ======    ======

Non-performing assets to
  total assets ....................     0.76%     0.38%     0.33%     0.27%     0.11%
                                      ======    ======    ======    ======    ======



At December 31, 1998, non-performing loans increased to $3.4 million from $1.4 million at June 30, 1998. The increase primarily relates to the default on a commercial real estate loan located in the Bank's primary market with a balance of $1.1 million. The remaining portion of the increase relates to several one-to-four family real estate loans also located in the Bank's primary market. Management believes that these loans are adequately collateralized and/or have specific loan loss reserves established which are adequate to absorb potential losses related to resolution.

ALLOWANCE FOR LOAN LOSSES

The following table sets forth an analysis of the Bank's allowance for loan losses:



                                          SIX MONTHS         YEAR             SIX MONTHS
                                             ENDED           ENDED               ENDED
                                         DEC. 31, 1998    JUNE 30, 1998       DEC. 31, 1997
                                         -------------    -------------       -------------

                                                      (DOLLARS IN THOUSANDS)

 Balance at beginning of period ..........   $ 2,329         $ 1,762          $ 1,762
 Additions charged to operations:
   One- to four-family ...................        --              --               --
   Multi-family and commercial real estate       230             512              242
   Consumer ..............................        50             163              103
   Commercial ............................        60             125               95
                                             -------         -------          -------
                                                 340             800              440

 Recoveries:
    One- to four-family ..................        --              --               --
    Consumer .............................         6              31               15
                                             -------         -------          -------
                                                   6              31                1

 Charge-offs:
    One- to four-family ..................       (11)            (69)             (69)
    Consumer .............................       (29)           (195)             (86)
                                             -------         -------          -------
                                                 (40)           (264)            (155)
                                             -------         -------          -------

 Net charge-offs .........................       (34)           (233)            (140)
                                             -------         -------          -------

 Balance at end of period ................   $ 2,635         $ 2,329          $ 2,062
                                             =======         =======          =======

Allowance for loan losses to
   non-performing loans at end
   of the period .........................     76.91%         163.55%          484.04%
                                             =======         =======          =======

Allowance for loan losses to
   total loans at end of the period ......      0.88%           0.81%            0.69%
                                             =======         =======          =======



The level of allowance for loan losses at December 31, 1998, reflects the continued low level of charged off loans. Management believes that the allowance for loan losses is adequate as of December 31, 1998.

RESULTS OF OPERATIONS -
COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 1998
AND 1997

GENERAL

Net income for the three months ended December 31, 1998 increased to $789,000 from $714,000 for the comparable 1997 period. The increase in net income was primarily due to an increase in non-interest income and net interest income. Return on average equity decreased to 9.17% for the three months ended December 31, 1998 from 9.19% for the comparable 1997 period. Return on average assets decreased to 0.66% for the three months ended December 31, 1998 from 0.68% for the comparable 1997 period.

NET INTEREST INCOME

The following table presents certain information related to average interest-earning assets and liabilities, net interest rate spread and net interest margin:


                                                              FOR THE THREE MONTHS ENDED DECEMBER 31,
                                             ----------------------------------------------------------------------

                                                         1 9 9 8                               1 9 9 7
                                             -----------------------------       ----------------------------------

                                                       INTEREST    AVERAGE                    INTEREST      AVERAGE
                                             AVERAGE    EARNED/    YIELD/         AVERAGE      EARNED/      YIELD/
                                             BALANCE     PAID       RATE          BALANCE       PAID         RATE
                                             -------     ----       ----          -------       ----         ----
                                                                  (DOLLARS IN THOUSANDS)
ASSETS:
Interest-earning assets:
  Mortgage loans .........................   $264,591   $  5,492        8.30%   $271,023    $  5,698       8.41%
  Consumer loans .........................      4,257        139       13.06       5,350         175      13.08
  Commercial loans .......................     14,135        339        9.59       6,208         161      10.37
                                             --------   --------                --------    --------

     Total loans .........................    282,983      5,970        8.44     282,581       6,034       8.54
  Securities held-to-maturity:
    Mortgage-backed securities ...........     16,460        256        6.22      42,438         751       7.08
    Mortgage related securities ..........     40,684        751        7.38      37,806         650       6.88
                                             --------   --------                --------    --------
      Total mortgage-backed
       and related securities ............     57,144      1,007        7.05      80,244       1,401       6.98
  Investment and other securities ........     28,442        384        5.40      13,925         227       6.52
  Securities available-for-sale ..........     91,003      1,413        6.21      24,915         401       6.44
  Federal Home Loan Bank stock ...........      6,619        111        6.70       5,614          99       7.05
                                             --------   --------                --------    --------
    Total interest-earning assets ........    466,191      8,885        7.62     407,279       8,162       8.02
Non-interest earning assets ..............      9,074                             11,238
                                             --------                           --------
    Total assets .........................   $475,265                           $418,517
                                             ========                           ========


LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
  NOW accounts ...........................   $  2,834         12        1.69%   $  2,623          11       1.68%
  Money market deposit accounts ..........     41,175        528        5.13      24,205         315       5.21
  Passbook accounts ......................     21,294        156        2.93      21,207         159       3.00
  Certificates of deposit ................    228,555      3,322        5.81     215,161       3,272       6.08
                                             --------   --------                --------    --------
    Total deposits .......................    293,858      4,018        5.47     263,196       3,757       5.71
Advance payments by borrowers
  for taxes and insurance ................      3,868         29        3.00       4,197          32       3.05
Borrowings ...............................    131,527      1,937        5.89     108,572       1,696       6.25
                                             --------   --------                --------    --------
    Total interest-bearing liabilities ...    429,253      5,984        5.58     375,965       5,485       5.84
Non-interest bearing deposits
  and liabilities ........................     11,607                             11,469
Shareholders' equity .....................     34,405                             31,083
                                             --------                           --------

    Total liabilities and
      shareholders' equity ...............   $475,265                           $418,517
                                             ========                           ========

Net interest income/interest rate spread .              $  2,901        2.04%               $  2,677       2.18%
                                                        ========        ====                ========       ====

Net earning assets/net interest margin ...   $ 36,938                   2.49%   $ 31,314                   2.63%
                                             ========                   ====    ========                   ====

Net interest income before provision for losses on loans increased $224,000 or 8.4%, to $2.9 million for the three months ended December 31, 1998 from $2.7 million for the comparable 1997 period. Interest income increased $723,000 for the three months ended December 31, 1998, partially offset by an increase in interest expense of $499,000. The level of net interest income primarily reflects an 6.2% increase in average interest-earning assets to $466.2 million for the three months ended December 31, 1998 from $407.3 million for the comparable 1997 period, a 18.0% increase in the excess of the Company's average interest-earning assets over average interest-bearing liabilities to $36.9 million for the three months ended December 31, 1998 from $31.3 million for the comparable 1997 period, offset by a decrease in interest rate spread to 2.04% for the three months ended December 31, 1998 from 2.18% for the comparable 1997 period. The decrease in interest rate spread was primarily due to the increased proportion of interest earning assets invested in investment securities that carry lower yields than loans.

INTEREST INCOME

Interest income increased 8.9% to $8.9 million for the three months ended December 31, 1998 from $8.2 million for the comparable 1997 period. The increase in interest income was the result of an increase in average interest-earning assets of 14.5% to $466.2 million for the three months ended December 31, 1998 from $407.3 million for the comparable 1997 period, offset by a decrease of 40 basis points in the yield on interest-earning assets to 7.62% for the three months ended December 31, 1998 from 8.02% for the comparable 1997 period. Interest income on loans decreased 1.1% to $5.970 million for the three months ended December 31, 1998, from $6.034 million for the comparable 1997 period. The decrease was the result of a decrease in average yield to 8.44% for the three months ended December 31, 1998 from 8.54% for the comparable 1997 period, offset by a rise in the Company's average gross loans of 0.1% to $283.0 million for the three months ended December 31, 1998 from $282.6 million for the comparable 1997 period. Gross loans increased primarily as a result of the Company retaining substantially all of its adjustable and short-term fixed rate loan originations and purchasing more loans in the secondary market. The decrease in yield is attributable to the increase in loans refinanced at lower interest rates during the 1998 period. At December 31, 1998 the multifamily and commercial components of the Company's loan portfolio totaled $113.5 million, or 37.7% of the total loan portfolio, compared to $90.7 million, or 30.5% of the total loan portfolio at December 31, 1997. Interest income on mortgage-backed securities decreased 65.9% to $256,000 for the three months ended December 31, 1998 from $751,000 for the comparable 1997 period. The decrease was primarily due to a decrease in average balances to $16.5 million for the three months ended December 31, 1998 from $42.4 million for the comparable 1997 period and a decrease in average yield to 6.22% for the 1998 period from 7.08% for the 1997 period. The decrease in average yield on mortgage-backed securities was primarily due to the downward rate adjustment in the adjustable rate securities portion of this portfolio which decreased due to the lower interest rate environment in the 1998 period and the accelerated amortization of purchase premiums on mortgage-backed securities due to faster that projected principal repayments in the 1998 period. Interest income on mortgage-related securities increased 15.5% to $751,000 for the three months ended December 31, 1998 from $650,000 for the comparable 1997 period. The increase was primarily due to an increase in average balances to $40.7 million for the three months ended December 31, 1998 from $37.8 million for the comparable 1997 period, and by an increase in average yield to 7.38% for the three months ended December 31, 1998 from 6.88% for the comparable 1997 period. The increase in average yield on mortgage-related securities was primarily due to accelerated amortization of purchase discounts on mortgage related securities due to faster than projected principal repayments during the 1998 period. The decline in average balances of mortgage-backed and related securities is due to management's decision to increase the securities available-for-sale portfolio. Interest income on investment securities and securities available-for-sale and investment and other securities increased 186.1% to $1.8 million for the three months ended December 31, 1998 from $628,000 for the comparable 1997 period. The increase was primarily due to an increase in average balance to $119.4 million for the three months ended December 31, 1998 from $38.8 million for the 1997 period, offset by a decrease in average yield to 6.02% for the three months ended December 31, 1998 from 6.47% for the comparable 1997 period. The increase in securities available-for-sale was due to management's decision to have the ability to sell securities to meet future loan demand. The lower average yield was primarily attributable to the lower interest rate environment during the 1998 period as compared to the 1997 period.

INTEREST EXPENSE

Interest expense increased 9.1% to $6.0 million for the three months ended December 31, 1998 from $5.5 million for the comparable 1997 period. The increase was the result of an 14.2% increase in the average amount of interest-bearing liabilities to $429.3 million for the three months ended December 31, 1998 compared to $376.0 million for the comparable 1997 period, offset by a decrease in the average rate paid on interest-bearing liabilities to 5.58% for the 1998 period from 5.84% for the 1997 period. The increased balances of certificates of deposit (including brokered deposits), money market deposit accounts, NOW accounts and borrowings at lower average interest rates was the primary reason for the decrease in the average rate paid on the interest-bearing liabilities for the three months ended December 31, 1998 as compared to the comparable 1997 period. Interest expense on deposits increased 6.9% to $4.0 million for the three months ended December 31, 1998 from $3.8 million for the comparable 1997 period. The increase was the result of an increase in average balances of 11.6% to $293.9 million for the three months ended December 31, 1998 from $263.2 million for the comparable 1997 period, partially offset by a decrease in the average rate paid to 5.47% for the 1998 period from 5.71% for the 1997 period. The increase in deposits was primarily due to an increase of 70.1% in money market deposit accounts to $41.2 million for the three months ended December 31, 1998 from $24.2 million for the comparable 1997, with a decrease in the average rate paid on such accounts to 5.13% for the 1998 period from 5.21% for the 1997 period. Money market deposit accounts increased primarily due to aggressive marketing and a competitive rate offered during the three months ended December 31, 1998. Certificate of deposit accounts (including brokered deposits) increased 6.2% to $228.6 million for the three months ended December 31, 1998 from $215.2 million for the 1997 period, with a decrease in the average rate to 5.81% for the 1998 period from 6.08% for the 1997 period. NOW accounts increased 8.0% to $2.8 million for the three months ended December 31, 1998 from $2.6 million for the comparable 1997 period, with an increase in average rate paid to 1.69% for the 1998 period from 1.68% for the 1997 period. The Company's increase in certificates of deposit was the result of aggressive marketing and pricing and the use of brokered certificates of deposit. Of the $228.6 million in the average balance of certificates of deposit for the three months ended December 31, 1998, $98.0 million, or 42.9%, represented brokered certificates of deposit compared to $80.7, million or 37.5%, for the 1997 period. The average rate paid on brokered certificates of deposit decreased to 5.73% for the three months ended December 31, 1998 from 6.17% for the comparable 1997 period. The decrease was primarily due to the lower interest rate environment during the 1998 period as compared to the 1997 period. Interest on borrowings (FHLB advances and reverse repurchase agreements) increased 14.2% to $1.9 million for the three months ended December 31, 1998 from $1.7 million for the comparable 1997 period. The increase was primarily due to the increase in average balances of FHLB advances and reverse repurchase agreements of 21.1% to $131.5 million for the three months ended December 31, 1998 from $108.6 million for the comparable 1997 period, with a decrease in the average rate paid to 5.89% for the 1998 period from 6.25% for the 1997 period.

PROVISION FOR LOSSES ON LOANS

The provision for losses on loans decreased 12.5% to $210,000 for the three months ended December 31, 1998 from $240,000 for the comparable 1997 period. The level of allowance for losses on loans generally is determined by the Bank's historical loan loss experience, the condition and composition of the Bank's loan portfolio, and existing and anticipated general economic conditions. Management anticipates that as the Company's volume of multi-family and commercial/non-residential real estate lending activity continues to increase, the Company will need to build a higher level of allowance for loan losses established through a provision for loan losses.* Based on management's evaluation of the loan portfolio and the increase in gross loans during the three months ended December 31, 1998, the allowance for losses on loans increased 27.8% to $2.6 million at December 31, 1998 compared to $2.1 million at December 31, 1997. This increase was primarily the result of the increase in multi-family, multi-family construction, home equity, commercial real estate and commercial loan components of the gross loan portfolio which carry a greater degree of credit risk as compared to one-to-four family mortgage lending. The ratio of allowance for loan losses to gross loans increased to 0.88% at December 31, 1998 from 0.69% at December 31, 1997, reflecting the continued low level of loans charged off loans. The amount of non-performing loans at December 31, 1998 was $3.4 million, or 1.2% of gross loans, compared to $1.4, or 0.50% of gross loans, at June 30, 1998 and $349,000 or 0.12% of gross loans at December 31, 1997.

NON-INTEREST INCOME

Non-interest income increased 199.2% to $706,000 for the three months ended December 31, 1998 from $236,000 for the comparable 1997 period. The largest components of the increase were an increase in gains on the sale of loans to $438,000 for the three months ended December 31, 1998 compared to $2,000 for the comparable 1997 period, an increase in service charges on deposit accounts to $121,000 for the three months ended December 31, 1998 from $109,000 for the comparable 1997 period, an increase in gains on the sale of securities and mortgage-backed and related securities to $35,000 for the three months ended December 31, 1998 from $9,000 for the 1997 period, an increase in other income to $46,000 for the three months ended December 31, 1998 from $3,000 for the 1997 period and an increase in insurance commissions to $10,000 for the three months ended December 31, 1998 from $4,000 for the 1997 period. The increase in gains on the sale of loans reflects the increase in long-term fixed rate loans sold into the secondary market during the 1998 period as compared to the 1997 period. The increase in service charges on deposit accounts reflects an increase in the level of fees charged to deposit customers in the 1998 period as compared to the 1997 period. The increase in gains on the sale of securities and mortgage-backed and related securities relates to management's decision to sell securities that have a high probability of early repayment of principal. Partially, offsetting the increases in non-interest income was a decrease in service charges on loans to $57,000 for the three months ended December 31, 1998 from $90,000 for the comparable 1997 period and a decrease in loan servicing fees to a loss of $1,000 for the three months ended December 31, 1998 from $19,000 for the comparable 1997 period.

NON-INTEREST EXPENSE

Non-interest expense increased 39.0% to $2.2 million for the three months ended December 31, 1998 from $1.6 million for the comparable 1997 period. The increase was primarily due to an increase in compensation and benefits expense of $354,000 to $1.3 million for the three months ended December 31,1998 from $929,000 for the comparable 1997 period, an increase in occupancy and equipment expense of $132,000 to $384,000 for the three months ended December 31, 1998 from $252,000 for the comparable 1997 period and an increase in other non-interest expense of $139,000 to $386,000 for the three months ended December 31, 1998 from $247,000 for the comparable 1997 period. The increase in compensation and benefits expense primarily relates to higher salary levels, an increase in the number of full time equivalent employees and an increase in incentive compensation related to the increased volume of loans sold into the secondary market. The increase in occupancy and equipment primarily relates to the addition of an administrative facility and increased purchases of bank equipment. The increase in other non-interest expense is primarily due to increases in printing, office supplies, organization dues, legal and other miscellaneous expenses.

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

The Company has identified areas of operations critical for the delivery of its loan and deposit products. The majority of the Company's applications used in operations are purchased from outside vendors. The vendors providing the software are responsible for maintenance of the systems and modifications to enable uninterrupted usage after December 31, 1999. The Company's plan includes obtaining certification of compliance from third parties and testing all of the impacted applications (both internally developed and third party provided). The Company's goal is to have conversion activities and testing fully compliant by June 30, 1999. Testing of the system is substantially complete and is projected to be completed by March 31, 1999. Contingency plans are in the process of development to address potential problems discovered during testing. The Company's plan also includes reviewing any potential risks associated with loan and deposit data base information due to the Year 2000 issue. Potential risks could include, but are not limited to, system failure or miscalculations causing disruptions of operations which may include the temporary inability to process transactions, and to provide accurate customer loan payment or deposit receipt information.

Based on currently available information, management does not anticipate that the cost to address the Year 2000 issues will have a material adverse impact on the Company's financial position.* Direct expenditures in fiscal year 1998, and for the six months ended December 31, 1998 for the Year 2000 project totaled $5,000 and $30,000, respectively. It is estimated that completion of the project will result in additional expenditures of approximately $75,000.* Direct expenditures include capital expenditures for compliant equipment and software, write-offs of non-compliant equipment and software upgrades. The expenditures will be funded by increases in the Company's non-interest expense budget. Currently, the Company is utilizing internal staff to coordinate the Year 2000 project which may delay new product implementation through fiscal 1999. The Company does not plan to engage consultants to complete the Year 2000 project unless the aforementioned conversion and testing cannot be completed prior to the end of fiscal 1999. There can be no guarantee that the systems of other parties on which the Company's systems rely will be timely converted and not have an adverse impact on the Company's systems.

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

RESULTS OF OPERATIONS - COMPARISON OF THE SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997

GENERAL

Net income for the six months ended December 31, 1998 increased to $1.5 million from $1.4 million for the comparable 1997 period. The increase in net income was primarily due to an increase in non-interest income and net interest income. Return on average equity decreased to 8.83% for the six months ended December 31, 1998 from 8.88% for the comparable 1997 period. Return on average assets increased to 0.66% for the six months ended December 31, 1998 from 0.65% for the comparable 1997 period.

NET INTEREST INCOME

The following table presents certain information related to average interest-earning assets and liabilities, net interest rate spread and net interest margin:



                                                                             FOR THE SIX MONTHS ENDED DECEMBER 31,
                                                                             -------------------------------------

                                                                       1 9 9 8                              1 9 9 7
                                                          --------------------------------     --------------------------------

                                                                      INTEREST      AVERAGE                 INTEREST     AVERAGE
                                                           AVERAGE     EARNED/       YIELD/     AVERAGE      EARNED/      YIELD/
                                                           BALANCE       PAID         RATE      BALANCE       PAID         RATE
                                                           -------       ----         ----      -------       ----         ----
                                                                                  (DOLLARS IN THOUSANDS)

ASSETS:
Interest-earning assets:
  Mortgage loans ........................................   $263,579    $10,955        8.31%    $268,940    $11,258        8.37%
  Consumer loans ........................................      4,429        294       13.28        5,483        368       13.42
  Commercial loans ......................................     13,480        622        9.23        5,534        267        9.65
                                                            --------   --------                 --------   --------
     Total loans ........................................    281,488     11,871        8.43      279,857     11,893        8.50
  Securities held-to-maturity:
    Mortgage-backed securities ..........................     18,716        630        6.73       43,661      1,561        7.15
    Mortgage related securities .........................     41,735      1,509        7.23       38,344      1,314        6.85
                                                            --------   --------                 --------   --------
      Total mortgage-backed
       and related securities ...........................     60,451      2,139        7.08       82,005      2,875        7.01
  Investment and other securities .......................     18,332        512        5.59       11,603        382        6.58
  Securities available-for-sale .........................     77,632      2,507        6.46       25,783        827        6.42
  Federal Home Loan Bank stock ..........................      6,416        216        6.73        5,471        189        6.91
                                                            --------   --------                 --------   --------
    Total interest-earning assets .......................    444,319     17,245        7.76      404,819     16,166        7.99
Non-interest earning assets .............................     13,697                              11,668
                                                            --------                            --------
    Total assets ........................................   $458,016                            $416,487
                                                            ========                            ========


LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
  NOW accounts ..........................................   $  2,746         24        1.75%    $  2,608         22        1.69%
  Money market deposit accounts .........................     35,081        897        5.11       22,877        597        5.22
  Passbook accounts .....................................     21,309        311        2.92       21,405        321        3.00
  Certificates of deposit ...............................    222,240      6,484        5.84      220,399      6,722        6.10
                                                            --------   --------                 --------   --------
    Total deposits ......................................    281,376      7,716        5.48      267,289      7,662        5.73
Advance payments by borrowers
  for taxes and insurance ...............................      3,897         55        2.82        4,129         61        2.95
Borrowings ..............................................    127,043      3,776        5.94      103,358      3,196        6.18
                                                            --------   --------                 --------   --------
    Total interest-bearing liabilities ..................    412,316     11,547        5.60      374,776     10,919        5.83
Non-interest bearing deposits
  and liabilities .......................................     11,581                              11,108
Shareholders' equity ....................................     34,119                              30,603
                                                            --------                            --------
    Total liabilities and
      shareholders' equity ..............................   $458,016                            $416,487
                                                            ========                            ========

Net interest income/interest rate spread ................              $  5,698         2.16%              $  5,247        2.16%
                                                                       ========         ====               ========        ====

Net earning assets/net interest margin ..................   $ 32,003                    2.56%   $ 30,043                   2.59%
                                                            ========                    ====    ========                   ====

Net interest income before provision for losses on loans increased $451,000 or 8.6% to $5.7 million for the six months ended December 31, 1998 from $5.2 million for the comparable 1997 period. Interest income increased $1.1 for the six months ended December 31, 1998, partially offset by an increase in interest expense of $628,000. The level of net interest income primarily reflects a 9.8% increase in average interest-earning assets to $444.3 million for the six months ended December 31, 1998 from $404.8 million for the comparable 1997 period and a 6.5% increase in the excess of the Company's average interest-earning assets over average interest-bearing liabilities to $32.0 million for the six months ended December 31, 1998 from $30.0 million for the comparable 1997 period.

INTEREST INCOME

Interest income increased 6.7% to $17.2 million for the six months ended December 31, 1998 from $16.2 million for the comparable 1997 period. The increase in interest income was the result of an increase in average interest-earning assets of 9.8% to $444.3 million for the six months ended December 31, 1998 from $404.8 million for the comparable 1997 period, partially offset by a decrease of 23 basis points in the yield on interest-earning assets to 7.76% for the six months ended December 31, 1998 from 7.99% for the comparable 1997 period. Interest income on loans decreased 1.8% to $11.871 million for the six months ended December 31, 1998 from $11.893 million for the comparable 1997 period. The decrease was the result of a decrease in average yield to 8.43% fir the six months ended December 31, 1998 from 8.50% for the comparable 1997 period, partially offset by an increase in average gross loans of 5.8% to $281.5 million for the six months ended December 31, 1998 from $279.9 million for the comparable 1997 period. Gross loans increased primarily as a result of the Company retaining substantially all of its adjustable and short-term fixed rate loan originations and purchasing more loans in the secondary market. The decrease in yield is attributable to the increase in loans refinanced at lower interest rates. Interest income on mortgage-backed securities decreased 59.6% to $630,000 for the six months ended December 31, 1998 from $1.6 million for the comparable 1997 period. The decrease was primarily due to a decrease in average balances to $18.7 million for the six months ended December 31, 1998 from $43.7 million for the comparable 1997 and a decrease in average yield to 6.73% for the 1998 period from 7.15% for the 1997 period. Interest income on mortgage-related securities increased 14.8% to $1.5 million for the six months ended December 31, 1998 from $1.3 million for the comparable 1997 period. The increase was primarily due to an increase in average balances to $41.7 million for the six months ended December 31, 1998 from $38.3 million for the comparable 1997 period and an increase in average yield to 7.23% for the six months ended December 31, 1998 from 6.85% for the comparable 1997 period. The decrease in average yield on mortgage-backed securities was primarily due to the adjustment in the adjustable rate securities portion of this portfolio which decreased due to lower interest rates and the accelerated amortization of purchase premiums on mortgage-backed securities due to faster than projected principal repayments during the 1998 period. The increase in average yield on mortgage related securities was primarily due to the accelerated amortization of purchase discounts due to faster than projected principal repayments during the 1998 period. The decline in average balances of mortgage-backed securities and is due to management's decision to increase the securities available-for-sale portfolio. Interest income on investment securities and securities available-for-sale increased 149.7% to $3.0 million for the six months ended December 31, 1998 from $1.2 million for the comparable 1997 period. The increase was primarily due to an increase in average balance to $96.0 million for the six months ended December 31, 1998 from $37.4 million for the 1997 period, offset by a decrease in average yield to 6.29% for the 1998 period from 6.47% for the 1997 period. The lower average yield was primarily attributable to the lower interest rate environment during the 1998 period as compared to the 1997 period and the short-term maturity of the securities in this portfolio.


INTEREST EXPENSE

Interest expense increased 5.8% to $11.5 million for the six months ended December 31, 1998 from $10.9 million for the comparable 1996 period. The increase was the result of an 10.1% increase in the average amount of interest-bearing liabilities to $412.3 million for the six months ended December 31, 1998 compared to $374.8 million for the comparable 1997 period, offset by a decrease in the average rate paid on interest-bearing liabilities to 5.60% for the 1998 period from 5.83% for the 1997 period. The increased balances of certificates of deposit (including brokered deposits), money market deposit accounts, NOW accounts and borrowings at lower average interest rates was the primary reason for the decrease in the average rate paid on the interest-bearing liabilities for the six months ended December 31, 1998 as compared to the comparable 1997 period. Interest expense on deposits increased 0.7% to $7.716 million for the six months ended December 31, 1998 from $7.662 million for the comparable 1997 period. The increase was the result of an increase in average balances of 5.3% to $281.4 million for the six months ended December 31, 1998 from $267.3 million for the comparable 1997 period, partially offset by a decrease in the average rate paid to 5.48% for the 1998 period from 5.73% for the 1997 period. The increase in deposits was primarily due to an increase of 0.8% in certificates of deposit (including brokered deposits) to $222.2 million for the six months ended December 31, 1998 from $220.4 million for the 1997 period, with a decrease in the average rate paid on such deposits to 5.84% for the 1998 period from 6.10% for the 1997 period. Money market deposit accounts increased 53.3% to $35.1 million for the six months ended December 31, 1998 from $22.9 million for the comparable 1997 period, with a decrease in the average rate paid on such deposits to 5.11% for the 1998 period from 5.22% for the 1997 period. Money market deposit accounts increased primarily due to aggressive marketing and a competitive rate offered during the six months ended December 31, 1998. NOW accounts increased 5.3% to $2.7 million for the six months ended December 31, 1998 from $2.6 million for the comparable 1997 period, with an increase in average rate paid to 1.75% for the 1998 period from 1.69% for the 1997 period. The Company's increase in certificates of deposit was the result of aggressive marketing and pricing and the use of brokered certificates of deposit. Of the $220.4 million in the average balance of certificates of deposit for the six months ended December 31, 1998, $91.5 million, or 41.2%, represented brokered certificates of deposit compared to $85.2 million, or 38.7%, for the 1997 period. The average rate paid on brokered certificates of deposit decreased to 5.85% for the six months ended December 31, 1998 from 6.15% for the comparable 1997 period. The decrease was primarily due to the lower interest rate environment during the 1998 period as compared to the 1997 period. Interest on borrowings (FHLB advances and reverse repurchase agreements) increased 18.1% to $3.8 million for the six months ended December 31, 1998 from $3.2 million for the comparable 1997 period. The increase was primarily due to the increase in average balance to $127.0 for the six months ended December 31, 1998 from $103.4 for the comparable 1997 period, partially offset by a decrease in average rate paid to 5.94% for the six months ended December 31, 1998 from 6.18% for the 1997 period.

PROVISION FOR LOSSES ON LOANS

The provision for losses on loans decreased 22.7% to $340,000 for the six months ended December 31, 1998 from $440,000 for the comparable 1997 period. For a discussion of the factors considered by management in determining the appropriate level of allowance for losses on loans to be established through a provision for losses on loans, see comments under "Provision for Losses on Loans" contained in the section entitled, "Results of Operations - Comparison of the Three Months Ended December 31, 1998 and 1997."

NON-INTEREST INCOME

Non-interest income increased 172.0% to $1.2 million for the six months ended December 31, 1998 from $436,000 for the comparable 1997 period. The largest components of the increase were an increase in gains on the sale of loans to $652,000 for the six months ended December 31, 1998 from $23,000 for the comparable 1997 period, an increase in service charges on deposit accounts to $234,000 for the six months ended December 31, 1998 from $223,000 for the comparable 1997 period, an increase in gains on the sale of securities and mortgage-backed and related securities to $35,000 for the six months ended December 31, 1998 from a loss of $8,000 for the comparable 1997 period, an increase in insurance commissions to $29,000 for the six months ended December 31, 1998 from $8,000 for the comparable 1997 period and an increase in other non-interest income to $88,000 for the six months ended December 31, 1998 from $15,000 for the comparable 1997 period. The increase in gains on the sale of loans reflects the increase in long-term fixed rate loans sold into the secondary market during the 1998 period as compared to the 1997 period. Offsetting the increases in non-interest income was a decrease in loan servicing fees to $13,000 for the six months ended December 31, 1998 from $40,000 for the comparable 1997 period.

NON-INTEREST EXPENSE

Non-interest expense increased 35.1% to $4.3 million for the six months ended December 31, 1998 from $3.2 million for the comparable 1997 period. The increase was primarily due to an increase in compensation and benefits expense of $636,000 to $2.5 million for the six months ended December 31, 1998 from $1.9 million for the comparable 1997 period, an increase in occupancy and equipment expense of $298,000 to $793,000 for the six months ended December 31, 1998 from $495,000 for the comparable 1997 period and an increase in other non-interest expense of $171,000 to $704,000 for the six months ended December 31, 1998 from $533,000 for the comparable 1997 period. The increase in compensation and benefits expense primarily relates to higher salary levels, an increase in the number of full time equivalent employees and an increase in incentive compensation related to the increased volume of loans sold into the secondary market. The increase in occupancy and equipment expense primarily relates to the addition of an administrative facility and increased purchases of bank equipment. The increase in other non-interest income is primarily due to increases in printing, office supplies, organization dues, legal and other miscellaneous expenses.


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

The information required herein pursuant to Item 305 of Regulation S-K is incorporated by reference in sections entitled "Liquidity and Capital Resources" from pages 13 to 14 and "Asset/Liability Management" from pages 15 to 17 hereof

                           PART II - OTHER INFORMATION

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Not applicable.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Shareholders of the Company was held on October 29, 1998. There were 2,938,608 shares of Common Stock of the Company entitled to vote at the Annual Meeting, and 2,473,079 shares present at the meeting by holders thereof in person or by proxy, which constituted a quorum. The following is a summary of the results of the votes:

                                                                                  NUMBER OF VOTES
                                                              ----------------------------------------------------
                                                                            Against or                    Broker
                                                                For          Withheld      Abstain       Non-Votes
                                                                ---          --------      -------       ---------
         Nominees for Director for
           Three-Year Term Expiring in 2001
                  Peter A. Gilbert........................    2,449,149       23,930            -                -
                  Reginald M. Hislop, III.................    2,449,149       23,930            -                -
                  Charles E. Rickheim.....................    2,449,149       23,930            -                -

         Ratification of KPMG Peat Marwick LLP
           as independent auditors for
           fiscal year ending June 30, 1999...............    2,438,063       19,926       15,090                -


         The continuing directors of the Company include: James D. Smessaert and Donald A. Zellmer. Martin Hedrich, Jr. was appointed by the Board of Directors to serve as a director of the Company to fill the vacancy on the Company board created by the retirement of Floyd D. Brink. Mr. Hedrich's term will expire when Mr. Brink's term would have expired in 1999.

ITEM 5.  OTHER INFORMATION

         On October 21, 1998, the Company announced it had adopted a share repurchase program for its common stock. The Company plans to purchase up to 5%, or approximately 150,000 shares, over a six month period commencing October 21, 1998. The repurchased shares will become treasury shares and will be used for general corporate purposes. As of February 11, 1999, the Company had purchased 66,900 shares of common stock pursuant to the repurchase program.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Exhibits:
             10.1      Supplemental Compensation Agreement - James D. Smessaert
             10.2      Supplemental Compensation Agreement - Peter A. Gilbert
             11        Computation of Earnings per Share - See Note 2 to the
                       unaudited Consolidated Financial Statements
             27        Financial Data Schedule

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



                                   Hallmark Capital Corp.
                                   ----------------------
                                   (Registrant)



Date:  February 11, 1999           /s/    James D. Smessaert
                                   ---------------------------------------------
                                   James D. Smessaert
                                   Chairman of the Board
                                   Chief Executive Officer



Date:  February 11, 1999           /s/    Arthur E. Thompson
                                   ---------------------------------------------
                                   Arthur E. Thompson
                                   Chief Financial Officer

                                  EXHIBIT INDEX




         Exhibit No.                                 Description
         -----------                                 -----------

                27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.