Form 10-Q
period 1999-03-31
HALLMARK CAPITAL CORP
filed 1999-05-17
CIK 910522

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For Quarter Ended March 31, 1999                  Commission File Number 0-22224
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


     Indicate by check mark whether the registrant (1) has filed all reports equired to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days





                           (1) Yes [X]            No [_]
                           (2) Yes [X]            No [_]

     The number of shares outstanding of the issuer's common stock, par value $1.00 per share, was 2,893,332 at May 14, 1999, the latest practicable date.

                      HALLMARK CAPITAL CORP. AND SUBSIDIARY
                                    FORM 10-Q


Part I.  Financial Information

         Item 1.  Financial Statements (unaudited):

                  Consolidated Statements of Financial Condition
                     as of March 31, 1999 (unaudited) and June 30, 1998...................................       1

                  Consolidated Statements of Income for the Three and Nine Months
                     ended March 31, 1999 and 1998 (unaudited)............................................       2

                  Consolidated Statements of Shareholders' Equity for the Nine
                     Months ended March 31, 1999 and 1998 (unaudited).....................................       3

                  Consolidated Statements of Cash Flows for the Nine Months
                     ended March 31, 1999 and 1998 (unaudited)............................................       4

                  Notes to Consolidated Financial Statements (unaudited)..................................       6


         Item 2.  Management's Discussion and Analysis of Financial Condition
                     and Results of Operations............................................................      11


         Item 3.  Quantitative and Qualitative Disclosure About Market Risk...............................      29


Part II. Other Information

         Item 1.  Legal Proceedings.......................................................................      30

         Item 2.  Changes in Securities and Use of Proceeds...............................................      30

         Item 3.  Defaults Upon Senior Securities.........................................................      30

         Item 4.  Submission of Matters to a Vote of Security Holders.....................................      30

         Item 5.  Other Information.......................................................................      30

         Item 6.  Exhibits and Reports on Form 8-K........................................................      31

                  Signature Page..........................................................................      32

                     HALLMARK CAPITAL CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 (In thousands)

                                                                                 MARCH 31,              JUNE 30,
                                                                                   1999                   1998
                                                                           --------------------   --------------------
ASSETS                                                                          (Unaudited)
Cash and non-interest bearing deposits.....................................      $    716              $  1,998
Interest-bearing deposits..................................................        13,299                 6,186
                                                                                  -------              --------
Cash and cash equivalents..................................................        14,015                 8,184

Securities available-for-sale (at fair value):
  Investment securities....................................................        32,706                 8,896
  Mortgage-backed and related securities...................................        70,319                57,549
Securities held-to-maturity:
  Investment securities (fair value - $388 at June 30, 1998)...............             -                   388
  Mortgage-backed and related securities (fair value -
    $54,162 at March 31, 1999; $66,185 at June 30, 1998)...................        53,816                65,282
Loans receivable, net......................................................       284,208               280,889
Loans held for sale, at lower of cost or market............................         4,999                 2,056
Investment in Federal Home Loan Bank stock, at cost........................         6,831                 5,932
Foreclosed properties, net.................................................           512                    11
Office properties and equipment............................................         5,764                 5,653
Prepaid expenses and other assets..........................................         4,692                 3,534
                                                                                 --------              --------
          Total assets.....................................................      $477,862              $438,374
                                                                                 ========              ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Deposits.................................................................      $307,855              $271,619
  Notes payable to Federal Home Loan Bank..................................       129,059               117,059
  Securities sold under agreements to repurchase...........................             -                     -
  Payable for investments purchased........................................             -                 9,858
  Advance payments by borrowers for taxes and insurance....................         1,650                 3,163
  Accrued interest on deposit accounts and other borrowings................         2,119                 1,455
  Accrued expenses and other liabilities...................................         1,919                 1,767
                                                                                 --------              --------
          Total liabilities................................................      $442,602              $404,921

Shareholders' Equity:
  Preferred stock, $1.00 par value; authorized 2,000,000 shares;
    none outstanding.......................................................             -                     -
  Common stock, $1.00 par value; authorized 6,000,000 shares;
    issued 3,162,500 shares; outstanding 2,901,332 shares at
    March 31, 1999 and 2,933,608 shares at June 30, 1998...................         3,162                 3,162
  Additional paid-in capital...............................................         9,831                 9,512
  Unearned ESOP compensation...............................................          (451)                 (532)
  Unearned restricted stock awards.........................................           (80)                 (124)
  Net unrealized depreciation on securities available for sale.............          (152)                  (27)
  Treasury stock, at cost: 261,168 shares at March 31, 1999
    and 228,892 shares at June 30, 1998....................................        (1,998)               (1,385)
  Retained earnings, substantially restricted..............................        24,948                22,847
                                                                                 --------              --------
          Total shareholders' equity.......................................      $ 35,260              $ 33,453
                                                                                 --------              --------
          Total liabilities and shareholders' equity.......................      $477,862              $438,374
                                                                                 ========              ========

           See accompanying Notes to Consolidated Financial Statements

                      HALLMARK CAPITAL CORP. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except for per share data)
                                   (Unaudited)


                                                                             Three Months Ended       Nine Months Ended
                                                                                   March 31,             March 31,
                                                                                 -----------            -----------
                                                                               1999      1998          1999     1998
                                                                               ----      ----          ----     ----
INTEREST INCOME:
     Loans receivable..................................................       $5,954   $ 6,016      $ 17,825    $ 17,909
     Mortgage-backed and related securities............................        1,923     1,533         6,102       4,737
     Securities and interest-bearing deposits..........................          924       394         2,119       1,463
                                                                              ------   -------      --------    --------
               Total interest income...................................        8,801     7,943        26,046      24,109

INTEREST EXPENSE:
     Deposits..........................................................        3,970     3,565        11,686      11,227
     Advance payments by borrowers for taxes and insurance.............            5         7            60          68
     Notes payable and other borrowings................................        1,874     1,687         5,650       4,883
                                                                              ------   -------      --------    --------
               Total interest expense..................................        5,849     5,259        17,396      16,178
                                                                              ------   -------      --------    --------
     Net interest income...............................................        2,952     2,684         8,650       7,931
     Provision for losses on loans.....................................          140       200           480         640
                                                                              ------   -------      --------    --------
     Net interest income after provision for losses on loans...........        2,812     2,484         8,170       7,291

NON-INTEREST INCOME:
     Service charges on loans..........................................          127        67           262         202
     Service charges on deposit accounts...............................          107       100           341         323
     Loan servicing fees, net..........................................            7        18            20          58
     Insurance commissions.............................................           31        10            60          18
     Gain on sale of securities and
         mortgage-backed and related securities, net...................           --        --            35          (8)
     Gain on sale of loans.............................................          180       114           832         137
     Other income......................................................          121        56           209          71
                                                                              ------   -------      --------    --------
               Total non-interest income...............................          573       365         1,759         801

NON-INTEREST EXPENSE:
     Compensation and benefits.........................................        1,363       994         3,885       2,880
     Marketing.........................................................           96       120           260         274
     Occupancy and equipment...........................................          449       327         1,242         822
     Deposit insurance premiums........................................           45        45           127         133
     Other non-interest expense........................................          374       325         1,078         858
                                                                              ------   -------      --------    --------
               Total non-interest expense..............................        2,327     1,811         6,592       4,967
                                                                              ------   -------      --------    --------
     Income before income taxes........................................        1,058     1,038         3,337       3,125
     Income taxes......................................................          340       359         1,112       1,087
                                                                              ------   -------      --------    --------
          Net income...................................................       $  718   $   679      $  2,225    $  2,038
                                                                              ======   =======      ========    ========
          Earnings per share - (basic) ................................       $ 0.26   $  0.24      $   0.80    $   0.74
                                                                              ======   =======      ========    ========
          Earnings per share - (diluted) ..............................       $ 0.25   $  0.22      $   0.78    $   0.68
                                                                              ======   =======      ========    ========





     See accompanying Notes to Consolidated Financial Statements (unaudited)

                      HALLMARK CAPITAL CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                           Accumulated
                                                                 Additional     Unearned        Unearned      Other
                                                     Common       Paid-In        ESOP         Restricted  Comprehensive  Treasury
                                                      Stock        Capital    Compensation       Stock       Income        Stock
                                                      -----      ----------   ------------       -----       ------        -----
NINE MONTHS ENDED MARCH 31, 1999
Balance at June 30, 1998...........................   $3,162       $9,512        ($532)         ($124)         ($27)     ($1,385)

Net income.........................................        -            -            -              -             -            -
Accumulated other comprehensive income:
    Unrealized holding loss arising during period..        -            -            -              -          (104)           -
     Re-classification adjustment for gains
     realized in income............................        -            -            -              -           (35)           -
     Income tax effect.............................        -            -            -              -            14            -
Amortization of unearned ESOP and
  restricted stock award compensation..............        -          206           81             44             -            -
Purchase of treasury stock (70,900 shares).........        -            -            -              -             -         (898)
Exercise of stock options (38,624 shares)..........        -          113            -              -             -          285
                                                      ------       ------        -----          -----         -----      -------

Balance at March 31, 1999..........................   $3,162       $9,831        ($451)         ($ 80)        ($152)     ($1,998)
                                                      ======       ======        =====          =====         ======     =======

NINE MONTHS ENDED MARCH 31, 1998
Balance at June 30, 1997...........................   $3,162       $9,022        ($632)         ($208)        ($225)     ($1,592)

Net income.........................................        -            -            -              -             -            -
Accumulated other comprehensive income:
    Unrealized holding loss arising during period..        -            -            -              -           183            -
     Re-classification adjustment for gains
     realized in income............................        -            -            -              -             8            -
     Income tax effect.............................        -            -            -              -            (3)           -
Amortization of unearned ESOP and
  restricted stock award compensation..............        -          189           81             63             -            -
Exercise of stock options (47,708 shares issued
  in connection with 55,340 options issued)........        -                         -              -             -          207
                                                      ------       ------        -----          -----       -------      -------

Balance at March 31, 1998..........................   $3,162       $9,211        ($551)         ($145)       ($  37)     ($1,385)
                                                      ======       ======        =====          =====        ======      =======



                                                                   Total
                                                      Retained  Shareholders'
                                                      Earnings     Equity
                                                      --------  ------------
NINE MONTHS ENDED MARCH 31, 1999
Balance at June 30, 1998...........................   $22,847     $33,453

Net income.........................................     2,225       2,225
Accumulated other comprehensive income:
    Unrealized holding loss arising during period..         -        (104)
     Re-classification adjustment for gains
     realized in income............................         -         (35)
     Income tax effect.............................         -          14
Amortization of unearned ESOP and
  restricted stock award compensation..............         -         331
Purchase of treasury stock (70,900 shares).........         -        (898)
Exercise of stock options (38,624 shares)..........      (124)        274
                                                      -------     -------

Balance at March 31, 1999..........................   $24,948     $35,260
                                                      =======     =======

NINE MONTHS ENDED MARCH 31, 1998
Balance at June 30, 1997...........................   $20,145     $29,672

Net income.........................................     2,038       2,038
Accumulated other comprehensive income:
    Unrealized holding loss arising during period..         -        (104)
     Re-classification adjustment for gains
     realized in income............................         -         (35)
     Income tax effect.............................         -          14
Amortization of unearned ESOP and
  restricted stock award compensation..............         -         333
Exercise of stock options (47,708 shares issued
  in connection with 55,340 options issued)........       (96)        111
                                                      -------     -------

Balance at March 31, 1998..........................   $22,087     $32,342
                                                      =======     =======

    See accompanying Notes to Consolidated Financial Statements (unaudited)

                      HALLMARK CAPITAL CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                         NINE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                     --------------------------
                                                                                     1999                   1998
                                                                                --------------          ------------
                                                                                           (IN THOUSANDS)
OPERATING ACTIVITIES
Net Income..................................................................     $  2,225               $   2,038
Adjustments to reconcile net income to cash
provided by (used in) operating activities:
  Provision for losses on loans and real estate.............................          480                     640
  Provision for depreciation and amortization...............................          328                     234
  Net (gain) loss on sales of investments and
    mortgage-backed and related securities..................................          (35)                      8
  Net gain on sale of loans.................................................         (832)                   (137)
  Amortization of unearned ESOP and restricted stock awards.................          331                     333
  Loans originated for sale.................................................      (49,319)                (10,086)
  Sales of loans originated for sale........................................       46,376                  10,086
  Decrease (increase) in prepaid expenses and other assets..................       (1,158)                    122
  Decrease in payables for investments purchased...........................        (9,858)                     --
  Increase in accrued expenses and other liabilities........................          152                      --
  Other adjustments.........................................................         (366)                   (115)
                                                                                 --------               ---------
Net cash provided by (used in) operating activities.........................      (11,676)                  3,123
                                                                                 --------               ---------

INVESTING ACTIVITIES
Proceeds from the sale of securities available-for-sale.....................        5,535                  20,881
Proceeds from the maturity of securities available-for-sale.................        8,150                   4,000
Purchases of securities available-for-sale..................................     (103,130)                (28,961)
Proceeds from maturities of investment securities held-to-maturity..........          572                     297
Purchases of mortgage-backed and related securities.........................      (10,320)                   (352)
Principal collected on mortgage-backed and related securities...............       74,895                  15,959
Net increase in loans receivable............................................       (2,967)                (10,604)
Proceeds from sales of foreclosed properties................................           11                     273
Purchase of Federal Home Loan Bank stock....................................         (899)                   (754)
Purchases of office properties and equipment, net...........................         (439)                 (2,769)
                                                                                 --------               ---------
Net cash used in investing activities.......................................      (28,592)                 (2,030)
                                                                                 --------               ---------

FINANCING ACTIVITIES
Net increase (decrease) in deposits.........................................       36,236                  (5,740)
Proceeds from notes payable to Federal Home Loan Bank.......................       25,000                  30,000
Repayment of notes payable to Federal Home Loan Bank........................      (13,000)                (14,000)
Exercise of stock options...................................................          274                     111
Purchase of treasury stock..................................................         (898)                     --
Net decrease in advance payments by borrowers for
  taxes and insurance.......................................................       (1,513)                 (1,743)
                                                                                 --------               ---------
Net cash provided by financing activities...................................       46,099                   8,628
                                                                                 --------               ---------
Increase in cash and cash equivalents.......................................        5,831                   9,721
Cash and cash equivalents at beginning of period............................        8,184                   8,755
                                                                                 --------               ---------
Cash and cash equivalents at end of period..................................     $ 14,015               $  18,476
                                                                                 ========               =========

    See accompanying Notes to Consolidated Financial Statements (unaudited)

                      HALLMARK CAPITAL CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                          NINE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                        ----------------------
                                                                                        1999              1998
                                                                                   --------------     ------------

                                                                                            (IN THOUSANDS)
Supplemental disclosures of cash flow information:
Interest paid (including amounts credited to deposit accounts) ..............       $16,748           $16,366

Income taxes paid ...........................................................        $1,318            $1,345


Non-cash transactions:

Loans transferred to foreclosed properties ..................................          $512              $267



     See accompanying Notes to Consolidated Financial Statements (unaudited)

                      HALLMARK CAPITAL CORP. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


(1)  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and in accordance with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for the interim periods have been included.

The results of operations and other data for the three and nine months ended March 31, 1999 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 1999.

The unaudited consolidated financial statements include the accounts of Hallmark Capital Corp. (the "Company") and its wholly-owned subsidiary, West Allis Savings Bank and subsidiaries (the "Bank") as of and for the three and nine months ended March 31, 1999. All material intercompany accounts and transactions have been eliminated in consolidation.

Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, was adopted July 1, 1998. Previous periods have been reclassified for comparative purposes. Adoption has no effect on financial condition or results of operations.



(2)  STOCK BENEFITS AND INCENTIVE PLANS

At March 31, 1999, the Company has reserved 398,312 shares of common stock for a non-qualified stock option plan for employees and directors. With respect to options, which have not been granted, the option exercise price cannot be less than the fair market value of the underlying common stock as of the date of option grant, and the maximum term cannot exceed ten years. The following is a summary of stock option activity for the nine months ended March 31, 1999:

                                                                 SHARES UNDER     OPTION PRICE          WEIGHTED
                                                                    OPTION          PER SHARE            AVERAGE
                                                                    ------          ---------            -------
Outstanding and exercisable at June 30, 1998.................       321,274       $4.00 - $7.625           $5.45
    Exercised................................................       (38,624)      $4.00 - $7.550           $4.18
                                                                     -------      --------------           -----
Outstanding and exercisable at March 31, 1999................       282,650       $4.00 - $7.625           $5.64



(3)  EARNINGS PER SHARE

Basic earnings per share of common stock for the three and nine months ended March 31, 1999 have been computed by dividing net income for the period by the weighted average number of shares of common stock reduced by ungranted restricted stock and uncommitted ESOP shares. Diluted earnings per share is calculated by dividing net income by the sum of the weighted average shares used in the basic earnings per share calculation plus the effect of dilutive stock options. The effect of dilutive stock options is calculated using the treasury stock method. The computation of earnings per share is as follows:


                                                             For the Three Months             For the Three Months
                                                             Ended March 31, 1999             Ended March 31, 1998
                                                             --------------------             --------------------
                                                            Basic         Diluted            Basic          Diluted
                                                            -----         -------            -----          -------
Weighted average common shares outstanding...........    2,881,965       2,881,965        2,933,608       2,933,608
Ungranted restricted stock...........................      (18,462)        (18,462)         (18,462)        (18,462)
Uncommitted ESOP shares..............................     (120,175)       (120,175)        (145,475)       (145,475)
Common stock equivalents due to
   dilutive effect of stock options..................            -          87,692                -         249,382
                                                         ---------       ---------        ---------       ---------

Total weighted average common shares
   and equivalents outstanding.......................    2,743,328       2,831,020        2,769,671       3,019,053
                                                         =========       =========        =========       =========
        Net income for period........................     $718,000        $718,000         $679,000        $679,000
        Earnings per share...........................        $0.26           $0.25            $0.24           $0.22
                                                         =========       =========       ==========       =========


                                                              For the Nine Months              For the Nine Months
                                                             Ended March 31, 1999             Ended March 31, 1998
                                                             --------------------             --------------------
                                                            Basic         Diluted            Basic          Diluted
                                                            -----         -------            -----          -------

Weighted average common shares outstanding...........    2,907,363       2,907,363        2,912,916       2,912,916
Ungranted restricted stock...........................      (18,462)        (18,462)         (18,462)        (18,462)
Uncommitted ESOP shares..............................     (120,175)       (120,175)        (145,475)       (145,475)
Common stock equivalents due to
dilutive effect of stock options.....................            -          95,345                -         237,830
                                                        ----------      ----------       ----------       ---------

     Total weighted average common shares
        and equivalents outstanding..................    2,831,020       2,864,071        2,748,979       2,986,809
                                                         =========       =========       ==========       =========
        Net income for period........................   $2,225,000      $2,225,000       $2,038,000      $2,038,000
        Earnings per share...........................        $0.80           $0.78            $0.74           $0.68
                                                        ==========      ==========      ===========      ==========

(4)  COMMITMENTS AND CONTINGENCIES

Commitments to originate mortgage loans of $3.1 million at March 31, 1999 represent amounts which the Bank expects to fund during the quarter ending June 30, 1999. There were no commitments to sell fixed-rate mortgage loans at March 31, 1999. The Bank had unissued credit under existing home equity line-of-credit loans and credit card lines of $11.8 million and $8.8 million, respectively, as of March 31, 1999. Also, the Bank had unused credit under existing commercial line-of-credit loans of $8.3 million at March 31, 1999. The Bank had no commitments to purchase fixed-rate mortgage related securities as of March 31, 1999.


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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). As of March 31, 1999, Management believes that the Bank meets all capital adequacy requirements to which it is subject.

As of March 31, 1999, the Bank is well capitalized as defined by regulatory standards. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank's category.

The Bank's actual capital amounts and ratios are presented in the tables below.

                                                                                               TO BE WELL CAPITALIZED
                                                                           FOR CAPITAL         UNDER PROMPT CORRECTIVE
                                                       ACTUAL            ADEQUACY PURPOSES         ACTION PROVISIONS
                                                   ----------------      -----------------      ------------------------
                                                   AMOUNT     RATIO      AMOUNT      RATIO        AMOUNT        RATIO
                                                   ------     -----      ------      -----        ------        -----
                                                                 (DOLLARS IN THOUSANDS)
As of March 31, 1999:
   Tier I Capital Leverage (to Average Assets):
     Consolidated........................         $35,367    7.14%       $14,864      3.00%           N/A         N/A
     West Allis Savings Bank.............          31,242    6.32         14,819      3.00         24,699         5.00
   Tier I Capital (to Risk-Weighted Assets):
     Consolidated........................          35,367   12.33         11,473      4.00            N/A         N/A
     West Allis Savings Bank.............          31,242   10.62         11,768      4.00         17,652         6.00
   Total Capital (to Risk-Weighted Assets):
     Consolidated........................          37,890   13.21         22,946      8.00            N/A         N/A
     West Allis Savings Bank.............          33,765   11.48         23,535      8.00         29,419        10.00

As a state-chartered savings bank, the Bank also is subject to a minimum regulatory capital requirement of the State of Wisconsin. At March 31, 1999, on a fully-phased-in basis of 6.0%, the Bank had actual capital of $33,658,000 with a required amount of $28,815,000, for excess capital of $4,843,000.

(6)  LOANS RECEIVABLE

Loans receivable are summarized as follows:

                                                              MARCH 31,                 JUNE 30,
                                                                1999                     1998
                                                        --------------------     --------------------
                                                                        (IN THOUSANDS)
                                                                                                          INCREASE
                                                         AMOUNT     PERCENT      AMOUNT      PERCENT     (DECREASE)
                                                         ------     -------      ------      -------      --------
REAL ESTATE MORTGAGE LOANS:
    RESIDENTIAL ONE-TO-FOUR FAMILY...................   $148,730      50.1%      $155,082      53.7%       $(6,352)
    HOME equity......................................     21,079       7.1%        25,079       8.7%        (4,000)
    Residential multi-family.........................     36,598      12.3%        33,513      11.6%         3,085
    Commercial real estate...........................     39,671      13.4%        34,610      12.0%         5,061
    Residential construction.........................      5,409       1.8%         6,838       2.4%        (1,429)
    Other construction and land......................     21,833       7.4%        13,874       4.8%         7,959
                                                        --------     -----       --------     ------       -------
         Total real estate mortgage loans............    273,320      92.1%       268,996      93.2%         4,324

Consumer-related loans:
    Automobile.......................................        466       0.2%           755       0.3%          (289)
    Credit card......................................      2,450       0.8%         2,777       1.0%          (327)
    Other consumer loans.............................      1,108       0.4%         1,476       0.4%          (368)
                                                        --------     -----       --------     ------       --------
         Total consumer-related loans................      4,024       1.4%         5,008       1.7%          (984)
                                                        --------     -----       --------     ------       --------

Commercial loans.....................................     19,183       6.5%        14,646       5.1%         4,537
                                                        --------     -----       --------     ------       --------
         Gross loans.................................    296,527     100.0%       288,650     100.0%         7,877

Accrued interest receivable..........................      1,712                    1,764

Less:
    Undisbursed portion of loan proceeds.............    (11,028)                  (6,848)
    Deferred loan fees...............................       (474)                    (319)
    Unearned interest................................         (6)                     (29)
    Allowances for loan losses.......................     (2,523)                  (2,329)
                                                        --------                 --------
                                                        $284,208                 $280,889
                                                        ========                 ========

Loans serviced for investors totaled $28.2 million and $25.7 million at March 31, 1999 and June 30, 1998, respectively.

(7)  NOTES PAYABLE AND OTHER BORROWINGS

Notes payable and other borrowings are summarized as follows (dollars in thousands):

                                             MARCH 31, 1999                        JUNE 30, 1998
                                        ----------------------------       ----------------------------------
                                                         WEIGHTED                             WEIGHTED
                                                          AVERAGE                              AVERAGE
                             MATURITY       AMOUNT         RATE                 AMOUNT          RATE
                             --------       ------         ----                 ------          ----
Advances from
  Federal Home Loan Bank       1998       $      -            -               $  8,000          5.51%
                               1999         16,000         6.61%                21,000          6.62
                               2000         27,007         5.98                 22,007          6.24
                               2001          3,000         5.91                  3,000          5.91
                               2002         28,500         5.61                 28,500          5.61
                               2003          8,052         5.13                  3,052          5.60
                               2004          5,000         6.32                  5,000          6.32
                               2005          5,000         5.33                      -             -
                               2007          6,500         6.52                  6,500          6.52
                               2008         30,000         4.77                 20,000          4.95
                                          --------                            --------
                                          $129,059         5.66%              $117,059          5.87%
                                          ========         =====              ========          =====


FHLB advances totaled $129.1 million or 100.0% and $117.1 million or 100.0% of total borrowings at March 31, 1999 and June 30, 1998, respectively. The Company is required to maintain as collateral unencumbered one-to-four family mortgage loans in its portfolio such that the outstanding balance of FHLB advances does not exceed 60% of the book value of this collateral. The Company had delivered mortgage-backed securities with a carrying value of $50.9 million and $30.7 million at March 31, 1999 and June 30, 1998, respectively. In addition, all FHLB advances are collateralized by all Federal Home Loan Bank stock and are subject to prepayment penalties. The Company's unused advance line with the Federal Home Loan Bank was $900,000 based upon collateral pledged at March 31, 1999. FHLB variable rate term borrowings consist of $5.0 million tied to the one-month LIBOR, and $3.0 million tied to the six-month LIBOR index.

The Company enters into sales of mortgage-backed securities with agreements to repurchase identical securities (reverse repurchase agreements) and substantially identical securities (dollar reverse repurchase agreements). These transactions are treated as financings with the obligations to repurchase securities reflected as a liability. The dollar amount of securities underlying the agreements remains in the asset accounts. The securities underlying the agreements are delivered to the counterparty's account. There were no liabilities recorded under agreements to repurchase substantially identical securities at March 31, 1999 and June 30, 1998, respectively.

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

Commencing in fiscal 1994 and continuing through the first half of fiscal 1997, the Company implemented stage one of its strategic plan by leveraging its capital base to achieve asset growth. The objective of the first stage of the strategy was to reach a targeted asset size for the Company established by the Board of Directors within a three-to-five year period following the Conversion. The Company increased its asset size from $179.6 million at June 30, 1994 to $409.8 million at June 30, 1997. The Bank's principal investment focus during the four-year post-Conversion period was to originate and purchase mortgage loans (principally loans secured by one-to-four family owner-occupied homes) and purchase mortgage-backed securities. The asset growth was funded through significant increases in Federal Home Loan Bank ("FHLB") advances and other borrowings and increases in deposits, primarily brokered and non-brokered wholesale deposits. Pursuit of the foregoing strategy resulted in increases in the Company's net income, earnings per share, return on average equity ("ROAE") and return on average assets ("ROAA") in fiscal 1994, 1995 and 1996. Excluding the impact of the one-time industry-wide SAIF assessment in fiscal

1997, pursuit of the strategy also resulted in increases in the Company's net income, earnings per share, ROAE and ROAA for fiscal 1997.

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

In fiscal 1998 the Company also expanded its opportunities to originate higher-yielding loans by establishing a new commercial lending division which offers commercial/industrial real estate term loans, equipment leasing, inventory/equipment/receivables financing, lines of credit, letters of credit and SBA loan programs. The Company originated and purchased $35.6 million in various commercial business loans, either unsecured or secured by commercial business assets as of June 30, 1998, of which $6.28 million were secured by business assets located outside of the Company's primary lending area. Asset portfolio diversification in fiscal 1998 was funded through principal repayment cash flows from existing assets, wholesale brokered and non-brokered deposits, the sale of mortgage-backed and related securities, retail deposits and FHLB advances.

In fiscal 1999, the Company has continued and intends to continue the implementation of the second stage of its strategic plan by slowing the rate of growth of its asset base and continuing to focus on asset portfolio diversification.* This has been and will continue to be accomplished by increasing the origination and purchase of multi-family real estate, commercial real estate and commercial/industrial business loans, combined with the growth of the commercial lending division.* The Company also intends to begin to increase sales of one-to-four family mortgage loans in the secondary market, including selling seasoned and recently originated one-to-four family mortgage loans in order to provide liquidity for the funding of higher-yielding loan originations and purchases, increase non-interest income and maintain adequate levels of capital.* The Company anticipates that increased sales of one-to-four family loans will decrease the proportion of the gross loan portfolio represented by such loans, will increase non-interest income as a result of increased gains on the sales of such loans, and will further lessen the Company's negative gap position as such loans are replaced by higher-yielding, adjustable rate assets, including multi-family, commercial real estate and commercial loans.* Portfolio diversification in fiscal 1999 also has included purchases of loans or participation interests in loans originated by other lenders both within and outside of its primary lending area.* Loans purchased, or participation interests purchased, which relate to properties located outside of the Company's primary lending area will consist primarily of multi-family, commercial real estate, multi-family construction and commercial real estate construction loans.* As of March 31, 1999, the Company purchased an aggregate of $27.4 million, or 9.1% of gross loans at March 31, 1999, of loans and participation interests in such loans secured by properties located outside the Company's primary lending area. These loans and participation interests consisted primarily of commercial real estate and commercial real estate construction loans. In deciding whether or not to purchase a loan or participation interest in a loan originated outside of the Company's primary lending area, management of the Company has applied, and continues to apply, underwriting guidelines which are at least as strict as those applicable to the origination of similar loans within its primary lending area.

The Company has funded and intends to continue to fund its asset portfolio diversification in fiscal 1999 by a combination of retail deposits, brokered deposits, borrowings, the sale of one-to-four family mortgage loans in the secondary market, the maturity and sale of mortgage-backed and related securities and FHLB advances.*

In addition, in fiscal 1999, the Company has increased and intends to continue increasing the activities of its commercial lending division as another element of the overall portfolio diversification strategy.* The focus of the Company's commercial lending operation will be small business loans and leases. Management currently anticipates that the commercial lending division will generate approximately $40 million in new commercial loans/leases during fiscal 1999.* Management believes that the commercial lending component of its operations will benefit the Company longer term, and should contribute to a long-term increase in net income and return on equity.* The commercial lending division also has enhanced the Company's core deposit base through the establishment of new deposit relationships with the commercial lending division's customers. As of March 31, 1999, commercial deposits totaled $5.2 million or 1.7% of the Company's deposit base.

In April 1999, the Company announced the creation of Hallmark Financial, Inc., a wholly owned subsidiary of the Bank ("HFI"). HFI's operations will be focused on lending activities involving higher credit risk financial services (also known as subprime lending). The subprime lending market includes manufactured housing, automobile, credit card, business, and residential first and second mortgage financing. The subprime mortgage market for first and second mortgage loans, on which the Company currently intends to focus, represents loans that do not conform to Federal Home Loan Mortgage Corporation ("FHLMC") and Fannie Mae guidelines. The borrowers on such loans typically have credit deficiencies on their credit history, such as late payments on their mortgage loan, low credit scores, foreclosures or bankruptcies. Other non-conforming reasons which classify loans as subprime include higher debt-to-income ratios, no down payment, limited documentation, high cash-out refinances or limited history regarding the borrower's income. A secondary market of private investors and mortgage bankers provides a mechanism for the establishment of underwriting standards, sale and servicing of subprime loans. HFI intends to sell all subprime loans originated into the secondary market.* Due to the higher degree of credit risk inherent in this type of lending, subprime residential mortgage loan rates generally are higher yielding compared to conventional one-to-four family mortgage rates. In addition, if sold in the secondary market, a higher origination fee and yield spread premium are generally paid in connection with such loans.* These loans generally are sold without recourse as to credit risk; however, depending upon the contract between HFI and the secondary market purchaser, HFI may retain some contractual liability in the event of defects or misrepresentations in the origination process.

HFI intends to originate subprime loans primarily secured by one-to-four family real estate within the primary lending area of the Bank using underwriting guidelines established by the secondary market lenders that will purchase such loans.* The secondary market lenders' underwriting guidelines will be utilized since HFI intends to receive a commitment from a secondary market lender to purchase a subprime loan prior to HFI's origination of such loan.* Management estimates that HFI will originate approximately $5.0 million in subprime loans, generating approximately $175,000 of fee income on the sale of such subprime loans during fiscal 2000.* The Company will also evaluate opportunities to originate subprime loans outside of its primary lending area.* The Company's competitors in the subprime loan finance market include other banks, consumer finance companies, mortgage banking companies, commercial banks, credit unions and subprime loan brokers, many of which are substantially larger and have considerably greater financial, technical and marketing resources.
Such competitors have both a local or national market presence.

In fiscal 2000, the Company also intends to explore alternative methods of reducing net interest expense, such as offering deposit products on the Company's Website, evaluating potential acquisitions of retail branch networks in market areas demonstrating a lower cost of funds demand for deposit products and by actively seeking lower cost funding in the wholesale financial markets.*

During fiscal 1999, the Company also intends to increase its non-interest income by expanding the following three fee income producing divisions: Residential Lending, Hallmark Planning Services and

Commercial Banking.* The Company also intends to evaluate the feasibility and profitability of opening satellite lending facilities in communities outside of the Company's primary lending area to help increase originations of one-to-four family first mortgage loans, which are sold in the secondary market to generate fee income.* The Company's insurance subsidiary Hallmark Planning Services, Inc. continues to grow as the Company seeks to generate fee income from investment product and annuity sales. The Company also has begun to develop a program for mortgage contract cash processing within the commercial lending division, a service intended to generate fee income.* Pursuant to such program, the Bank would act as a partial sub-servicer performing a cash/processing function for nationally-originated commercial real estate loans.

The increase in the level of the allowance for losses on loans during the nine months ended March 31, 1999 was primarily the result of increases in the commercial and commercial real estate loan portfolios. Loans secured by multi-family and commercial real estate and commercial business assets generally involve a greater degree of credit risk than one-to-four family loans and carry larger balances. The increased credit risk is the result of several factors, including concentration of principal in a limited number of loans and borrowers, the effect of general economic conditions on income-producing properties, and the increased difficulty of evaluating and monitoring these types of loans. Management anticipates that as the Company's volume of multi-family and commercial/nonresidential real estate and commercial business lending activity continues to increase, the Company will need to build a higher level of allowance for loan losses established through a provision for loan losses, which will have a negative effect on the Company's net income in the short-term.* However, the Company believes that building the higher yielding multi-family and commercial/nonresidential real estate components of its gross loan portfolio will benefit the Company longer term, and should contribute to a long-term improvement in the Company's net income and return on equity.*

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds are retail and wholesale brokered deposits, proceeds from principal and interest payments on loans, principal and interest payments on mortgage-backed and related securities and FHLB-Chicago advances. Alternative funding sources are evaluated and utilized based upon factors such as interest rates, availability, maturity, administrative costs and retention capability. Although maturity and scheduled amortization of loans are predicable sources of funds, deposit flows, mortgage prepayments and prepayments on mortgage-backed and related securities are influenced significantly by general interest rates, economic conditions and competition. Mortgage loans and mortgage securities prepayments increased in fiscal 1996 as interest rates declined for the first half of the fiscal year before increasing in the last half of the fiscal year. During the fiscal years 1997 and 1998, prepayments increased as interest rates decreased in the second half of the fiscal year. Also, during the nine months ended March 31, 1999 prepayments continued to increase as interest rates continued to decline.

The primary investing activity of the Company is the origination and purchase of loans and the purchase of mortgage-backed and related securities. For the nine months ended March 31, 1999, the Company originated and purchased loans totaling $161.2 million and $29.9 million, respectively, as compared to the nine months ended March 31, 1998 when originated and purchased loans totaled $104.7 million and $13.5 million, respectively. Purchases of mortgage-backed and related securities held-to-maturity for the nine months ended March 31, 1999 and 1998 totaled $10.3 million and $352,000, respectively. There were no purchases of investment securities held-to-maturity for the nine months ended March 31, 1999 and 1998. For the nine months ended March 31, 1999 and 1998, these activities were funded primarily by principal repayments on loans of $145.1 million and $98.4 million, respectively; principal repayments on mortgage-backed and related securities of $74.9 million and $16.0 million, respectively; proceeds from the sale of mortgage loans of $45.6 million and $10.1 million, respectively; net proceeds from notes payable to the FHLB-Chicago of $12.0 million and $16.0 million, respectively; and a net increase in deposits of $36.2 million during the 1999 period. Purchases of securities available-for-sale totaled $103.1 million and sales were $5.5 for the nine months ended March 31, 1999, compared to purchases of $29.0 million and sales of $20.9 million for the nine months ended March 31, 1998.

The Company is required to maintain minimum levels of liquid assets under the regulations of the Wisconsin Department of Financial Institutions, Division of Savings and Loan for state-chartered stock savings banks. Savings banks are required to maintain an average daily balance of liquid assets (including cash, certain time deposits, certain bankers acceptances, certain corporate debt securities, securities of certain mutual funds and specified United States government, state or federal agency obligations) of not less than 8.0%. The Company's liquidity ratio was 31.3% at March 31, 1999. The Company adjusts its liquidity levels to meet various funding needs and to meet its asset and liability management objectives.

The Company's most liquid assets are cash and cash equivalents, which include investments in highly-liquid, short-term investments. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. At March 31, 1999 and June 30, 1998, cash and cash equivalents were $14.0 million and $8.2 million, respectively. The increase in cash and cash equivalents was due to an increase in wholesale brokered deposits and advance borrowings from the FHLB-Chicago.

Management believes that the strategy of leveraging the capital acquired in the Conversion to achieve the targeted asset size established by the Board of Directors within a three-to-five year period following the Conversion, could not have been achieved solely through the use of retail deposits from the local market. Management also believes that the costs, overhead and interest expense of achieving comparable retail deposit growth would have exceeded the costs related to the use of FHLB-Chicago advances and wholesale brokered deposits as a funding source. However, management recognizes that the likelihood for retention of brokered certificates of deposit is more a function of the rate paid on such accounts as compared to retail deposits which may be established due to Bank location or other intangible reasons. The Company maintains a $10.0 million backup credit facility for contingency purposes to replace funds from wholesale brokered deposits should retention of those deposits diminish due to extraordinary events in the financial markets. The Company's overall cost of funds has increased in recent years due primarily to a much greater percentage of the deposits being in certificates, both wholesale brokered and retail, as opposed to passbooks, money market accounts and checking accounts. Management believes that a significant portion of its retail deposits will remain with the Company and, in the case of wholesale brokered deposits, may be replaced with similar type accounts should the level of interest rates change.* However, in the event of a significant increase in market interest rates, the cost of obtaining replacement brokered deposits would increase as well.

At March 31, 1999, retail and wholesale certificates of deposit totaled $67.6 million and $173.9 million, respectively. Management believes that a significant portion of its retail deposits will remain with the Company and, in the case of wholesale brokered deposits, may be replaced with similar type accounts should the level of interest rates change.* However, in the event of a significant increase in market interest rates, the cost of obtaining replacement wholesale deposits and FHLB advances would increase as well.

The Bank's Board of Directors has set a maximum limitation of total borrowings equal to 32% of total assets. This internal limit is 3% below the allowable borrowing limit (for all borrowings including FHLB advances and reverse repurchase agreements) of 35% of total assets established by the FHLB-Chicago. At March 31, 1999, FHLB advances totaled $129.1 million or 27.1% of the Bank's total assets. There were no securities sold under agreements to repurchase at March 31, 1999. At March 31, 1999, the Bank had unused borrowing authority under the borrowing limitations established by the Board of Directors of $23.3 million and $37.6 million under the FHLB total asset limitation. The Bank has and intends to continue to fund asset portfolio diversification in fiscal 1999 through modest increases in FHLB advances, and to maintain the 3% excess borrowing capacity with the FHLB as a contingent source of funds to meet liquidity needs as deemed necessary by the Board of Directors of the Bank.*

Liquidity management for the Company is both an ongoing and long-term function of the Company's asset/liability management strategy. Excess funds generally are invested in short-term investments such as federal funds or overnight deposits at the FHLB-Chicago. Whenever the Company requires funds beyond its ability to generate them internally, additional sources of funds usually are available and obtainable from the wholesale brokered and non-brokered market as well as the unused credit line from the FHLB-Chicago, and funds also may be available through reverse repurchase agreements wherein the Company pledges investment, mortgage-backed or related securities. The Company maintains a $10.0 million contingent backup credit facility with a major correspondent bank to replace a portion of its interest rate sensitive liabilities, such as borrowings and wholesale brokered and non-brokered deposits should such funding sources become difficult or impracticable to obtain or retain due to a changing interest rate environment. The Company also has a federal funds open line of credit in the amount of $10.0 million with a correspondent bank which does not require the direct pledging of any assets. In addition, the Company maintains a relatively high level of liquid assets such as investment securities and mortgage-backed and related securities available-for-sale in order to ensure sufficient sources of funds are available to meet the Company's liquidity needs.

The Company has various unfunded commitments at March 31, 1999 which represent amounts the Company expects to fund during the quarter ended June 30, 1999. For a summary of such commitment see discussion under footnote (4) "Commitments and Contingencies" contained in the section entitled, "Notes to Consolidated Financial Statements." The Company anticipates it will have sufficient funds available to meet its current loan commitments, including loan applications received and in process to the issuance of firm commitments.


CHANGE IN FINANCIAL CONDITION

Total assets increased $39.5 million, or 9.0%, from $438.4 million at June 30, 1998 to $477.9 million at March 31, 1999. This increase is primarily reflected in an increase in interest-bearing deposits, securities available-for-sale and loans receivable, funded primarily by an increase in deposits, FHLB-Chicago advances and decreases in mortgage-backed and related securities held-to-maturity. Cash and cash equivalents were $14.0 million and $8.2 million at March 31, 1999 and June 30, 1998, respectively. The increase in cash and cash equivalents was due to management's decision to increase such assets to purchase securities available-for-sale and to have funding available for unused loan commitments.

Securities available-for-sale increased to $103.0 million at March 31, 1999 compared to $66.4 million at June 30, 1998. Mortgage-backed and related securities available-for-sale increased to $70.3 million at March 31, 1999 compared to $57.5 million at June 30, 1998. Investment securities available-for-sale increased to $32.7 million at March 31, 1999 compared to $8.9 million at June 30, 1998. The increase in mortgage-backed and related securities available-for-sale and investment securities available-for-sale was the result of management's decision to increase such assets to mitigate the effect of lower than expected loan portfolio balances due to higher than anticipated levels of mortgage loans refinanced with outside institutions.

Loans receivable increased to $284.2 million at March 31, 1999 compared to $280.9 million at June 30, 1998. The increase at March 31, 1999 compared to June 30, 1998 is primarily the result of management's decision to retain its ARM, intermediate-term (15 year) and loans originated and purchased for the Company's portfolio, as such loans carried higher yields than comparable mortgage-backed and related securities during the nine months ended March 31, 1999. Total mortgage loans originated and purchased amounted to $148.5 million ($3.5 million of which were purchased mortgage loans) and $90.9 million ($10.4 million of which were purchased mortgage loans) for the nine months ended March 31, 1999 and 1998, respectively, while sales of fixed-rate mortgage loans totaled $49.3 million and $10.1 million for the nine months ended March 31, 1999 and 1998, respectively. Total commercial real estate mortgage loans originated and purchased totaled $33.2 million and $8.7 million for the nine months ended March 31, 1999 and 1998, respectively.

Deposits increased $36.2 million to $307.9 million at March 31, 1999 from $271.6 million at June 30, 1998. The increase in deposits was primarily due to the Company's increase in wholesale brokered and non-brokered deposits. Brokered certificates of deposit totaled $120.5 million at March 31, 1999, representing 39.1% of total deposits as compared to $81.4 million, or 30.0% of total deposits, at June 30, 1998. Non-brokered wholesale deposits totaled $53.4 million at March 31, 1999, representing 17.4% of total deposits as compared to $42.9 million, or 15.8% of total deposits at June 30, 1998. Also, the Company increased its use of money market deposit accounts for the nine months ended March 31, 1999. Money market deposit accounts totaled $34.5 million at March 31, 1999, representing 11.2% of total deposits as compared to $28.0 million, or 10.3% of total deposits as of June 30, 1998. Deposits are the Company's primary source of externally generated funds. The level of deposits is heavily influenced by such factors as the general level of short- and long-term interest rates as well as alternative yields that investors may obtain on competing investment securities such as money market mutual funds.

FHLB-Chicago advances increased to $129.1 million at March 31, 1999 compared to $117.1 million at June 30, 1998. At March 31, 1999, the Company had no reverse repurchase agreements. The Company has used FHLB-Chicago advances and securities sold under agreements to repurchase as a funding source due to attractive rates offered in relation to deposit funds obtainable in the Company's local market.




ASSET/LIABILITY MANAGEMENT

The Company closely monitors interest rate risk in an attempt to manage the extent to which net interest income is significantly affected by changes in market interest rates. In managing the Company's interest rate risk during the nine months ended March 31, 1999, the Company utilized wholesale brokered and non-brokered deposits, money market deposit accounts and FHLB-advances to fund increases in the Company's interest-bearing assets due primarily to the attractive rates offered on wholesale deposits, money market deposit accounts and FHLB advances. At March 31, 1999, the Company's estimated cumulative one-year gap between assets and liabilities was a negative 17.5% of total assets as compared to a negative 5.1% at June 30, 1998. The increase in the Company's negative one-year gap reflects the increased use of shorter-term maturity deposits and FHLB advances to fund a larger portfolio of fixed-rate mortgage, mortgage related securities and investment securities. During periods of rising interest rates, a positive interest rate sensitivity gap would tend to positively affect net interest income, while a negative interest rate sensitivity gap would adversely affect net income. Although the opposite effect on net income would occur in periods of falling interest rates, the Company could experience substantial prepayments of its fixed rate mortgage loans and mortgage-backed and related securities, which would result in the reinvestment of such proceeds at market rates which are lower than current rates.*

ASSET/LIABILITY MANAGEMENT SCHEDULE

The following table sets forth at March 31, 1999 the amounts of interest-earning assets and interest-bearing liabilities maturing or repricing within the time periods indicated, based on the information and assumptions set forth in the notes thereto.

                                                                    AMOUNT MATURING OR REPRICING
                                                    ---------------------------------------------------------------
                                                                           MORE THAN  MORE THAN
                                                     WITHIN     FOUR TO    ONE YEAR  THREE YEARS
                                                      THREE     TWELVE     TO THREE    TO FIVE   OVER FIVE
                                                     MONTHS     MONTHS       YEARS      YEARS      YEARS     TOTAL
                                                     ------     ------       -----      -----      -----     -----
                                                                         (DOLLARS IN THOUSANDS)

INTEREST-EARNING ASSETS(1):
Mortgage loans(2):
     Fixed rate....................................$ 11,349  $ 32,103   $ 58,917     $32,461    $25,227  $160,057
     Adjustable rate...............................  25,707    45,893     27,741       3,505      1,253   104,099
Consumer loans (2).................................     386     2,980        524           -          -     3,890
Commercial loans (2)...............................   7,766     4,625      6,292           -          -    18,683
Mortgage-backed and related securities:
     Fixed rate and securities available-for-sale..   2,856     7,521     14,153       8,526      7,499    40,555
     Adjustable rate...............................  54,304    29,276          -           -          -    83,580
Investment securities and
  securities available-for-sale ...................  21,277     2,375        160       4,974     24,049    52,835
                                                   --------  --------   --------     -------    -------  --------
     Total interest-earning assets.................$123,645  $124,773   $107,787     $49,466    $58,028  $463,699
                                                   ========  ========   ========     =======    =======  ========

INTEREST-BEARING LIABILITIES:
Deposits(3):
     NOW accounts..................................$    206   $   618  $     981     $   481   $    462  $  2,748
     Money market deposit accounts.................   5,174    15,521     11,588       1,854        353    34,490
     Passbook savings accounts.....................   1,594     4,781      7,586       3,717      3,571    21,249
     Certificates of deposit....................... 112,155   103,884     22,344       3,159          -   241,542
     Escrow deposits...............................       -     1,650          -           -          -     1,650
Borrowings(4)
     FHLB advances and other borrowings............  68,500    18,000     23,007       3,052     16,500   129,059
                                                   --------  --------   --------     -------   --------  --------
     Total interest-bearing liabilities............$187,629  $144,454   $ 65,506     $12,263   $ 20,886  $430,738
                                                   ========  ========   ========     =======   ========  ========
Excess (deficiency) of interest-earning assets over
  interest-bearing liabilities.....................($63,984) ($19,681)   $42,281     $37,203    $37,142  $ 32,961
                                                    ======== ========    =======     =======    =======  ========
Cumulative excess (deficiency) of interest-earning
  assets over interest-bearing liabilities.........($63,984) ($83,665)  ($41,384)   ($ 4,181)   $32,961  $ 32,961
                                                    ========  =======    =======     ========   =======  ========
Cumulative excess (deficiency) of interest-earning
  assets over interest-bearing liabilities
  as a percent of total assets.....................   (13.4)%   (17.5)%     (8.7)%      (0.9)%      6.9%      6.9%
                                                    ========  =======    =======     ========   =======  ========


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

(2) Balances have been reduced for undisbursed loan proceeds, unearned credit insurance premiums, deferred loan fees, purchased loan discounts and the allowance for loan losses, which aggregated $14.1 million at March 31, 1999.

(3) Although the Company's negotiable order of withdrawal ("NOW") accounts, passbook savings accounts and money market deposit accounts generally are subject to immediate withdrawal, management considers a certain historical amount of such accounts to be core deposits having significantly longer effective maturities and times to repricing based on the Company's historical retention of such deposits in changing interest rate environments. NOW accounts, passbook savings accounts and money market deposit accounts are assumed to be withdrawn at annual rates of 30%, 30% and 60%, respectively, of the declining balance of such accounts during the period shown. The withdrawal rates used are higher than the Company's historical rates but are considered by management to be more indicative of expected withdrawal rates currently. If all of the Company's NOW accounts, passbook savings accounts and money market deposit accounts had been assumed to be subject to repricing within one year, the one-year cumulative deficiency of interest-earning assets over interest-bearing liabilities would have been $114.3 million or 23.9% of total assets.

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

The following table sets forth information regarding the Bank's non-accrual loans and foreclosed properties at the dates indicated:

                                                                              THREE MONTHS ENDED
                                                           ---------------------------------------------------------

                                                              MAR 31      DEC 31     SEP 30      JUN 30      MAR 31
                                                               1999        1998       1998        1998        1998
                                                              ------      ------     ------      ------      ------
Non-accrual mortgage loans............................        $2,266      $3,238     $1,674      $1,338      $1,028
Non-accrual consumer loans............................           129         136         45          52          24
                                                              ------      ------     ------      ------      ------
Total non-accrual loans...............................        $2,395      $3,374     $1,719      $1,390      $1,052
                                                              ======      ======     ======      ======      ======

Loans 90 days or more
  delinquent and still accruing.......................            54          52         32          20          61
                                                              ------      ------     ------      ------      ------
Total non-performing loans............................        $2,449      $3,426     $1,751      $1,424      $1,113
                                                              ======      ======     ======      ======      ======

Non-accrual investment securities.....................           233         233          -           -           -
Total foreclosed real estate net of
  related allowance for losses .......................           512          11         11          11          11
                                                              ------     -------     ------      ------      ------
Total non-performing assets...........................        $3,194      $3,670     $1,762      $1,435        $437
                                                              ======      ======     ======      ======        ====

Non-performing loans to
  gross loans receivable..............................         0.83%        1.14%      0.60%       0.50%       0.38%
                                                              ======       =====     ======      ======      ======

Non-performing assets to
  total assets .......................................          0.67%       0.76%      0.38%       0.33%       0.27%
                                                              ======       =====     ======      ======      ======

At March 31, 1999, non-performing loans increased to $2.4 million from $1.4 million at June 30, 1998. The increase primarily relates to the default on a commercial real estate loan located in the Bank's primary market with a balance of $1.1 million. The remaining portion of the increase relates to several one-to-four family real estate loans also located in the Bank's primary market. Impaired loans increased to $1.1 million at March 31, 1999 from $683,000 at June 30, 1998. Impaired loans consist primarily of commercial and commercial real estate loans which, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Management believes that these loans are adequately collateralized and/or have specific loan loss reserves established which are adequate to absorb potential losses related to resolution.

ALLOWANCE FOR LOAN LOSSES

The following table sets forth an analysis of the Bank's allowance for loan losses:

                                                                NINE MONTHS           YEAR             NINE MONTHS
                                                                   ENDED              ENDED               ENDED
                                                               MAR. 31, 1999      JUNE 30, 1998       MAR. 31, 1998
                                                               -------------      -------------       -------------
                                                                            (DOLLARS IN THOUSANDS)

         Balance at beginning of period.....................     $  2,329         $  1,762           $    1,762
         Additions charged to operations:
           ONE- TO FOUR-FAMILY..............................            -                -                    -
           Multi-family and commercial real estate..........          340              512                  412
           Consumer.........................................           80              163                  133
           Commercial.......................................           60              125                   95
                                                                 --------         --------           ----------
                                                                      480              800                  640

         Recoveries:
            ONE- TO FOUR-FAMILY.............................            -                -                    -
            Consumer........................................            9               31                   26
                                                                 --------         --------           ----------
                                                                        9               31                   26

         Charge-offs:
            One- to four-family.............................          (11)             (69)                 (69)
            Multi-family & commercial real estate...........         (171)             (69)                   -
                  Consumer..................................         (113)            (195)                (142)
                                                                ---------         --------           ----------
                                                                     (295)            (264)                (211)
                                                                ----------        --------           ----------

         Net charge-offs....................................         (286)            (233)                (185)
                                                                ---------         --------           ----------

         Balance at end of period...........................    $   2,523         $  2,329           $    2,217
                                                                =========         ========           ==========

        Allowance for loan losses to
           non-performing loans at end
           of the period....................................      103.02%          163.55%              188.97%
                                                                 ========          =======             ========

        Allowance for loan losses to
           total loans at end of the period.................        0.85%            0.81%                0.75%
                                                                 ========          =======             ========





The level of allowance for loan losses at March 31, 1999, reflects the continued low level of charged off loans. Management believes that the allowance for loan losses is adequate as of March 31, 1999.

RESULTS OF OPERATIONS - COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

GENERAL

Net income for the three months ended March 31, 1999 increased to $718,000 from $679,000 for the comparable 1998 period. The increase in net income was primarily due to an increase in non-interest income and net interest income. Return on average equity decreased to 8.25% for the three months ended March 31, 1999 from 8.51% for the comparable 1998 period. Return on average assets decreased to 0.59% for the three months ended March 31, 1999 from 0.66% for the comparable 1998 period.

NET INTEREST INCOME

The following table presents certain information related to average interest-earning assets and liabilities, net interest rate spread and net interest margin:

                                                            FOR THE THREE MONTHS ENDED MARCH 31,

                                                         1 9 9 9                               1 9 9 8
                                          -------------------------------------------------------------------------

                                                       INTEREST    AVERAGE                    INTEREST      AVERAGE
                                             AVERAGE    EARNED/    YIELD/         AVERAGE      EARNED/      YIELD/
                                             BALANCE     PAID       RATE          BALANCE       PAID         RATE
                                             -------     ----       ----          -------       ----         ----
                                                                      (DOLLARS IN THOUSANDS)
ASSETS:
Interest-earning assets:
  Mortgage loans.......................... $268,089     $5,430      8.10%        $270,602      $5,648       8.35%
  Consumer loans..........................    3,970        144     14.51            5,244         174      13.27
  Commercial loans........................   16,603        381      9.18            7,751         194      10.01
                                          ---------   --------                   ---------     ------
     Total loans..........................  288,662      5,955      8.25          283,597       6,016       8.49
  Securities held-to-maturity:
    Mortgage-backed securities............   13,000        204      6.28           39,035         689       7.06
    Mortgage related securities...........   41,608        671      6.45           37,011         633       6.84
                                          ---------   --------                   ---------     ------
      Total mortgage-backed
       and related securities.............   54,608        875      6.41           76,046       1,322       6.95
  Investment and other securities.........   21,275        280      5.26           11,251         168       5.97
  Securities available-for-sale...........  104,007      1,586      6.10           21,031         338       6.43
  Federal Home Loan Bank stock............    6,793        105      6.18            6,027          99       6.57
                                          ---------   --------                   ---------     ------
    Total interest-earning assets.........  475,345      8,801      7.41          397,952       7,943       7.98
Non-interest earning assets...............   12,780                                14,896
                                          ---------                              ---------
    Total assets.......................... $488,125                              $412,848
                                           ========                              ========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
  NOW accounts............................  $ 2,805         12      1.71%        $  2,653          11       1.66%
  Money market deposit accounts...........   40,639        464      4.57           26,351         339       5.15
  Passbook accounts.......................   20,765        149      2.87           20,629         149       2.89
  Certificates of deposit.................  243,370      3,345      5.50          207,340       3,066       5.91
                                          ---------    -------                   --------      ------
    Total deposits........................  307,579      3,970      5.16          256,973       3,565       5.55
Advance payments by borrowers
  for taxes and insurance................       908          5      2.20            1,028           7       2.72
Borrowings................................  131,746      1,874      5.69          112,448       1,687       6.00
                                          ---------    -------                   --------      ------
    Total interest-bearing liabilities....  440,233      5,849      5.31          370,449       5,259       5.68
Non-interest bearing deposits
  and liabilities.........................   13,081                                10,478
Shareholders' equity......................   34,811                                31,921
                                          ----------                             --------
    Total liabilities and
      shareholders' equity................ $488,125                              $412,848
                                           ========                              ========
Net interest income/interest rate spread..              $2,952      2.10%                      $2,684       2.30%
                                                        ======      =====                      ======       =====
Net earning assets/net interest margin....  $35,112                 2.48%         $27,503                   2.70%
                                          =========                 =====        ========                   =====

Net interest income before provision for losses on loans increased $268,000, or 10.0%, to $3.0 million for the three months ended March 31, 1999 from $2.7 million for the comparable 1998 period. Interest income increased $858,000 for the three months ended March 31, 1999, partially offset by an increase in interest expense of $590,000. The level of net interest income primarily reflects a 19.2% increase in average interest-earning assets to $474.2 million for the three months ended March 31, 1999 from $398.0 million for the comparable 1998 period, a 27.6% increase in the excess of the Company's average interest-earning assets over average interest-bearing liabilities to $35.1 million for the three months ended March 31, 1999 from $27.5 million for the comparable 1998 period, offset by a decrease in interest rate spread to 2.10% for the three months ended March 31, 1999 from 2.30% for the comparable 1998 period. The decrease in interest rate spread was primarily due to the increased proportion of interest earning assets invested in investment securities that carry lower yields than loans.

INTEREST INCOME

Interest income increased 10.8% to $8.8 million for the three months ended March 31, 1999 from $7.9 million for the comparable 1998 period. The increase in interest income was the result of an increase in average interest-earning assets of 19.2% to $474.2 million for the three months ended March 31, 1999 from $398.0 million for the comparable 1998 period, offset by a decrease of 57 basis points in the yield on interest-earning assets to 7.41% for the three months ended March 31, 1999 from 7.98% for the comparable 1998 period. Interest income on loans decreased 1.0% to $5.9 million for the three months ended March 31, 1999, from $6.0 million for the comparable 1998 period. The decrease was the result of a decrease in average yield to 8.25% for the three months ended March 31, 1999 from 8.49% for the comparable 1998 period, partially offset by a rise in the Company's average gross loans of 1.8% to $288.7 million for the three months ended March 31, 1999 from $283.6 million for the comparable 1998 period. Gross loans increased primarily as a result of the Company retaining substantially all of its adjustable and short-term fixed rate loan originations, purchasing more loans in the secondary market and increases in multi-family and commercial components of the portfolio. The decrease in yield is attributable to the increase in loans refinanced at lower interest rates during the 1999 period. At March 31, 1999, the multifamily and commercial components of the Company's loan portfolio totaled $119.7 million, or 39.8% of the total loan portfolio, compared to $96.8 million, or 32.8% of the total loan portfolio at March 31, 1998. Interest income on mortgage-backed securities decreased 70.4% to $204,000 for the three months ended March 31, 1999 from $689,000 for the comparable 1999 period. The decrease was primarily due to a decrease in average balances to $13.0 million for the three months ended March 31, 1999 from $39.0 million for the comparable 1998 period and a decrease in average yield to 6.28% for the 1999 period from 7.06% for the 1998 period. The decrease in average yield on mortgage-backed securities was primarily due to the downward rate adjustment in the adjustable rate securities portion of this portfolio which decreased due to the lower interest rate environment in the 1999 period and the accelerated amortization of purchase premiums on mortgage-backed securities due to faster that projected principal repayments in the 1999 period. Interest income on mortgage-related securities increased 6.0% to $671,000 for the three months ended March 31, 1999 from $633,000 for the comparable 1998 period. The increase was primarily due to an increase in average balances to $41.6 million for the three months ended March 31, 1999 from $37.08 million for the comparable 1998 period, partially offset by a decrease in average yield to 6.45% for the three months ended March 31, 1999 from 6.84% for the comparable 1998 period. The decrease in average yield on mortgage-related securities was primarily due to accelerated amortization of purchase premiums on mortgage related securities due to faster than projected principal repayments during the 1999 period. The decline in average balances of mortgage-backed and related securities is due to management's decision to increase the securities available-for-sale portfolio. Interest income on investment securities and securities available-for-sale and investment and other securities increased 268.8% to $1.9 million for the three months ended March 31, 1999 from $506,000 for the comparable 1998 period. The increase was primarily due to an increase in average balance to $125.3 million for the three months ended March 31, 1999 from $32.3 million for the 1998 period, offset by a decrease in average yield to 5.96% for the three months ended March 31, 1999 from 6.27% for the comparable 1998 period. The increase in securities available-for-sale was due to management's decision to have the ability to sell securities to meet future loan demand. The lower average yield was primarily attributable to the lower interest rate environment during the 1999 period as compared to the 1998 period.

INTEREST EXPENSE

Interest expense increased 11.2% to $5.9 million for the three months ended March 31, 1999 from $5.3 million for the comparable 1998 period. The increase was the result of an 18.8% increase in the average amount of interest-bearing liabilities to $440.2 million for the three months ended March 31, 1999 compared to $370.4 million for the comparable 1998 period, partially offset by a decrease in the average rate paid on interest-bearing liabilities to 5.31% for the 1999 period from 5.68% for the 1998 period. The increased balances of wholesale deposits, money market deposit accounts, NOW accounts and borrowings at lower average interest rates was the primary reason for the decrease in the average rate paid on the interest-bearing liabilities for the three months ended March 31, 1999 as compared to the comparable 1998 period. Interest expense on deposits increased 11.1% to $4.0 million for the three months ended March 31, 1999 from $3.6 million for the comparable 1998 period. The increase was the result of an increase in average balances of 19.7% to $307.6 million for the three months ended March 31, 1999 from $257.0 million for the comparable 1998 period, partially offset by a decrease in the average rate paid to 5.16% for the 1999 period from 5.55% for the 1998 period. The increase in deposits was primarily due to an increase of 53.8% in money market deposit accounts to $40.6 million for the three months ended March 31, 1999 from $26.4 million for the comparable 1998, with a decrease in the average rate paid on such accounts to 4.57% for the 1999 period from 5.15% for the 1998 period. Money market deposit accounts increased primarily due to aggressive marketing and a competitive rate offered during the three months ended March 31, 1999. Certificate of deposit accounts (including brokered deposits) increased 17.4% to $243.4 million for the three months ended March 31, 1999 from $207.3 million for the 1998 period, with a decrease in the average rate to 5.50% for the 1999 period from 5.91% for the 1998 period. NOW accounts increased 3.7% to $2.8 million for the three months ended March 31, 1999 from $2.7 million for the comparable 1998 period, with an increase in average rate paid to 1.79% for the 1999 period from 1.66% for the 1998 period. The Company's increase in certificates of deposit was the result of aggressive marketing and pricing and the use of brokered certificates of deposit. Of the $243.4 million in the average balance of certificates of deposit for the three months ended March 31, 1999, $117.4 million, or 48.2%, represented brokered certificates of deposit compared to $73.0 million, or 35.2%, for the 1998 period. The average rate paid on brokered certificates of deposit decreased to 5.72% for the nine months ended March 31, 1999 from 6.17% for the comparable 1998 period. The decrease was primarily due to the lower interest rate environment during the 1999 period as compared to the 1998 period. Interest on borrowings (FHLB advances and reverse repurchase agreements) increased 11.1% to $1.9 million for the three months ended March 31, 1999 from $1.7 million for the comparable 1998 period. The increase was primarily due to the increase in average balances of FHLB advances and reverse repurchase agreements of 17.2% to $131.7 million for the three months ended March 31, 1999 from $112.4 million for the comparable 1998 period, with a decrease in the average rate paid to 5.69% for the 1999 period from 6.00% for the 1998 period.

PROVISION FOR LOSSES ON LOANS

The provision for losses on loans decreased 30.0% to $140,000 for the three months ended March 31, 1999 from $200,000 for the comparable 1998 period. The level of allowance for losses on loans generally is determined by the Bank's historical loan loss experience, the condition and composition of the Bank's loan portfolio, and existing general economic conditions. Management anticipates that as the Company's volume of multi-family and commercial/non-residential real estate lending activity continues to increase, the Company will need to build a higher level of allowance for loan losses established through a provision for loan losses.* Based on management's evaluation of the loan portfolio and the increase in gross loans during the three months ended March 31, 1999, the allowance for losses on loans increased 8.3% to $2.5 million at March 31, 1999 compared to $2.3 million at March 31, 1998. This increase was primarily the result of the increase in multi-family, multi-family construction, commercial real estate and commercial loan components of the gross loan portfolio which carry a greater degree of credit risk as compared to one-to-four family mortgage lending and also due to an increase in non-performing loans. The ratio of allowance for loan losses to gross loans increased to 0.85% at March 31, 1999 from 0.75% at March 31, 1998, reflecting the continued low level of loans charged off loans. The amount of non-performing loans at March 31, 1999 was $2.4 million, or 0.83% of gross loans, compared to $1.4, or 0.50% of gross loans, at June 30, 1998 and $1.1 million or 0.38% of gross loans at March 31, 1998.

NON-INTEREST INCOME

Non-interest income increased 57.0% to $573,000 for the three months ended March 31, 1999 from $365,000 for the comparable 1998 period. The largest components of the increase were an increase in gains on the sale of loans to $180,000 for the three months ended March 31, 1999 compared to $114,000 for the comparable 1998 period, an increase in service charges on loans to $127,000 for the three months ended March 31, 1999 from $67,000 for the comparable 1998 period, an increase in service charges on deposit accounts to $107,000 for the three months ended March 31, 1999 from $100,000 for the comparable 1998 period, an increase in other income to $121,000 for the three months ended March 31, 1999 from $56,000 for the 1998 period and an increase in insurance commissions to $31,000 for the three months ended March 31, 1999 from $10,000 for the 1997 period. The increase in gains on the sale of loans reflects the increase in long-term fixed rate loans sold into the secondary market during the 1999 period as compared to the 1998 period. The increase in service charges on loans reflects an increase in the level of fees charged to loan customers in the 1999 period as compared to the 1998 period. The increase in service charges on deposit accounts reflects an increase in the level of fees charged to deposit customers in the 1999 period as compared to the 1998 period. Partially, offsetting the increases in non-interest income was a decrease in loan servicing fees to $7,000 for the three months ended March 31, 1999 from $18,000 for the comparable 1998 period.

NON-INTEREST EXPENSE

Non-interest expense increased 28.5% to $2.3 million for the three months ended March 31, 1999 from $1.8 million for the comparable 1997 period. The increase was primarily due to an increase in compensation and benefits expense of $369,000 to $1.4 million for the three months ended March 31,1999 from $994,000 for the comparable 1998 period, an increase in occupancy and equipment expense of $122,000 to $449,000 for the three months ended March 31, 1999 from $327,000 for the comparable 1998 period and an increase in other non-interest expense of $49,000 to $374,000 for the three months ended March 31, 1999 from $325,000 for the comparable 1998 period. The increase in compensation and benefits expense primarily relates to higher salary levels, an increase in the number of full time equivalent employees and an increase in incentive compensation related to the increased volume of loans sold into the secondary market. The increase in occupancy and equipment primarily relates to the addition of an administrative facility and increased purchases of bank equipment. The increase in other non-interest expense is primarily due to increases in printing, office supplies, organization dues, legal and other miscellaneous expenses.

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

The Company has identified areas of operations critical for the delivery of its loan and deposit products. The majority of the Company's applications used in operations are purchased from outside vendors. The vendors providing the software are responsible for maintenance of the systems and modifications to enable uninterrupted usage after December 31, 1999. The Company's plan includes obtaining certification of compliance from third parties and testing all of the impacted applications (both internally developed and third party provided). The Company's goal is to have conversion activities and testing fully compliant by June 30, 1999. Testing of the system has been completed by March 31, 1999. There are no mission critical systems which are non-compliant. Contingency plans are in the process of development to address potential problems discovered during testing. The contingency plans are expected to be completed by the fiscal year end. The Company's plan also includes reviewing any potential risks associated with loan and deposit data base information due to the Year 2000 issue. Potential risks could include, but are not limited to, system failure or miscalculations causing disruptions of operations which may include the temporary inability to process transactions, and to provide accurate customer loan payment or deposit receipt information.

Based on currently available information, management does not anticipate that the cost to address the Year 2000 issues will have a material adverse impact on the Company's financial position.* Direct expenditures in fiscal year 1998, and for the nine months ended March 31, 1999 for the Year 2000 project totaled $5,000 and $35,700, respectively. It is estimated that completion of the project will result in additional expenditures of approximately $75,000.* Direct expenditures include capital expenditures for compliant equipment and software, write-offs of non-compliant equipment and software upgrades. The expenditures will be funded by increases in the Company's non-interest expense budget. Currently, the Company is utilizing internal staff to coordinate the Year 2000 project which may delay new product implementation through fiscal 1999. The Company does not plan to engage consultants to complete the Year 2000 project unless the aforementioned conversion and testing cannot be completed prior to the end of fiscal 1999. There can be no guarantee that the systems of other parties on which the Company's systems rely will be timely converted and not have an adverse impact on the Company's systems.

The Company also made inquiries and reviewed plans of certain third parties, such as commercial loan customers, where Year 2000 failures could result in significant adverse impact on the Company. The Company has completed the inquiry and review process and is satisfied the Bank will not be subject to significant adverse impact.* The Board of Directors of the Company receives written status reports on the Year 2000 project and meets with project leaders quarterly.

RESULTS OF OPERATIONS - COMPARISON OF THE NINE MONTHS ENDED MARCH 31, 1999 AND 1998

GENERAL

Net income for the nine months ended March 31, 1999 increased to $2.2 million from $2.0 million for the comparable 1998 period. The increase in net income was primarily due to an increase in non-interest income and net interest income. Return on average equity decreased to 8.64% for the nine months ended March 31, 1999 from 8.75% for the comparable 1998 period. Return on average assets decreased to 0.63% for the nine months ended March 31, 1999 from 0.65% for the comparable 1998 period.

NET INTEREST INCOME

The following table presents certain information related to average interest-earning assets and liabilities, net interest rate spread and net interest margin:

                                                                 FOR THE NINE MONTHS ENDED MARCH 31,
                                                      ---------------------------------------------------------
                                                       1 9 9 9                              1 9 9 8
                                           ------------------------------------------------------------------------

                                                       INTEREST    AVERAGE                    INTEREST      AVERAGE
                                             AVERAGE    EARNED/    YIELD/         AVERAGE      EARNED/      YIELD/
                                             BALANCE     PAID       RATE          BALANCE       PAID         RATE
                                             -------     ----       ----          -------       ----         ----
                                                                        (DOLLARS IN THOUSANDS)
ASSETS:
Interest-earning assets:
  Mortgage loans.......................... $265,383    $16,385      8.23%        $269,489     $16,905        8.36%
  Consumer loans..........................    4,273        437     13.64            5,389         543       13.43
  Commercial loans........................   14,588      1,002      9.16            6,037         461       10.18
                                           --------    -------                   --------     -------
     Total loans..........................  284,244     17,824      8.36          280,915      17,909       8.50
  Securities held-to-maturity:
    Mortgage-backed securities............   15,470        751      6.47           42,098       2,250       7.13
    Mortgage related securities...........   43,117      2,263      7.00           37,908       1,947       6.85
                                           --------    -------                   --------     -------
      Total mortgage-backed
       and related securities.............   58,587      3,014      6.86           80,006       4,197       6.99
  Investment and other securities.........   19,313        792      5.47           11,545         550       6.35
  Securities available-for-sale...........   85,934      4,095      6.35           24,369       1,166       6.38
  Federal Home Loan Bank stock............    6,539        321      6.55            5,639         287       6.79
                                           --------    -------                   --------     -------
    Total interest-earning assets.........  454,617     26,046      7.64          402,474      24,109       7.99
Non-interest earning assets...............   13,708                                12,855
                                           ---------                             --------
    Total assets.......................... $468,325                              $415,329
                                           ========                              ========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
  NOW accounts............................  $ 2,735         35      1.71%        $  2,618          33       1.68%
  Money market deposit accounts...........   35,852      1,361      5.06           24,010         936       5.20
  Passbook accounts.......................   21,127        461      2.91           21,180         471       2.97
  Certificates of deposit.................  230,526      9,829      5.68          216,628       9,787       6.02
                                           --------    -------                   --------     -------
    Total deposits........................  290,240     11,686      5.37          264,436      11,227       5.66
Advance payments by borrowers
  for taxes and insurance................     3,000         60      2.67            3,275          68       2.77
Borrowings................................  128,134      5,650      5.88          105,773       4,883       6.16
                                           --------    -------                   --------     -------
    Total interest-bearing liabilities....  421,374     17,396      5.50          373,484      16,178       5.78
Non-interest bearing deposits
  and liabilities.........................   12,615                                10,807
Shareholders' equity......................   34,336                                31,038
                                           --------                              --------
    Total liabilities and
      shareholders' equity................ $468,325                              $415,329
                                           ========                              ========
Net interest income/interest rate spread..             $ 8,650      2.12%                     $ 7,931        2.21%
                                                       =======      =====                     =======       =====
Net earning assets/net interest margin....  $33,243                 2.54%         $28,990                    2.63%
                                           ========                 =====        ========                   =====

Net interest income before provision for losses on loans increased $719,000, or 9.1%, to $8.7 million for the nine months ended March 31, 1999 from $7.9 million for the comparable 1998 period. Interest income increased $1.9 for the nine months ended March 31, 1999, partially offset by an increase in interest expense of $1.2 million. The level of net interest income primarily reflects a 13.0% increase in average interest-earning assets to $454.6 million for the nine months ended March 31, 1999 from $402.5 million for the comparable 1998 period and a 14.7% increase in the excess of the Company's average interest-earning assets over average interest-bearing liabilities to $33.2 million for the nine months ended March 31, 1999 from $29.0 million for the comparable 1998 period.

INTEREST INCOME

Interest income increased 8.0% to $26.0 million for the nine months ended March 31, 1999 from $24.1 million for the comparable 1998 period. The increase in interest income was the result of an increase in average interest-earning assets of 13.0% to $454.6 million for the nine months ended March 31, 1999 from $402.5 million for the comparable 1998 period, partially offset by a decrease of 35 basis points in the yield on interest-earning assets to 7.64% for the nine months ended March 31, 1999 from 7.99% for the comparable 1998 period. Interest income on loans decreased 0.5% to $17.8 million for the nine months ended March 31, 1999 from $17.9 million for the comparable 1998 period. The decrease was the result of a decrease in average yield to 8.36% for the nine months ended March 31, 1999 from 8.50% for the comparable 1997 period, partially offset by an increase in average gross loans of 1.2% to $284.2 million for the nine months ended March 31, 1999 from $280.9 million for the comparable 1998 period. Gross loans increased primarily as a result of the Company retaining substantially all of its adjustable and short-term fixed rate loan originations, purchasing more loans in the secondary market and increases in multi-family and commercial components of the portfolio. The decrease in yield is attributable to the increase in loans refinanced at lower interest rates. Interest income on mortgage-backed securities decreased 66.6% to $751,000 for the nine months ended March 31, 1999 from $2.3 million for the comparable 1998 period. The decrease was primarily due to a decrease in average balances to $15.5 million for the nine months ended March 31, 1999 from $42.1 million for the comparable 1998 and a decrease in average yield to 6.86% for the 1999 period from 7.13% for the 1998 period. Interest income on mortgage-related securities increased 16.2% to $2.3 million for the nine months ended March 31, 1999 from $1.9 million for the comparable 1998 period. The increase was primarily due to an increase in average balances to $43.1 million for the nine months ended March 31, 1999 from $37.9 million for the comparable 1998 period and an increase in average yield to 7.0% for nine months ended March 31, 1999 from 6.85% for the comparable 1998 period. The decrease in average yield on mortgage-backed securities was primarily due to the adjustment in the adjustable rate securities portion of this portfolio which decreased due to lower interest rates and the accelerated amortization of purchase premiums on mortgage-backed securities due to faster than projected principal repayments during the 1999 period. The increase in average yield on mortgage related securities was primarily due to the accelerated amortization of purchase discounts due to faster than projected principal repayments during the 1999 period. The decline in average balances of mortgage-backed securities and is due to management's decision to increase the securities available-for-sale portfolio. Interest income on investment securities and securities available-for-sale increased 184.8% to $4.9 million for the nine months ended March 31, 1999 from $1.7 million for the comparable 1998 period. The increase was primarily due to an increase in average balance to $105.3 million for the nine months ended March 31, 1999 from $35.9 million for the 1998 period, partially offset by a decrease in average yield to 6.19% for the 1999 period from 6.39% for the 1998 period. The lower average yield was primarily attributable to the lower interest rate environment during the 1999 period as compared to the 1998 period and the short-term maturity of the securities in this portfolio.

INTEREST EXPENSE

Interest expense increased 7.5% to $17.4 million for the nine months ended March 31, 1999 from $16.2 million for the comparable 1998 period. The increase was the result of an 12.8% increase in the average amount of interest-bearing liabilities to $421.4 million for the nine months ended March 31, 1999 compared to $373.5 million for the comparable 1998 period, partially offset by a decrease in the average rate paid on interest-bearing liabilities to 5.50% for the 1999 period from 5.78% for the 1998 period. The increased balances of certificates of deposit (including brokered deposits), money market deposit accounts, NOW accounts and borrowings at lower average interest rates was the primary reason for the decrease in the average rate paid on the interest-bearing liabilities for the nine months ended March 31, 1999 as compared to the comparable 1998 period. Interest expense on deposits increased 4.1% to $11.7 million for the nine months ended March 31, 1999 from $11.2 million for the comparable 1998 period. The increase was the result of an increase in average balances of 5.3% to $290.2 million for the nine months ended March 31, 1999 from $264.4 million for the comparable 1998 period, partially offset by a decrease in the average rate paid to 5.37% for the 1999 period from 5.66% for the 1998 period. The increase in deposits was primarily due to an increase of 6.41% in certificates of deposit (including brokered deposits) to $230.5 million for nine months ended March 31, 1999 from $216.6 million for the 1998 period, with a decrease in the average rate paid on such deposits to 5.68% for the 1999 period from 6.02% for the 1998 period. Money market deposit accounts increased 49.3% to $35.9 million for the nine months ended March 31, 1999 from $24.0 million for the comparable 1998 period, with a decrease in the average rate paid on such deposits to 5.06% for the 1999 period from 5.20% for the 1998 period. Money market deposit accounts increased primarily due to aggressive marketing and a competitive rate offered during the nine months ended March 31, 1999. NOW accounts increased 4.5% to $2.7 million for the nine months ended March 31, 1999 from $2.6 million for the comparable 1998 period, with an increase in average rate paid to 1.71% for the 1999 period from 1.68% for the 1998 period. The Company's increase in certificates of deposit was the result of aggressive marketing and pricing and the use of brokered certificates of deposit. Of the $230.5 million in the average balance of certificates of deposit for the nine months ended March 31, 1999, $101.3 million, or 44.0%, represented brokered certificates of deposit compared to $81.7 million, or 37.7%, for the 1998 period. The average rate paid on brokered certificates of deposit decreased to 5.72% for the nine months ended March 31, 1999 from 6.15% for the comparable 1998 period. The decrease was primarily due to the lower interest rate environment during the 1999 period as compared to the 1998 period. Interest on borrowings (FHLB advances and reverse repurchase agreements) increased 15.7% to $5.7 million for the nine months ended March 31, 1999 from $4.9 million for the comparable 1998 period. The increase was primarily due to the increase in average balance to $128.1 for the nine months ended March 31, 1999 from $105.8 for the comparable 1998 period, partially offset by a decrease in average rate paid to 5.88% for the nine months ended March 31, 1999 from 6.16% for the 1998 period.

PROVISION FOR LOSSES ON LOANS

The provision for losses on loans decreased 25.0% to $480,000 for nine months ended March 31, 1999 from $640,000 for the comparable 1998 period. For a discussion of the factors considered by management in determining the appropriate level of allowance for losses on loans to be established through a provision for losses on loans, see comments under "Provision for Losses on Loans" contained in the section entitled, "Results of Operations - Comparison of the Three Months Ended March 31, 1999 and 1998."

NON-INTEREST INCOME

Non-interest income increased 119.6% to $1.8 million for the nine months ended March 31, 1999 from $801,000 for the comparable 1998 period. The largest components of the increase were an increase in gains on the sale of loans to $832,000 for the nine months ended March 31, 1999 from $137,000 for the comparable 1998 period, an increase in service charges on loans to $262,000 for the nine months ended March 31, 1999 from $202,000 for the comparable 1998 period, an increase in service charges on deposit accounts to $341,000 for the nine months ended March 31, 1999 from $323,000 for the comparable 1998 period, an increase in gains on the sale of securities and mortgage-backed and related securities to $35,000 for the nine months ended March 31, 1999 from a loss of $8,000 for the comparable 1998 period, an increase in insurance commissions to $60,000 for the nine months ended March 31, 1999 from $18,000 for the comparable 1998 period and an increase in other non-interest income to $209,000 for the nine months ended March 31, 1999 from $71,000 for the comparable 1998 period. The increase in gains on the sale of loans reflects the increase in long-term fixed rate loans sold into the secondary market during the 1999 period as compared to the 1998 period. Offsetting the increases in non-interest income was a decrease in loan servicing fees to $20,000 for the nine months ended March 31, 1999 from $58,000 for the comparable 1998 period.

NON-INTEREST EXPENSE

Non-interest expense increased 32.7% to $6.6 million for the nine months ended March 31, 1999 from $5.0 million for the comparable 1998 period. The increase was primarily due to an increase in compensation and benefits expense of $1.0 million to $3.9 million for the nine months ended March 31, 1999 from $2.9 million for the comparable 1998 period, an increase in occupancy and equipment expense of $420,000 to $1.2 million for the nine months ended March 31, 1999 from $822,000 for the comparable 1998 period and an increase in other non-interest expense of $220,000 to $1.1 million for the nine months ended March 31, 1999 from $858,000 for the comparable 1998 period. The increase in compensation and benefits expense primarily relates to higher salary levels, an increase in the number of full time equivalent employees and an increase in incentive compensation related to the increased volume of loans sold into the secondary market. The increase in occupancy and equipment expense primarily relates to the addition of an administrative facility and increased purchases of bank equipment. The increase in other non-interest income is primarily due to increases in printing, office supplies, organization dues, legal and other miscellaneous expenses.


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

The information required herein pursuant to Item 305 of Regulation S-K is incorporated by reference in sections entitled "Liquidity and Capital Resources" from pages 14 to 15 and "Asset/Liability Management" from pages 17 to 19 hereof.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to Security Holders for vote.

ITEM 5.  OTHER INFORMATION

         On October 21, 1998, the Company announced it had adopted a share repurchase program for its common stock to purchase up to 5%, or approximately 146,900 shares. The repurchase program was to expire on April 21, 1999. On April 19, 1999, the Company extended the share repurchase program to expire on May 31, 1999. The repurchased shares will become treasury shares and will be used for general corporate purposes. As of May 14, 1999, the Company had purchased 87,900 shares of common stock pursuant to the repurchase program and has the ability to repurchase approximately 59,000 additional shares.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Exhibits:
             11         Computation of Earnings per Share - See Note 2 to the
                        unaudited Consolidated Financial Statements
             27         Financial Data Schedule

          No reports on Form 8-K were filed during the quarter for which this report was filed.
--------------------------------------------------------------------------------

                                   SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             Hallmark Capital Corp.
                             ----------------------
                                  (Registrant)



Date:  May 14, 1999                /s/    James D. Smessaert
                                   ---------------------------------------------
                                            James D. Smessaert
                                            Chairman of the Board
                                            Chief Executive Officer



Date:  May 14, 1999                /s/    Arthur E. Thompson
                                   --------------------------------------------
                                            Arthur E. Thompson
                                            Chief Financial Officer

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



                                               Hallmark Capital Corp.
                                               ----------------------
                                                    (Registrant)



Date:  May 14, 1999
                                   --------------------------------------------
                                            James D. Smessaert
                                            Chairman of the Board
                                            Chief Executive Officer



Date:  May 14, 1999
                                   ---------------------------------------------
                                            Arthur E. Thompson
                                            Chief Financial Officer

                                  EXHIBIT INDEX
                                  -------------




         Exhibit No.                   Description
         -----------                   -----------

            27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.