Form 10-K
period 1999-06-30
HALLMARK CAPITAL CORP
filed 1999-09-24
CIK 910522

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934.

For Fiscal Year Ended June 30, 1999             Commission File Number  0-22224

-------------------------------------------------------------------------------


                             HALLMARK CAPITAL CORP.
             (Exact name of registrant as specified in its charter)


      Wisconsin                                           39-1762467
(State of Incorporation)                       (IRS Employer Identification No.)



                          5555 N. Port Washington Road
                            Glendale, Wisconsin 53217
              (Address and Zip Code of principal executive offices)

                  Registrant's telephone number: (414) 290-7900

Securities Registered Pursuant to Section 12(b) of the Act:  None.

Securities Registered Pursuant to Section 12(g) of the Act:
                    Common Stock, par value $1.00 per share.
                     ---------------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. YES |X| NO | |

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. YES | | NO |X|

As of September 7, 1999, there were issued and outstanding 3,162,500 and 2,731,941 shares of the Registrant's Common Stock, respectively. The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the bid and asked price of such stock as of September 7, 1999, was $31.4 million. Solely for purposes of this calculation, all executive officers and directors of the Registrant are considered to be affiliates; also included as "affiliate shares" are certain shares held by various employee benefit plans where the trustees are directors of the Registrant or are required to vote a portion of unallocated shares at the direction of executive officers or directors of the Registrant. The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III of Form 10-K: Portions of the Proxy Statement for 1999 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.



-------------------------------------------------------------------------------

                           FORM 10-K TABLE OF CONTENTS

                                                                                                              Page
Part I

       Item 1    -   Business................................................................................   1

       Item 2    -   Properties..............................................................................  50

       Item 3    -   Legal Proceedings.......................................................................  52

       Item 4    -   Submission of Matters to a Vote of Security Holders.....................................  52

Part II

       Item 5    -   Market for the Registrant's Common Stock and Related Security
                     Holder Matters..........................................................................  53

       Item 6    -   Selected Consolidated Financial and Other Data..........................................  54

       Item 7    -   Management's Discussion and Analysis of Financial Condition and
                     Results of Operations...................................................................  56

       Item 7a   -   Quantitative and Qualitative Disclosures About Market Risk..............................  75

       Item 8    -   Financial Statements and Supplementary Data.............................................  76

       Item 9    -   Changes in and Disagreements with Accountants and Financial Disclosure.................. 106

Part III

       Item 10   -   Directors and Executive Officers of the Registrant...................................... 106

       Item 11   -   Executive Compensation.................................................................. 106

       Item 12   -   Security Ownership of Certain Beneficial Owners and Management.......................... 106

       Item 13   -   Certain Relationships and Related Transactions.......................................... 106

Part IV

       Item 14   -   Exhibits, Financial Statement Schedules and Reports on Form 8-K......................... 107

       Signatures............................................................................................ 109

                                     PART I.

FORWARD-LOOKING STATEMENTS

         When used in this Annual Report on Form 10-K or future filings with the Securities and Exchange Commission, in quarterly reports or press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, various words or phrases are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include words and phrases such as "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," "intend" or similar expressions and various other statements indicated herein with an asterisk after such statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors could affect the Company's financial performance and could cause actual results for future periods to differ materially from those anticipated or projected. Such factors include, but are not limited to: (i) general market interest rates, (ii) general economic conditions, (iii) legislative/regulatory changes, (iv) monetary and fiscal policies of the U.S. Treasury and Federal Reserve, (v) changes in the quality or composition of the Company's loan and investment portfolios, (vi) demand for loan products, (vii) deposit flows, (viii) competition, (ix) demand for financial services in the Company's markets, and (x) changes in accounting principles, policies or guidelines.

         The Company does not undertake and specifically disclaims any obligation to update any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

ITEM 1.  BUSINESS

GENERAL

         Hallmark Capital Corp. (the "Company") is a holding company incorporated under the laws of the State of Wisconsin and is engaged in the financial services business through its wholly-owned subsidiary, West Allis Savings Bank (the "Bank"), a Wisconsin state-chartered stock savings bank headquartered in Milwaukee, Wisconsin. The Company's initial public offering was consummated in December 1993, and the Company acquired all of the outstanding common stock of the Bank issued in the mutual to stock conversion of the Bank (the "Conversion") on December 30, 1993.

         The Company's primary strategy since the Conversion has been to focus on effectively utilizing the capital acquired in the Conversion through asset growth and asset portfolio diversification into higher-yielding assets. This strategy resulted in an increase in the Company's asset size from $179.6 million at June 30, 1994 to $469.6 million at June 30, 1999. The Company's asset growth has come primarily through (i) the origination and purchase of mortgage loans (principally loans secured by one-to-four family owner-occupied homes) within and outside of the Company's primary lending area, (ii) the purchase of mortgage-backed and related securities, and (iii) the origination and purchase of commercial real-estate and business loans within and outside of the Company's primary lending area. This asset growth was funded through significant increases in Federal Home Loan Bank ("FHLB") advances and other borrowings, and increases in deposits consisting primarily of brokered and non-brokered wholesale deposits. The Company's asset portfolio diversification has been, and continues to be, achieved by altering the composition of loans and securities originated, purchased, sold and held in the total asset portfolio. In particular, the Company has focused on originating and purchasing higher-yielding multi-family, commercial real estate and commercial business loans secured by properties or assets located within the Company's primary lending area (as defined herein), to either replace or supplement lower-yielding one-to-four family mortgage loans and principal run-off from the mortgage securities portfolio.* As part of its asset portfolio diversification strategy, the Company established a new commercial lending division in fiscal 1997 to originate commercial/industrial real estate term loans, construction loans, equipment leasing, inventory/ equipment/receivables financing, lines of credit, letters of credit and government loan programs both within and outside of the Company's primary lending area. In fiscal 2000, the Company intends to continue its asset portfolio diversification strategy while maintaining a steady rate of growth of its asset base.*

         In fiscal 2000, the Company's business strategy is to continue its focus on increasing net interest income and generating additional non-interest income from existing and new revenue sources.* In order to increase net interest income, the Company intends to continue to utilize its asset portfolio diversification strategy of selling lower-yielding assets such as securities and one-to-four family mortgage loans that conform to Federal Home Loan Mortgage Corporation ("FHLMC") and Federal National Mortgage Association ("Fannie Mae") guidelines in the secondary market to provide liquidity to fund higher-yielding one-to-four family non-conforming mortgage, multi-family, commercial real estate and commercial business loan originations and purchases, increase non-interest income and maintain adequate levels of capital.* The Company anticipates that increased sales of one-to-four family conforming mortgage loans will decrease the proportion of the gross loan portfolio represented by such loans and will increase non-interest income as a result of increased gains on the sales of such loans.*

         Portfolio diversification in fiscal 2000 also will include an increased level of purchases of loans or participation interests in loans originated by other lenders both within and outside the Company's primary lending area.* The Company anticipates that slightly over half of the asset growth in fiscal 2000 will come from residential and commercial loan and participation interest purchases outside of its primary lending area.* Loans purchased, or participation interests purchased, which relate to properties or business assets located outside of the Company's primary lending area will primarily consist of higher-yielding non-conforming one-to-four family, multi-family, commercial real estate, multi-family construction, commercial real estate construction and commercial business loans.* In fiscal 2000, the Company projects total loan and participation interest purchases which relate to residential and commercial properties or business assets to be approximately $90 million compared to $56.9 million in fiscal 1999.* The Company anticipates that approximately $50 million of such amount will relate to one-to-four family non-conforming mortgage loans secured by properties located outside of the Company's primary lending area and the balance (approximately $40 million) will relate to the purchase of multi-family, multi-family construction, commercial real estate, commercial construction and commercial business loans secured by properties and assets located both inside and outside its primary lending area.* In deciding whether or not to purchase a loan or participation interest in a loan secured by properties or business assets located outside of the Company's primary lending area, management of the Company has applied, and will continue to apply, underwriting guidelines at least as strict as those applicable to the origination of similar loans within its primary lending area.*

         In fiscal 2000, the Company will evaluate opportunities to purchase one-to-four family mortgage loans which conform to FHMLC and Fannie Mae underwriting guidelines and non-conforming portfolio loans which are not sold in the secondary agency market due to underwriting characteristics that do not conform to the secondary agency market.* Purchases of conforming and non-conforming one-to-four family mortgage loans will include lending opportunities on a national basis. One-to-four family non-conforming loans also will be originated by the Company within its primary lending area.

         In fiscal 2000, the Company also intends to continue increasing the activities of its commercial lending division as another element of its overall portfolio diversification strategy.* The focus of the Company's commercial lending operation will be the origination and purchase of small business loans and leases.* During fiscal 1999, the Company originated and purchased $137.7 million of multi-family, commercial real estate, multi-family construction, commercial construction and commercial business loans, lines of credit and leases. Management currently projects that the commercial lending division will increase its level of originations and purchases to approximately $150 million in new commercial loans, lines of credit and leases during fiscal 2000.* Management believes the commercial lending component of its operations will benefit the Company longer term and contribute to a long-term increase in net income and return on equity.* The commercial lending division also has enhanced the Company's core deposit base, through the establishment of new deposit relationships with the commercial lending division's customers.

         The Company also intends to enhance earnings in fiscal 2000 through non-interest fee income generated from the Company's new mortgage banking subsidiary, Hallmark Financial, Inc. (d/b/a Major Finance).* Major Finance was established at the end of fiscal 1999 to provide lending activities involving higher credit risk financial services (also known as subprime lending). Major Finance currently acts as a broker of non-conforming subprime residential and commercial mortgage loans. The Company anticipates that the majority of Major Finance's subprime lending activity will relate to residential mortgage loans as opposed to commercial real estate loans in fiscal 2000.*. As a broker, Major Finance interviews prospective borrowers, completes a loan application, collects and verifies financial data on the borrower and submits the loan file to a potential lender or investor. The lender or investor makes the final underwriting decision and closes the loan in their own name. Major Finance receives a fee directly from the lender or investor for its brokering services but Major Finance does not fund or retain the loan in its portfolio. The Company intends to evaluate opportunities to broker subprime loans both within and outside of its primary market area. Management estimates that Major Finance will broker approximately $7.5 million in subprime loans, generating approximately $175,000 in fee income of such loans in fiscal 2000.* The borrowers on such loans typically have credit deficiencies on their credit history, such as late mortgage loan payments, low credit scores, foreclosures or bankruptcies. Other non-conforming factors which may result in a loan being classified as subprime include higher debt-to-income ratios, no down payment, limited documentation, high cash-out refinances or no verification of the borrower's income or assets. A secondary market of private investors and mortgage bankers provides a mechanism for the underwriting, funding, sale and servicing of subprime loans. Due to the higher degree of credit risk inherent in this type of lending, subprime residential mortgage loan rates generally are higher yielding compared to conventional one-to-four family mortgage rates, and if sold in the secondary market, a higher origination fee and yield spread premium are generally paid in connection with such loans.

         The Company currently intends to broker all subprime loans originated by Major Finance on a service released basis in fiscal 2000.* However, in the event management decides to originate, service and retain any subprime loans in its portfolio in fiscal 2000, instead of solely brokering such loans, a risk assessment and risk management policy would be established in advance and approved by the Company's Board of Directors. See "Lending Activities - Subprime Lending."

         During fiscal 2000, the Company also intends to increase its non-interest income by expanding the residential lending and commercial banking fee income producing divisions.* The Company expects one-to-four family mortgage loan originations to remain strong despite the generally higher level of market interest rates.* It is currently anticipated that substantially all of the 30-year fixed rate conforming one-to-four family mortgage loans originated in fiscal 2000 will be sold in the secondary market resulting in income from gains on loans sold.* The Company also expects increased fee income from the commercial banking division resulting from a growth in business deposit relationships and loan originations.* The Company expects its insurance subsidiary, Hallmark Planning Services, Inc., to continue to generate fee income from investment product and annuity sales.* The Company also has recently implemented a program for mortgage contract cash processing within the commercial lending division, a service intended to generate fee income.* The Bank acts as a partial sub-servicer, providing a cash/processing function for nationally-originated commercial real estate loans.

         The Company also intends to expand its community "relationship banking" focus by targeting cross sales opportunities to individuals and businesses through customer segmentation and database marketing, planning the opening of a new retail location at the Company's headquarters in Glendale, Wisconsin, and expanding the delivery of products and services through the Internet.*

MARKET AREA

         The Company offers a variety of retail deposits and services primarily in the metropolitan Milwaukee area. The Company also offers a variety of mortgage, consumer and commercial lending products in the southern Wisconsin counties of Milwaukee, Waukesha, Racine, Kenosha, Ozaukee, Washington, Sheboygan, Fond du Lac, Dodge, Jefferson, Dane, Rock and Walworth ("primary lending area"). In addition, management evaluates lending opportunities on a national basis, and also will evaluate opportunities to originate and purchase one-to-four family, multi-family, multi-family construction, commercial real estate, commercial construction and commercial business loans, or participation interests in such loans originated by other lenders and secured by properties located outside of the Company's primary lending area.

         The Company's administrative office is located at 5555 N. Port Washington Road, Glendale, Wisconsin. The city of Glendale is immediately north of the city of Milwaukee, which is located on the western shore of Lake Michigan, approximately 90 miles north of Chicago, Illinois. The Company has three full-service branches located in West Allis, Greenfield and New Berlin, which are suburbs of Milwaukee and Waukesha counties, respectively. The Company also operates a limited-services office inside of a senior community residence in West Allis. All of the Company's locations are in areas generally characterized as residential neighborhoods.

         During fiscal 2000, the Company intends to finalize plans to open a new retail office in the building currently housing the administrative office in Glendale, Wisconsin.* Like the Company's other locations, the new location is located in a primarily residential neighborhood, but management anticipates opportunity for commercial loan origination and deposit acquisition.*

         The City of Milwaukee is the largest city in Wisconsin, and the Milwaukee metropolitan statistical area ("MSA") which includes Milwaukee, Waukesha, Ozaukee and Washington counties, is the largest MSA within the State of Wisconsin. The MSA includes a diverse economic base, including business, industry and agriculture. Major employers include Johnson Controls, Inc., Harnischfeger Industries, Inc., Briggs and Stratton Corp., Harley-Davidson, Inc., A.O. Smith Corp., Rockwell Allen-Bradley and Northwestern Mutual Life Insurance Co., and the home offices of numerous other insurance companies and financial institutions. Although the local economy was adversely impacted by the reduction in the number of jobs in heavy industry in the late 1920's and early 1980's, the addition of many service industry and small manufacturing jobs has had a favorable impact upon the area's economy. The MSA has eleven colleges and universities each with enrollments exceeding 1,000 students, including Marquette University, the Milwaukee campus of the University of Wisconsin and Concordia University.

LENDING ACTIVITIES

     GENERAL

         The largest component of the Bank's gross loan portfolio, which totaled $298.9 million at June 30, 1999, was first mortgage loans secured by owner-occupied one-to-four family residences. At June 30, 1999, one-to-four family owner-occupied mortgage loans totaled $132.9 million or 44.5% of gross loans. Of the remaining gross loans held at June 30, 1999, 14.2% were commercial real estate loans, 12.1% were multi-family mortgage loans, 6.8% were home equity loans, 5.0% were one-to-four family non-owner-occupied mortgage loans, 6.1% were commercial business loans, 5.7% were commercial construction and lot loans, 1.4% were in various consumer loans, 1.3% were one-to-four family construction loans and 2.9% were multi-family construction loans. As part of its strategy to manage interest rate risk, the Bank originates primarily ARM loans or fixed-rate loans which have short- and intermediate-term maturities for its own loan portfolio. The Bank also offers longer-term fixed-rate loans, some of which are sold to secondary market investors within guidelines established by the Asset/Liability Committee.

         Since fiscal 1996, the Bank has been actively diversifying its loan portfolio from lower-yielding one-to-four family mortgage loans into higher-yielding multi-family, commercial real estate and commercial business loans while steadily increasing the total asset size of the Bank. At June 30, 1999, total gross loans receivable grew by a modest 3.56% to $298.9 million from $288.6 million at June 30, 1998. During the same period, higher-yielding multi-family, commercial real estate and commercial business loans increased proportionately higher than lower-yielding one-to-four family conforming mortgage loans. Multi-family real estate and construction loans grew by 23.0% to $45.1 million at June 30, 1999 from $36.6 million at June 30, 1998. Commercial real estate loans grew by 22.4% to $42.4 million at June 30, 1999 from $34.6 million at June 30, 1998, and commercial business loans grew by 24.6% to $18.3 million from $14.6 million during the same period. Lower-yielding one-to-four family conforming mortgage and construction loans decreased by 4.54% to $152.9 million at June 30, 1999 from $158.8 million at June 30, 1998. The decline in one-to-four family conforming mortgage loans was due to the Bank's asset portfolio diversification strategy into higher-yielding loans and also due to the lower interest rate environment during fiscal 1999. During periods of lower interest rates, customers generally prefer long-term fixed rate mortgages, which the Bank originates and typically sells in the secondary market based on its asset/liability management strategy. Substantially all of the 30-year fixed rate conforming one-to-four family mortgage loans originated in fiscal 1999 were sold in the secondary market on a service-released basis in lieu of being retained in the Bank's portfolio, resulting in a strong increase in gains on sales of mortgages.

         In fiscal 2000, the Company intends to continue to leverage its capital position by continuing to grow the loan portfolio and by diversifying into higher-yielding non-conforming one-to-four family loans as well as continuing to diversify into multi-family, commercial real estate and commercial business loans.* In addition, the Company intends to increase the percentage size of its gross loan portfolio as compared to the percentage size of its mortgage-backed and related investment securities portfolio. The Company also intends to manage its capital and liquidity position and improve profitability by continuing to sell a larger percentage of newly-originated conforming one-to-four family mortgage loans in the secondary market.* The Company believes it will continue to improve its return on equity and earnings through strong asset growth by increasing the volume of higher-yielding real estate mortgage and commercial business loan originations and purchases, and through the sale of one-to-four family conforming mortgage loans in the secondary market.*

         The Company anticipates that slightly over half of the asset growth in fiscal 2000 will come from loan and participation interest purchases outside of its primary lending area.* The Company projects total loan and participation interest purchases which relate to residential and commercial properties or business assets to be approximately $90 million compared to $56.9 million in fiscal 1999.* The Company anticipates that approximately $50 million will relate to one-to-four family non-conforming mortgage loans secured by properties located outside of the Company's primary lending area and the balance (approximately $40 million) will relate to the purchase of multi-family, commercial real estate and commercial business loans secured by properties or business assets located both inside and outside its primary lending area.* The Company's management will continue to evaluate and implement opportunities to purchase higher-yielding non-conforming one-to-four family, multi-family, commercial real estate loans, multi-family and commercial construction loans, commercial business loans or participation interests in such loans, originated by other lenders on a national basis. One-to-four family mortgage loans purchased for the Bank's loan portfolio will consist of both loans conforming to FHMLC and Fannie Mae underwriting guidelines and non-conforming portfolio loans which are not sold in the secondary agency market due to underwriting characteristics that do not conform to the federal agency secondary market. Purchases of conforming and non-conforming one-to-four family loans will include lending opportunities on a national basis. One-to-four family non-conforming loans also will be originated by the Company within its primary lending area.* For a further discussion of the Company's one-to-four family non-conforming mortgage lending activities, see "Lending Activities - One-to-Four Family Mortgage Lending."

         In deciding whether or not to purchase a loan or participation interest in a loan originated outside of the Company's primary lending area, management of the Company has applied, and intends to continue to apply underwriting guidelines at least as strict as those applicable to the origination of comparable loans within its market area. Management of the Company intends to continue to monitor the performance of such loans secured by multi-family and commercial real estate as well as business assets, as these types of loans generally involve a greater degree of credit risk than one-to-four family loans and carry larger balances. The increased credit risk is the result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effect of general economic conditions on income producing properties, and the increased difficulty of evaluating and monitoring these types of loans. These risks may be increased with respect to loans secured by properties located outside the Company's primary lending area due to the increased difficulty of monitoring such loans. Due to the risks associated with this type of lending, the Company uses a separate risk monitoring and analysis process for its portfolio of purchased loans both within and outside of its primary lending area.

         The Company also intends to apply a stringent underwriting review process before purchasing one-to-four family non-conforming loans that involve higher loan-to-value and debt-to-income ratios both within and outside of its primary lending area.* Additional procedures have been implemented relative to non-conforming one-to-four family mortgage loans originated by the Company for its own portfolio which include a secondary review process in the areas of underwriting, risk and yield analysis. A monthly review of the portfolio is conducted by the Company's Asset Quality Committee.

         As the Company's volume of multi-family, commercial real estate and commercial business lending activity has increased, the Company has built a higher level of allowance for loan losses, established through a provision for loan losses, which has had a negative effect on the Company's net income in the short term. The Company anticipates that due to the projected increase in purchases of non-conforming one-to-four family mortgage loans (within and outside of its primary lending area) and the resulting growth in total assets during fiscal 2000, the Company's general allowance for loan losses, established through a provision for loan losses, will consequently increase in fiscal 2000.* However, the Company believes that building the higher-yielding non-conforming one-to-four family, multi-family, commercial real estate and commercial business components of its gross loan portfolio will benefit the Company longer term, and should contribute to a long-term improvement in the Company's return on equity.*

     COMPOSITION OF LOAN PORTFOLIO

     The following table presents information concerning the composition of the Bank's loan portfolio in dollar amounts and in percentages (before deduction for loans in process, deferred fees and discounts, allowance for loan losses and allowance for uncollected interest) as of the dates indicated.

                                                                                      AT JUNE 30,
                                                ------------------------------------------------------------------------------------
                                                         1999                 1998                  1997                   1996
                                                --------------------  --------------------  --------------------- ------------------

                                                 AMOUNT     PERCENT     AMOUNT    PERCENT    AMOUNT    PERCENT     AMOUNT    PERCENT
                                                 ------     -------     ------    -------    ------    -------     ------    -------
                                                                                (DOLLARS IN THOUSANDS)
REAL ESTATE LOANS:
   One-to-four family:
      Owner-occupied........................    $ 132,924    44.5%   $  134,877    46.7%   $  153,618    53.6%   $  146,022    58.7%
      Non-owner occupied....................       15,036     5.0        20,205     7.0        13,893     4.9         7,667     3.1
   Home equity..............................       20,457     6.8        25,079     8.7        25,297     8.8        19,349     7.8
   Multi-family.............................       36,320    12.1        33,513    11.6        27,616     9.7        19,788     8.0
   Commercial/nonresidential................       42,366    14.2        34,610    12.0        21,693     7.6         5,488     2.2
   One-to-four family construction..........        3,933     1.3         3,718     1.3        17,382     6.1        23,885     9.6
   Multi-family construction................        8,740     2.9         3,120     1.1         9,621     3.4        13,131     5.3
   Other construction and land..............       17,056     5.7        13,874     4.8         7,385     2.6         6,491     2.6
                                                ---------  ------    ----------  ------    ----------   -----    ----------   -----
      Total real estate loans...............      276,832    92.6       268,996    93.2       276,505    96.7       241,821    97.3
CONSUMER AND OTHER LOANS:
   Automobile...............................          444     0.1           755     0.3         1,195     0.7         1,774     0.7
   Student..................................           --     0.0            --     0.0            --     0.0            --     0.0
   Credit card..............................        2,372     0.8         2,777     1.0         2,730     1.0         2,585     1.0
   Other consumer loans.....................        1,030     0.3         1,476     1.0         1,950     1.0         2,372     1.0
                                                ---------  ------    ----------  ------    ----------   -----    ----------   -----
      Total consumer loans..................        3,846     1.4         5,008     1.8         5,875     2.1         6,731     2.7
   Commercial loans.........................       18,254     6.1        14,646     5.1         3,471     1.2           -       0.0
   Gross loans receivable...................      298,932   100.0%      288,650   100.0%      285,851   100.0%      248,552   100.0%
                                                ---------  ------    ----------  ------    ----------   -----    ----------   -----
ADD:
   Accrued interest, net....................        1,664                 1,764                 1,694                 1,287
LESS:
   Loans in process.........................       (16,279)              (6,848)              (11,998)              (23,770)
   Deferred fees and discounts..............          (490)                (319)                 (197)                  (18)
   Allowance for loan losses ...............        (2,648)              (2,329)               (1,762)               (1,234)
   Allowance for uncollected interest.......           (60)                 (29)                  (32)                  (10)
                                                ----------           ----------            ----------            ----------
       Total additions/deductions...........       (17,812)              (7,762)              (12,295)              (23,745)
                                                ----------           ----------            ----------            ----------
           Loans receivable, net............    $  281,120           $  280,889            $  273,566            $  224,807
                                                ==========           ==========            ==========            ==========


                                                       AT JUNE 30,
                                               ---------------------------
                                                          1995
                                               ---------------------------
                                                  (DOLLARS IN THOUSANDS)
                                                      AMOUNT  PERCENT
                                                      ------  -------
REAL ESTATE LOANS:
   One-to-four family:
      Owner-occupied........................       $ 101,008   66.2%
      Non-owner occupied....................           5,633    3.7
   Home equity.................................       11,888    7.8
   Multi-family.............................           3,755    2.5
   Commercial/nonresidential................           1,297    0.8
   One-to-four family construction..........          12,796    8.4
   Multi-family construction................           2,556    1.7
   Other construction and land..............           3,858    2.5
                                                   ---------  -----
      Total real estate loans...............         142,791   93.6
CONSUMER AND OTHER LOANS:
   Automobile...............................           2,327    1.5
   Student..................................           1,974    1.3
   Credit card..............................           2,796    1.8
   Other consumer loans.....................           2,684    1.8
                                                   ---------  -----
      Total consumer loans..................           9,781    6.4
   Commercial loans............................            -    0.0
   Gross loans receivable...................         152,572  100.0%
                                                   ---------  -----
ADD:
   Accrued interest, net....................             784
LESS:
   Loans in process.........................         (10,099)
   Deferred fees and discounts..............              28
   Allowance for loan losses ...............            (953)
   Allowance for uncollected interest.......             (11)
                                                   ---------
       Total additions/deductions...........         (10,251)
                                                   ---------
           Loans receivable, net............       $ 142,321
                                                   =========

LOAN MATURITY

         The following table shows the contractual maturity of the Bank's loan and mortgage-backed and related securities portfolio at June 30, 1999. Loans that have adjustable rates are shown as being due in the period during which the last payment is due. Demand loans that have no schedule for repayment and no stated maturity are reported as due in one year or less. The table does not include estimated prepayments or scheduled principal amortization. Prepayments and scheduled principal amortization on loans totaled $199.7 million, $140.2 million and $70.1 million for the years ended June 30, 1999, 1998 and 1997, respectively. Management anticipates that if and when the Bank purchases multi-family, one-to-four family, commercial real estate and commercial business loans, or participation interests in such loans, there will not be a material impact on the contractual maturities of the Bank's loan portfolio.*


                                                                       AT JUNE 30, 1999
                                           -------------------------------------------------------------------------
                                                        ONE-TO-
                                           ONE-TO-        FOUR                                     MULTI-
                                            FOUR         FAMILY         HOME        MULTI-         FAMILY
                                           FAMILY     CONSTRUCTION     EQUITY       FAMILY      CONSTRUCTION
                                           ------     ------------     ------       ------      ------------
                                                                        (IN THOUSANDS)

AMOUNTS DUE:
   Within one year......................   $    984        $  179        $   373       $   488        $ 4,620
   After one year:
     One to three years.................        200            --            437         4,925          3,000
     Three to five years................      2,890            --            625         8,134             --
     Five to ten years..................     17,982            --         18,378         7,280             --
     Ten to 20 years....................     52,673           150            644           992             --
     Over 20 years......................     73,231         3,604             --        14,501          1,120
                                           ---------       ------        -------       -------        -------
       Total due after one year.........    146,976         3,754         20,084        35,832          4,120
                                           --------        ------        -------       -------        -------
       Total amounts due ...............    147,960         3,933         20,457        36,320          8,740
LESS:
   Loans in process.....................       (177)       (2,361)            --            --         (6,613)
   Deferred fees and discounts..........       (180)           --             --            --             --
   Allowance for loan losses/
   Unrealized depreciation on
   securities available-for-sale........       (613)          (13)          (240)         (296)           (17)
                                           --------        ------        -------       -------        -------
Loans receivable and mortgage-
   backed and related securities, net...   $146,990        $1,559        $20,217       $36,024        $ 2,110
                                           ========        ======        =======       =======        =======



                                          --------------------------------------------------------------------------------------
                                                                              TOTAL
                                                                            MORTGAGE-
                                                                             BACKED
                                          COMMERCIAL/        OTHER             AND
                                             NON-         CONSTRUCTION/      RELATED
                                          RESIDENTIAL        LAND          SECURITIES     CONSUMER     COMMERCIAL     TOTAL
                                          -----------        ----          ----------     --------     ----------     -----
                                                                          (IN THOUSANDS)

AMOUNTS DUE:
   Within one year......................    $ 3,424       $ 6,500       $    275        $2,510        $ 5,171       $ 24,524
   After one year:
     One to three years.................      2,699         2,000          1,153           322          6,979         21,715
     Three to five years................     19,068         2,133          1,251           202          4,122         38,425
     Five to ten years..................     12,583         3,908          5,568           385          1,982         68,066
     Ten to 20 years....................      4,592         2,515         10,501           427             --         72,494
     Over 20 years......................         --            --         91,605            --             --        184,061
                                            -------       -------       --------        ------        -------       --------
       Total due after one year.........     38,942        10,556        110,078         1,336         13,083        384,761
                                            -------       -------       --------        ------        -------       --------
       Total amounts due ...............     42,366        17,056        110,353         3,846         18,254        409,285
LESS:
   Loans in process.....................         --        (7,128)            --            --             --        (16,279)
   Deferred fees and discounts..........       (310)           --            225            --             --           (265)
   Allowance for loan losses/
   Unrealized depreciation on
   securities available-for-sale........       (935)         (135)          (394)         (164)          (235)        (3,042)
                                            -------       -------       --------        ------        -------       --------
Loans receivable and mortgage-
   backed and related securities, net...    $41,121       $ 9,793       $110,184        $3,682        $18,019       $389,699
                                            =======       =======       ========        ======        =======       ========



         The following table sets forth at June 30, 1999, the dollar amount of all loans and mortgage-backed and related securities due after June 30, 2000, and whether such loans have fixed interest rates or adjustable interest rates.


                                                                                     DUE AFTER JUNE 30, 2000
                                                                          ------------------------------------------
                                                                            FIXED        ADJUSTABLE          TOTAL
                                                                            -----        ----------          -----
                                                                                         (IN THOUSANDS)

Mortgage loans:
         One-to-four family.........................................      $111,189         $35,787          $146,976
         One-to-four family construction............................           150           3,604             3,754
         Home equity................................................         2,529          17,555            20,084
         Multi-family...............................................        16,980          18,852            35,832
         Multi-family construction..................................         3,000           1,120             4,120
         Commercial/nonresidential..................................        26,993          11,949            38,942
         Other construction and land................................         6,541           4,015            10,556

Consumer loans  ...................................................          1,336              --             1,336
Commercial loans...................................................         13,083              --            13,083
                                                                          --------         -------          --------

         Gross loans receivable.....................................       181,801          92,882           274,683

Mortgage-backed and related securities..............................        38,382          71,696           110,078
                                                                          --------         -------          --------
         Gross loans receivable and
           mortgage-backed and related securities...................      $220,183        $164,578          $384,761
                                                                          ========        ========          ========


    ONE-TO-FOUR FAMILY MORTGAGE LENDING

         The majority of the Bank's historical lending activity has been the origination of first mortgage loans secured by one-to-four family owner-occupied residences located within the Bank's primary lending area. In fiscal 1999, the Bank primarily originated and purchased one-to-four family real estate loans secured by properties located within the Bank's primary lending area. Due to the lower level of interest rates and high refinancing activity, the Bank increased its originations of one-to-four family loans by 90.9% to $89.3 million at June 30, 1999 from $46.8 million at June 30, 1998. The Bank purchased $7.0 million in one-to-four family mortgage loans during fiscal 1999 of which $2.5 million were secured by properties located outside of the primary lending area compared to $2.1 million in one-to-four family loan purchases during fiscal 1998. All one-to-four family mortgage loans purchased in fiscal 1999 were retained in the Bank's loan portfolio. The purchased loans either were underwritten in accordance with the Bank's underwriting guidelines or if the Bank's underwriting guidelines were not met, other credit enhancements or rate adjustments were obtained.

         The Bank offers conventional fixed-rate mortgage loans and ARM loans with maturity dates that typically range from 15 to 30 years. During fiscal 1999, substantially all of the ARM loans were originated for the Bank's own loan portfolio. The Bank also originates 15-year fixed-rate loans that primarily have been retained in the Bank's portfolio in recent fiscal years. During the fiscal year ended June 30, 1999, the Bank originated and purchased $83.2 million in fixed-rate one-to-four family mortgage loans. The Bank sold $48.3 million in fixed-rate one-to-four family mortgage loans in fiscal 1999 of which substantially all were 30-year fixed-rate mortgage loans. The Bank had sold primarily all of its 30-year fixed loans in prior years. During fiscal 1999, the Bank sold a portion of the fixed-rate loans originated and purchased to provide funds for adding higher yielding loans to the portfolio. In fiscal 2000, the Bank intends to continue to sell a larger percentage of one-to-four family conforming mortgage loans in the secondary market as part of its strategy of asset portfolio diversification and capital and liquidity management.* Certain fixed-rate loans made under special loan terms or programs, principally originated for purposes of compliance with the Community Reinvestment Act are retained in the Bank's portfolio. The Bank follows FHLMC and Fannie Mae underwriting guidelines for its conforming one-to-four family mortgage loans.

         Due to the highly competitive banking environment in its primary lending area, the Bank offers a variety of rates, fees, origination terms and mortgage products. While the interest rate on a mortgage loan is a function of the origination points charged, the Bank has originated and intends to continue to originate loans that are for sale in the secondary market and primarily without points.*

         In fiscal 2000, the Bank intends to begin purchasing higher-yielding one-to-four family non-conforming mortgage loans secured by properties located outside of the Company's primary lending area from out-of-state lenders as well as loans secured by properties located within the Company's primary lending area.* To meet the Company's asset growth and asset portfolio diversification objectives, management expects to purchase approximately $50 million in one-to-four family non-conforming mortgage loans secured by properties located outside of its primary lending area. One-to four family non-conforming portfolio loans are defined as loans that do not meet FHLMC or Fannie Mae underwriting guidelines generally due to reasons such as alternative or limited documentation, higher loan-to-value ratios, higher debt-to-income ratios, consolidation of unseasoned debt, 100% combined loan-to-value ratios or no private mortgage insurance. With respect to these loans made at higher loan-to-value ratios, other underwriting criteria such as debt-to-income ratios and credit history are given greater emphasis than loans involving lower loan-to-value ratios and conforming underwriting guidelines. Credit and payment histories are current and generally considered acceptable by federal secondary market agency standards. Due to the higher loan-to-value or debt-to-income ratios, these loans may present a higher level of risk of default and are accordingly made at higher interest rates than one-to-four family conforming loans. Because the Bank is not involved in the lending origination process, the Bank takes efforts to mitigate the additional risk by reviewing the historical payment and credit history of the borrower, and the collateral quality prior to purchase of the loans. The Bank expects the servicing of these non-conforming portfolio loans to be retained by the originating lender.*

         The Bank also originates mortgage loans secured by one-to-four family properties located within its primary lending area for retention in its own portfolio which do not conform to FHLMC and Fannie Mae underwriting guidelines, typically due to higher loan-to-value ratios, source of down payment or lower credit scores. The Company estimates that less than 20% of its total one-to-four family originations in fiscal 1999 (or approximately $18 million) were composed of one-to-four family non-conforming mortgage loans secured by properties within the Company's primary lending area.* Management anticipates that one-to-four family non-conforming originations in fiscal 2000 will increase slightly as the Company expands its residential lending operations within its primary lending area.* To compensate for the non-conforming characteristics which increase the risk on these loans, the Bank receives a higher interest rate. Additional procedures have been implemented relative to non-conforming one-to-four family mortgage loans originated by the Company for its own portfolio which include a secondary review process in the areas of underwriting, risk and yield analysis. A monthly review of the portfolio is conducted by the Company's Asset Quality Committee.

         Upon receipt of a completed mortgage application from a prospective borrower, a credit report is ordered, an appraisal from an independent third-party is obtained, income and other deposit information is verified, and, as necessary, additional financial information is requested. The Bank requires title insurance on all first mortgage loans. Borrowers must present evidence of appropriate hazard insurance and flood insurance (if applicable) prior to the closing. Borrowers are generally required to advance funds on a monthly basis, together with payments of principal and interest, to a mortgage escrow account from which the Bank makes disbursements for items such as real estate taxes, hazard insurance, and in some cases, flood insurance. For loans with lower loan-to-value ratios, escrow requirements may be waived for an additional fee. The lending policy of the Bank for its one-to-four family mortgage loans meeting federal secondary market guidelines restricts mortgage loan amounts to 80% of the lesser of the appraised value or purchase price of the real estate to be mortgaged to the Bank. The Bank makes mortgage loans in amounts up to 95% of the lesser of the appraised value or purchase price, subject to the availability of private mortgage insurance insuring the amount in excess of 80% of the appraised value or purchase price. One-to-four family non-conforming mortgage loans purchased by the Company typically do not have private mortgage insurance. Another exception to this policy is for ARM loans in which case the Bank loans up to 95% of the appraised value or purchase price with the appropriate private mortgage insurance. The Bank's underwriting department reviews all the pertinent information and makes a credit decision for approval or denial within established Bank policy guidelines. Utilizing the Bank's current underwriting guidelines, a portion of one-to-four family loans were outsourced to a contract underwriter, then reviewed by the Bank's internal underwriter during fiscal 1999. The use of outsourcing of one-to-four family loans to a contract underwriter is consistent with the strategy to contain the Bank's variable per loan origination costs. Recommendations to deny applications based on underwriting considerations are reviewed by the Bank's underwriter prior to a final loan denial and secondarily reviewed by the department manager. Summaries of all one-to-four family mortgage loan applications are reviewed on a monthly basis by the Board of Directors and the Loan Committee. Mortgage loans held in the Bank's loan portfolio generally include due-on-sale clauses, which provide the Bank with the contractual right to deem the loan immediately due and payable in the event the borrower transfers the ownership of the property without the Bank's prior consent. The Bank enforces the due-on-sale clauses of its mortgage loans.

         The Bank makes loans under various governmental programs including the Wisconsin Housing Economic Development Authority ("WHEDA"), the Federal Veterans Administration ("VA"), the State Department of Veterans Affairs ("VA") and other grant programs offered through various local and state grant programs. The WHEDA and VA programs generally have lower down payment requirements, lower interest rates and less restrictive qualification ratios. The WHEDA and VA loans are originated for the agencies, underwritten and serviced by them.

         One-year ARM loans currently adjust a maximum of 2 percentage points per year with a lifetime interest rate cap of 12.9%. Monthly payments of principal and interest are adjusted when the interest rate adjusts to maintain full amortization of the mortgage loan within the remaining term. The Bank also offers one- and three-year ARM loans, which adjust annually after the initial one- and three-year terms, and provide for an option to convert the ARM loan to a fixed-rate loan at certain intervals upon the payment of a fee. The initial rates offered on ARM loans fluctuate with general interest rate changes and are determined by competitive conditions and the Bank's yield requirements. The Bank primarily uses the one-year Constant Maturity United States Treasury index to determine the interest rate payable upon the adjustment date of outstanding ARM loans. Substantially all of the ARM loans that contain a fixed-rate conversion feature permitting conversion to a fixed rate for up to five years after origination are sold in the secondary market. Substantially all ARM loans that are originated for the Bank's own portfolio are non-convertible to a fixed rate. Conversion terms are established at origination to permit the Bank to sell the ARM loan to secondary market investors immediately upon conversion to a fixed rate. From time to time, the Bank offers initial interest rates on the ARM loans it originates below the fully indexed rate (i.e., "teasers"). To minimize the associated risk with ARM loans, borrowers are qualified at the higher of the initial offering rate or the fully indexed rate. ARM loans generally pose different risks than fixed-rate loans. In a rising interest rate environment, the underlying ARM loan payment rises, increasing the potential for default, and the marketability of the underlying property may be adversely affected. In a decreasing interest rate environment, mortgagors tend to refinance to fixed-rate loans. The Bank's delinquency experience on its ARM loans has been minimal.

         Prior to the mid-1980s, the Bank originated ARM loans which carried interest rates that were subject to annual adjustment by the Bank on a discretionary basis ("non-index ARMs"). At June 30, 1999, the Bank had $3.0 million of non-index ARMs outstanding.

         The Bank offers one- to three-year ARM loan programs amortized over a 15-year term for land loans. Under these programs, the interest rate and monthly payment are fixed for the initial term and, thereafter, adjust annually after the initial one- and three-year terms.

    HOME EQUITY LENDING

         The Bank originates closed- and open-ended home equity loans, also referred to as flexLOANS, secured by one-to-four family residences within its market area. The closed-end home equity loans have fixed rates for periods of up to fifteen years. Open-ended home equity loans are granted for up to a ten-year term, renewable at the sole discretion of the Bank for up to additional ten-year periods. The minimum periodic payment on open-ended home equity loans is based on 1.5% for loans with combined loan-to-value ratios up to 100% and interest-only on loans up to 80% combined loan-to-value ratios. After an initial introductory interest rate which is set below the fully-indexed rate, open-ended loans have an interest rate adjustable monthly, currently set at the prime rate plus 2%-3% for loans with combined loan-to-value ratios above 80% and prime rate for loans with combined loan-to-value ratios up to 80%. Origination fees are charged on close-ended home equity loans. The Bank reviews completed loan applications, receives a credit report, verifies income and other financial data, and either uses the tax assessment of the property as assessed by the local municipality or obtains a separate appraisal of the property to determine the maximum amount it will loan on such property. The Bank's delinquency experience on home equity loans has been minimal. At June 30, 1999, the home equity loan portfolio was $20.5 million compared to $25.1 million at June 30, 1998. The decrease is attributed to the large volume of refinance activity in fiscal 1999 whereby borrowers normally consolidate their existing home equity loan into a single mortgage. The open-ended home equity product is emphasized by loan originators and offers the Bank an asset that adjusts with current interest rates and is part of the Bank's asset/liability management strategy. In fiscal 2000, the Bank intends to increase its home equity business by training additional retail branch staff to originate home equity loans.*

    RESIDENTIAL CONSTRUCTION LENDING

         Construction loans are made to individuals who have signed construction contracts with a homebuilder and to a lesser extent, directly to a self builder. Loan proceeds are disbursed through an insured title company as residential construction progresses. These loans have loan-to-value ratios not exceeding 95%. When the loan-to-value ratio exceeds 80%, private mortgage insurance is required which insures payment of a portion of the principal balance, reducing the Bank's exposure to 75% loan-to-value or less. Single-family residential loans are structured to allow the borrower to pay interest-only on the funds advanced during the first nine months of the loan. Thereafter, the borrower is required to commence principal and interest payments based on an amortization schedule of 351-months or fewer. The Bank's single-family residential construction loan programs are primarily one- or three-year ARM loans and occasionally fixed-rate loans amortized over a 351-month period after a nine-month period during which only interest payments are required. To increase the volume of residential construction loan activity, the Bank offers permanent financing on residential construction loans which enables borrowers to avoid duplicate closing costs normally associated with temporary financing during construction periods and permanent financing upon completion of construction.

         For the fiscal year ended June 30, 1999, residential construction loan originations and purchases totaled $5.1 million, of which none were purchased loans, compared to $4.9 million at June 30, 1998. In fiscal 1999, all originated one-to-four family construction loans were secured by properties located within the Bank's primary lending area. A significant number of the Bank's construction loans result in permanent mortgage loans. In fiscal 2000, the Bank intends to evaluate opportunities to purchase, and may in fact purchase, residential construction loans or participation interests in such loans, originated by other lenders and secured by properties located outside of the Bank's primary lending area.* Because most residential construction loans are ARM loans, residential construction loans afford the Bank the opportunity to increase the repricing frequency of its loan portfolio. The Bank also receives yields on fixed-rate residential construction loans that are higher than those obtainable on fixed-rate loans secured by existing residential properties. While higher risks generally are associated with residential construction lending because of the uncertainties involved in the construction process, the Bank has taken precautions to reduce such risks by requiring private mortgage insurance if the loan-to-value ratio exceeds 80%. All construction loans originated by the Bank are underwritten according to the Bank's underwriting guidelines. The Bank originates and purchases construction loans whereby substantially all are provided permanent financing as a part of the original loan agreement. The Bank has had minimal delinquent residential construction loans to date.

    SUBPRIME LENDING

         During the latter half of fiscal 1999, the Bank established a new mortgage banking subsidiary, Hallmark Financial, Inc. (d/b/a Major Finance), to provide lending activities involving higher credit risk financial services (also known as subprime lending). The Bank hired an experienced subprime lending manager to direct the subprime lending operations. Major Finance's operations are located at 7409 W. Greenfield Avenue, West Allis, Wisconsin, on the second floor of the Bank's retail office. Major Finance currently acts as a broker of non-conforming subprime residential and commercial mortgage loans to secondary market lenders and investors. The Company anticipates that the majority of Major Finance's subprime lending activity will relate to residential mortgage loans as opposed to commercial real estate loans in fiscal 2000.* As a broker, Major Finance interviews prospective borrowers, completes an application, collects and verifies financial data on the borrower and submits the loan file to a potential lender or investor. The lender or investor makes the final underwriting decision and closes the loan in their own name. Major Finance receives a fee directly from the lender or investor for its brokering services but Major Finance does not fund or retain the loan in its portfolio. The borrowers on such loans typically have credit deficiencies on their credit history, such as late mortgage loan payments, low credit scores, foreclosures or bankruptcies. Other defining elements of a subprime borrower are driven by a combination of low credit scores, blemished credit history (number of times past due, judgments, charge-offs, collection actions, or bankruptcies), limited credit history, high debt-to-income ratios, no down payment, limited documentation, high cash-out refinances or no verification of the borrower's income or assets. A secondary market of private investors and mortgage bankers provides a mechanism for the underwriting, funding, sale and servicing of subprime loans. Due to the higher degree of credit risk inherent in this type of lending, subprime residential mortgage loan rates generally are higher yielding compared to conventional one-to-four family mortgage rates. In addition, if sold in the secondary market, a higher origination fee and yield spread premium are generally paid in connection with such loans.

         The subprime loans are typically brokered without recourse as to credit risk; however, depending upon the contract between Major Finance and the secondary market investor, Major Finance may retain some contractual liability in the event of a breach of representations and warranties, including representations regarding compliance with laws, regulations and program standards, accuracy of information, fraud or other defects or misrepresentations in the loan origination process. Such representations and warranties could in some instances extend to any false or materially inaccurate information about the borrower or the underlying collateral, which was provided to Major Finance by the borrower. During the life of the loan, if the secondary market lender or investor finds that there was a breach of representations and warranties from the information in the loan package, Major Finance could be required to purchase the loan from the secondary market lender or investor or indemnify the secondary market lender or investor against any losses incurred from the subprime loan. In addition, some brokered subprime loans may require Major Finance to return all or a portion of the premium received upon the brokering of the loan in the event the loan is repaid within a specified period (usually within the first six to twelve months following the closing of the loan).

         Major Finance has brokered and intends to continue to broker subprime loans primarily secured by one-to-four family and commercial real estate within and outside the Company's primary lending area.* Major Finance utilizes underwriting guidelines established by the secondary market lenders since it receives contractual commitments from such lenders to fund such loans prior to the final approval and closing of the loan.

         The Company currently intends to broker all subprime loans originated by Major Finance on a service released basis during fiscal 2000.* However, in the event management decides to originate, service and retain any subprime loans in its portfolio, instead of solely brokering such loans, a risk assessment and risk management policy would be established in advance and approved by the Company's Board of Directors. The risk management policy would be developed based on FDIC guidelines that would incorporate a lending policy, purchase evaluation, loan administration procedures, loan review and monitoring, provision for loan losses, management re-evaluation, capitalization considerations, and securitization, with an annual limit on subprime loans originated, retained and serviced of approximately 1% of the Company's total gross loan portfolio, which currently represents approximately $3 million.*

         Subprime loans brokered at June 30, 1999 were $226,500 of one-to-four family mortgage loans, generating fee income on the brokering of subprime mortgage loans of $7,361. Management estimates that Major Finance will broker approximately $7.5 million in subprime loans, primarily secured by one-to-four family properties, generating approximately $175,000 of fee income on such subprime loans during fiscal 2000.* The Company will evaluate opportunities to broker subprime loans both within and outside of its primary lending area.* Out of market subprime loan brokering activities may involve establishing relationships with outside loan brokers as well as its own Company employees. If the Company were to establish a network of brokers, a full analysis of the broker's license, financial statements, references and personal background would be conducted. Legal broker agreements would be signed, holding the broker liable for specific representations and warranties. In addition, the Company would review the broker loan files for compliance with lender underwriting guidelines and regulatory requirements.

         Upon receipt of a completed mortgage application from a prospective borrower, the Bank orders a credit report, obtains an appraisal from an independent third party, verifies income and other deposit information, and additional financial information is requested as required by the actual lender or investor. The lender or investor issues a written final commitment and approves the closing agent and date of closing. Closings are conducted by a title company. The subprime loan is closed in the name of the lender or investor who funds the loan directly. The lender or investor pays the Bank a fee for its efforts in connection with the brokering of the loan. The title company handles disbursements, satisfactions and recordings. The lender or investor requires title insurance on all first mortgage loans. Borrowers must present evidence of appropriate hazard insurance and flood insurance (if applicable) prior to the closing. Private mortgage insurance and escrowing of funds are typically not used in subprime lending. Subprime loans typically carry a prepayment penalty where allowable by state law.

         The Company's competitors in the subprime loan market include other banks, consumer finance companies, mortgage banking companies, commercial banks, credit unions and subprime loan brokers, many of which are substantially larger and have considerably greater financial, technical and marketing resources than the Company. Such competitors have both a local or national market presence.

    MULTI-FAMILY LENDING

         The Bank originates multi-family loans that it retains in its portfolio. In the past, the Bank offered both ARM and fixed-rate multi-family loans. Currently, the Bank offers fixed-rate balloon notes typically with three-to-five year maturities amortized over 15 to 30 years. Multi-family loans generally have shorter maturities than one-to-four family mortgage loans. The rates charged on the Bank's multi-family loans typically are slightly higher than those charged on loans secured by one-to-four family residential properties. An origination fee equal to 0.5% to 1.0% of the principal amount is usually charged on such loans.

         Multi-family loans generally are underwritten in amounts of up to 80% of the lesser of the appraised value or purchase price of the underlying property. Appraisals on properties which secure multi-family loans are performed by an independent appraiser designated by the Bank. In addition, the Bank's underwriting procedures require verification of the borrower's credit history, an analysis of the borrower's income, personal and business (if applicable) financial statements and banking relationships and a review of the property, including cash flow projections and historical operating results. The Bank evaluates all aspects of multi-family lending to mitigate risk to the extent possible. The Bank seeks to ensure that the property securing the loans will generate sufficient cash flow to adequately cover operating expenses and debt service payments. Individual guarantees for all multi-family loans originated or purchased is typically required as part of the overall credit analysis. The Bank applies underwriting guidelines to purchased multi-family loans (both within and outside of the market area) which are at least as strict to those existing for multi-family loans originated in the Bank's primary lending area.

         The Bank originated $10.6 million in multi-family loans in fiscal 1999 secured by properties within its primary lending area and $13.3 million in fiscal 1998. In fiscal 1999, the Bank purchased $1.0 million of loans secured by multi-family properties located within its primary lending area. There were no such purchases in fiscal 1998. The Bank intends to continue increasing the amount of multi-family loans in its portfolio in fiscal 2000.* The Bank will also continue to explore opportunities to originate and purchase multi-family loans both within and outside of its primary lending area in fiscal 2000.*

         Loans secured by multi-family real estate generally involve a greater degree of credit risk than one-to-four family mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income-producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced, the borrower's ability to repay the loans may be impaired. The risk may be increased on loans secured by properties located outside of the Bank's primary market due to the decreased ability to actively monitor such properties. Despite the risks inherent in multi-family real estate lending, the Bank's delinquent multi-family loans as a percentage of gross loans have been minimal. To the extent multi-family loans are purchased outside of the Company's primary lending area, management will utilize local servicing of the originating lender to attempt to mitigate the risks associated with this type of lending activity.

    MULTI-FAMILY CONSTRUCTION LENDING

         In fiscal 1999, the Bank slightly increased its multi-family residential construction lending activities as compared to fiscal 1998. The primary reason for the increase in multi-family construction lending was an increase in the origination of multi-family construction loans within the Bank's primary lending area. For the fiscal year ended June 30, 1999, the Bank originated $5.7 million in multi-family residential construction loans compared to $1.7 million for the fiscal year ended June 30, 1998. There were no purchases of multi-family construction loans in fiscal 1999, compared to $3.9 million of such purchases in fiscal 1998. Of the $5.7 million in multi-family construction loans originated in fiscal 1999, none were originated outside of the Bank's primary lending area. In fiscal 2000, the Bank intends to evaluate opportunities to purchase, and may in fact purchase, multi-family construction loans, or participation interests in such loans secured by properties located inside and outside of the Bank's primary lending area.*

         Multi-family construction loans typically offered by the Bank are balloon loans with three-to-five year terms amortized over 15 to 30 years after allowing for interest only payments during a twelve-month construction period. Loan proceeds are disbursed in increments through an insured title company as construction of the project progresses. The rates charged on the Bank's multi-family construction loans are typically higher than those charged on loans secured by one-to-four family residential properties. An origination fee of 0.5% to 1% of the principal amount is usually charged on such loans.

         The loan-to-value on multi-family construction loans does not exceed 80% of the lessor of the appraised value or purchase price of the property. Appraisals on properties which secure multi-family loans are performed by an independent appraiser designated by the Bank. In addition, the Bank's underwriting procedures require verification of the borrower's credit history, an analysis of the borrower's income, personal and business (if applicable) financial statements, banking relationships and a review of the property, including cash flow projections and historical operating results. The Bank evaluates all aspects of multi-family construction lending to mitigate risk to the extent possible. The Bank seeks to ensure that the property securing the loans will generate sufficient cash flow to adequately cover operating expenses and debt service payments. Individual guarantees for all multi-family loans originated or purchased are typically required as part of the overall credit analysis. The Bank originates and purchases construction loans whereby substantially all are provided permanent financing as a part of the original loan agreement.

         Loans secured by multi-family real estate generally involve a greater degree of credit risk than one-to-four family loans and carry larger loan balances. The increased credit risk is the result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income-producing properties and the increased difficulty of monitoring these types of loans. The risk may be increased on loans secured by properties located outside of the Bank's primary lending area due to the decreased ability to actively monitor such properties. The Bank uses underwriting guidelines for construction loans purchased outside its primary lending area which are at least as strict as those guidelines for loans originated within its primary lending area. While higher risks generally are associated with construction lending because of the uncertainties involved in the construction process, the Bank has taken precautions to reduce such risks by requiring the loan-to-value ratio to not exceed 80%. Despite the risks inherent in multi-family construction real estate lending, the Bank's delinquent multi-family construction loans as a percentage of gross loans have been minimal. At June 30, 1999, the Bank had one multi-family construction loan located in its primary lending area in default for a total of $1.1 million. While management believes that a loss will not be experienced on this property, management does believe that the loan loss reserves established on this loan are adequate to absorb any unforeseen loss related to its resolution.*

    COMMERCIAL REAL ESTATE LENDING

         Prior to fiscal 1996, the Bank had minimal originations of commercial real estate loans (i.e., loans secured by non-residential property). The Bank originated and purchased $8.1 million, $11.0 million and $49.8 million in commercial real estate loans in fiscal years 1997, 1998 and 1999, respectively. The significant increase in originations and purchases in fiscal 1999 is consistent with the Bank's asset portfolio diversification strategy into higher-yielding assets. In fiscal 1999, the Bank originated and purchased $49.8 million of commercial real estate loans, of which $36.7 million, or 73.7%, were loans originated or purchased and secured by properties within the Bank's primary lending area, and $13.1 million were participation interests in loans secured by properties located outside of the Bank's primary lending area. The $13.1 million of participation interests purchased outside of the Bank's primary lending area consisted of ten separate transactions with the largest transaction aggregating $2.7 million which relates to commercial real estate located in California. As part of the Bank's asset growth and portfolio diversification strategy, the Bank intends to continue increasing originations and purchases of commercial real estate loans or participation interests in loans secured by properties located both within and outside of its primary lending area.*

         Commercial loans generally will be underwritten in amounts of up to 80% of the lessor of the appraised value or purchase price of the underlying property. Appraisals on properties which secure commercial real estate will be performed by an independent appraiser designated by the lender at the time the application is submitted. In addition, the Bank's underwriting procedures require verification of the borrowers' credit history, an analysis of the borrower's income, credit history, personal and business (if applicable) financial statements and banking relationships and a review of the property, including cash flow projections, historical operating results and environmental concerns. The Bank evaluates all aspects of commercial real estate lending to mitigate risk to the extent possible. The Bank seeks to ensure that the property securing the loans will generate sufficient cash flow to adequately cover operating expenses and debt service payments. The Bank uses underwriting guidelines for loans purchased outside its primary lending area which are at least as strict as those guidelines for loans originated within its primary lending area.

         Loans secured by commercial real estate generally involve a greater degree of credit risk than one-to-four family mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income-producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by commercial real estate is typically dependent upon the successful operation of the related business occupant. Payments on loans secured by commercial real estate also are often susceptible to adverse conditions in the real estate market or the economy. The risk may be increased on loans secured by properties located outside of the Bank's primary lending area due to the decreased ability to actively monitor such properties. To the extent commercial loans are purchased outside of the Company's primary lending area, management will utilize local servicing of the originating lender to attempt to mitigate the risks associated with this type of lending activity. Despite the risks inherent in commercial real estate lending, the Bank's delinquent commercial real estate loans as a percentage of gross loans have been minimal.

    CONSUMER LENDING

         The Bank originates a variety of other consumer loans, generally consisting of automobile, motorcycle, boat, mobile home and credit card. At June 30, 1999, these consumer loans totaled $3.8 million, or 1.4% of gross loans, compared to $5.0 million or 1.8% at June 30, 1998. Consumer loans generally have shorter terms and higher interest rates than mortgage loans but generally involve more risk than mortgage loans because of the type and nature of the collateral and, in certain cases, the absence of collateral. Consumer loans generally are dependent on the borrower's continuing financial stability and thus are more likely to be affected by adverse personal circumstances. Often the loans are secured by rapidly depreciable personal property, such as automobiles. Despite the risks inherent in consumer lending, the Bank's delinquent consumer loans as a percentage of gross loans has been minimal.

    OTHER CONSTRUCTION/LAND LENDING

         In fiscal 1999, the Bank originated or purchased $28.4 million of commercial real estate construction loans for commercial properties and residential real estate land loans compared to $18.5 million in fiscal 1998. These loans consist of adjustable rate mortgage loans originated at prevailing market rates and participation interests in commercial real estate construction loans originated by other lenders. Of the $28.4 million originated or purchased in fiscal 1999, $9.1 million were originated internally, and $7.7 million of the $9.1 million originated by the Bank consisted of commercial real estate construction loans and $1.4 million consisted of residential land loans. Of the $19.3 million of loans purchased, $17.5 million were participation interests in commercial real estate construction loans originated by other lenders and $1.8 million consisted of land loans. $14.6 million of the $17.5 million of participation interests in commercial real estate construction loans were secured by properties located outside the Bank's primary lending area, of which $7.6 million consisted of participation interests in commercial real estate construction loans secured by properties located in Minnesota. In fiscal 2000, the Bank intends to continue to increase its originations and purchases of such loans secured by properties located both within and outside of its primary lending area.*

         While higher risks generally are associated with commercial real estate construction lending because of the uncertainties involved in the construction process and the impact of adverse conditions in the real estate market or the economy, the Bank has taken precautions to reduce such risks by requiring the loan-to-value ratio to not exceed 80% of the lesser of the appraised value or purchase price of the underlying property. The risk may be increased on loans secured by properties located outside of the Bank's primary market due to the decreased ability to actively monitor such properties. The Bank evaluates all aspects of commercial real estate construction lending. Appraisals on properties which secure commercial loans are performed by an independent appraiser. In addition, the Bank's underwriting procedures require verification of the borrower's credit history, an analysis of the borrower's income, personal and business (if applicable) financial statements and banking relationships, and a review of the property, including cash flow projections and historical operating results. The Bank seeks to ensure that the property securing the loans will generate sufficient cash flow to adequately cover operating expenses and debt service payments. Individual guarantees for all commercial real estate construction loans originated or purchased is typically required as part of the overall credit analysis. The Bank originates and purchases construction loans whereby substantially all are provided permanent financing as a part of the original loan agreement. Despite the risks inherent in commercial real estate construction and land lending, the Bank's delinquencies have been minimal.

    COMMERCIAL BUSINESS LENDING

         The commercial lending division originated $36.8 million in commercial business loans during fiscal 1999 compared to $29.0 million in fiscal 1998. During fiscal 1999, the Bank purchased $8.6 million in commercial business loans, of which $6.1 million related to businesses located outside of the Bank's primary lending area. Aggregate commercial business loans purchased in fiscal 1998 were $6.6 million. Of the $6.1 million in out-of-market commercial business loan purchases, the largest single transaction consisted of a $3.3 million loan secured by business assets in South Dakota. The commercial lending division will originate loans collateralized by business equipment, inventory and trade receivables. The transactions generally will be in the form of loans, leases, lines of credit and letters of credit. Such transactions typically will be structured as short-term fixed or adjustable rate loans with three-to-five year maturities.

         The Bank anticipates loan growth to come from commercial lending originations, which will also assist the Bank in its asset portfolio diversification strategy.* The focus of the Company's commercial lending operation is to provide financing options to businesses with revenues up to $10 million by offering commercial/industrial real estate term loans, construction loans, equipment leasing, inventory/equipment/receivables financing, lines of credit, letters of credit and government loan programs both within and outside of the Bank's primary lending area. Under regulations established for state savings banks by the Wisconsin Department of Financial Institutions ("DFI") as implemented by the Administrator of the DFI, the Bank is limited in the amount of commercial real estate and commercial business loans it can hold in its loan portfolio. The DFI approved an increase in the limit for the Bank from 20% to 30% of the Bank's total asset base in March 1999. At June 30, 1999, the Bank had $77.7 million of such loans in its portfolio which represents 16.5% of the Bank's asset base of $469.6 million. Management believes that this expanded regulatory limit will be sufficient to meet the Bank's asset growth and portfolio diversification objectives in fiscal 2000.*

         Loans secured by commercial business assets generally involve a greater degree of credit risk than one-to-four family mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of the general economic conditions on income producing business assets and the increased difficulty of evaluating and monitoring these types of loans. Also, the repayment of loans secured by commercial business assets is typically dependent upon the successful operation of the business for which the loan was made. To the extent the Bank originates or purchases commercial loans for business located outside of its primary lending area, the risks may be increased due to the decreased ability to monitor these loans. The Bank and Board of Directors has taken precaution to reduce such risk by establishing prudent loan underwriting guidelines and loan-to-value ratios. Cash flows, both historical and future projections, of the business and the value of the collateral are analyzed to give the Bank assurance that the business will generate a sufficient level of cash flow to cover ongoing business expenses and debt service. The loan-to-value ratios vary depending on the type and liquidity of the collateral; and internal controls and systems have been put in place to monitor collateral and other financial aspects of these loans. Loans secured by properties or business assets outside of the Company's primary lending area are generally serviced by a local financial institution who closely monitors the performance of the loans and borrowers.

LOAN APPROVAL

         The Bank's residential lending underwriters are authorized by the Board of Directors to approve one-to-four residential real estate secured loans up to the maximum loan amount of $400,000, home equity loans up to $100,000 and consumer loans up to $30,000. Authority exceeding the aforementioned limits for the residential lending division are referred to the Senior Loan Committee and its limits are $100,000 for consumer loans, $250,000 for home equity installment and flexloans, and $750,000 for one-to-four family mortgage loans.

         A commercial lending policy approved by the Board of Directors has established three levels of underwriting approval with individual loan officer authority up to $250,000, Senior Loan Committee up to $1.5 million, and loans in excess of $1.5 million will require the approval of the Board of Directors. Loans exceeding the authority limits of the Senior Loan Committee and all commercial real estate loans must be approved by the full Board of Directors. All loans approved pursuant to designated authority are confirmed monthly by the Loan Committee. One-to-four family, multi-family and commercial real estate loans purchased or participation interests in such loans purchased which are secured by properties located outside of the Bank's primary lending area will be underwritten pursuant to guidelines at least as strict as those guidelines applicable to internal Bank loan originations. See also "Lending Activities - One-to-four Family Mortgage Lending" and "Subprime Lending."

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

         In fiscal 2000, the Company intends to continue to evaluate opportunities to purchase, and may in fact purchase, non-conforming one-to-four family, multi-family, multi-family construction, commercial real estate loans, commercial real estate construction and commercial business loans, or participation interests in such loans, originated by lenders and secured by properties located both within and outside of the Company's primary lending area, due to the higher yields associated with such lending activities.* The Company also intends to sell a larger percentage of one-to-four family mortgage loans which may be seasoned or recently originated in the secondary market in fiscal 2000 to provide liquidity for the funding of higher-yielding non-conforming one-to-four family, multi-family, commercial real estate and commercial business loans.* The Company anticipates that increased sales of one-to-four family loans will decrease the proportion of the gross loan portfolio represented by such loans and will increase non-interest income as a result of increased gains on the sales of such loans.*


                                                                           FISCAL YEAR ENDED JUNE 30,
                                                                      ------------------------------------
                                                                         1999         1998         1997
                                                                      ----------   ----------   ----------
                                                                                 (IN THOUSANDS)

MORTGAGE LOANS (GROSS):
   At beginning of period.....................................       $ 268,996     $ 276,505      $241,821
   Mortgage loans originated:
     One-to-four family.......................................          89,265        46,756        27,781
     One-to-four family construction..........................           5,148         3,218        12,241
     Home equity..............................................          10,899        16,151        18,950
      Multi-family............................................          10,606        13,301         7,287
     Multi-family construction................................           5,691         1,720         1,810
     Commercial/non-residential...............................          28,833         2,504         4,826
     Other construction/land..................................           9,060        16,034        10,563
                                                                     ---------     ---------      --------
       Total mortgage loans originated........................         159,502        99,684        83,458
   Mortgage loans purchased:
     One-to-four family.......................................           6,951           413         6,368
     One-to-four family construction..........................              --         1,688         8,345
     Multi-family.............................................           1,000            --           500
     Multi-family construction................................              --         3,917            --
     Commercial/non-residential...............................          20,936         8,513         3,250
     Other construction/land..................................          19,377         6,540         2,029
                                                                     ---------     ---------      --------
       Total mortgage loans purchased.........................          48,264        21,071        20,492
                                                                     ---------     ---------      --------
     Total mortgage loans originated and purchased............         207,766       120,755       103,950
                                                                     ---------     ---------      --------
   Transfer of mortgage loans to foreclosed
     real estate..............................................            (682)         (267)          (54)
   Principal repayments.......................................        (150,919)     (107,784)      (58,594)
   Sales of fixed-rate loans..................................         (48,329)      (20,213)      (10,618)
                                                                     ---------     ---------      --------
   At end of period...........................................       $ 276,832     $ 268,996      $276,505
                                                                     =========     =========      ========

CONSUMER LOANS:
   At beginning of period.....................................       $   5,008     $   5,875      $  6,731
     Consumer loans originated................................           5,768         7,065         7,896
   Principal repayments.......................................          (6,930)       (7,932)       (8,752)
                                                                     ---------     ---------      --------
   At end of period...........................................       $   3,846     $   5,008      $  5,875
                                                                     =========     =========      ========

COMMERCIAL LOANS:
   At beginning of period.....................................       $  14,646     $   3,471      $     --
     Commercial loans originated..............................          36,828        28,982         6,262
     Commercial loans purchased...............................           8,598         6,631            --
     Principal repayments.....................................         (41,818)      (24,438)       (2,791)
                                                                     ---------     ---------      --------
   At end of period...........................................       $  18,254     $  14,646      $  3,471
                                                                     =========     =========      ========

MORTGAGE-BACKED AND RELATED SECURITIES:
   At beginning of period.....................................       $ 122,831     $  96,811      $115,258
   Mortgage-backed and related
     securities purchased.....................................          83,730        63,753           731
   Sales of mortgage-backed and related
     securities...............................................          (2,503)       (8,905)         (421)
   Amortization and repayments................................         (93,577)      (28,938)      (19,041)
   Market valuation allowance on available-for-sale
    mortgage-backed securities................................            (297)          110           284
                                                                     ---------     ---------      --------
   At end of period...........................................       $ 110,184     $ 122,831      $ 96,811
                                                                     =========     =========      ========


    SALE OF MORTGAGE LOANS

         The Bank sells one-to-four family mortgage loans, on a non-recourse basis, into the secondary market to FHLMC, WHEDA, federal and state VA and other private secondary market purchasers. The amount of loans sold by the Bank is based upon market conditions and the Bank's asset/liability strategy. The Bank sold $48.3 million in fixed-rate one-to-four family mortgage loans in fiscal 1999. Of the $48.3 million, substantially all were 30-year fixed-rate mortgage loans. The Bank had sold primarily all of its 30-year fixed loans in prior years. During fiscal 1999, management continued to sell a portion of the fixed-rate loans originated to provide funds for adding higher yielding loans to the portfolio. Certain fixed-rate loans made under special loan terms or programs, principally originated for purposes of compliance with the Community Reinvestment Act are retained in the Bank's portfolio. The Bank follows FHLMC and Fannie Mae underwriting guidelines for its one-to-four family mortgage loans which are sold in the secondary market. In fiscal 2000, management intends to continue the sale of 30-year fixed-rate mortgage loans to either FHLMC or private secondary market purchasers as part of its strategy of portfolio diversification and in order to continue to manage interest rate risk and provide liquidity for the funding of higher-yielding non-conforming one-to-four family, multi-family, commercial real estate and commercial business loans.*

         For the fiscal years ended June 30, 1999, 1998 and 1997, the Bank's fixed-rate loan sales to private and governmental investors totaled $48.3 million, $18.7 million and $10.6 million, with associated gains of $892,000, $297,000 and $95,000, respectively.

         All mortgage loans for sale are made and underwritten pursuant to the requirements of and with commitments from secondary market investors. The Bank retains servicing on loans sold to FHLMC, receiving a servicing fee, which represents the difference between the contract rate on the loans sold and the yield at which such loans are sold. The servicing spread earned by the Bank is typically .25%. The Bank releases servicing on loans sold to private secondary market purchasers. For the fiscal years ended June 30, 1999, 1998 and 1997, the Bank's net service fees on loans sold into the secondary market totaled $21,000, $61,000 and $86,000, respectively.

         The Bank also acts as a conduit for loans sold to WHEDA. For those borrowers who qualify under WHEDA guidelines, the Bank originates the loan for a fee equal to 1% of the underlying loan amount and sells the loan to WHEDA, on a non-recourse basis, servicing released.

         The Company also sells subprime one-to-four family and commercial real estate loans in the secondary market. These loans are originated through the Company's mortgage banking subsidiary, Hallmark Financial, Inc. (d/b/a Major Finance) which provides lending activities involving higher credit risk financial services (also known as subprime lending). See "Lending Activities - Subprime Lending."

    PURCHASED LOANS

         During the fiscal year ended June 30, 1999, the Bank purchased $56.9 million of one-to-four family mortgage loans, multi-family, multi-family construction, commercial real estate, commercial construction and commercial business loans compared to $27.7 million in fiscal 1998 and $20.5 million in fiscal 1997. Of the $56.9 million of loans purchased during fiscal 1999, $49.9 million or 87.7% consisted of participation interests, primarily in commercial construction, commercial real estate, commercial business and multi-family loans, and $7.0 million or 12.3% consisted of whole loans, primarily in one-to-four family mortgage loans, which were serviced either by the Bank or others. Of the $21.1 million of mortgage loans purchased during fiscal 1998, $19.0 million or 90.0% consisted of participation interests, primarily in commercial construction, commercial real estate and multi-family loans, and $2.1 million or 10.0% consisted of whole loans, primarily in one-to-four family mortgage loans, which were serviced either by the Bank or others. Furthermore, $38.2 million or 67.1% of the loans purchased during fiscal 1999 were secured by properties and business assets located outside of the Bank's primary lending area compared to $18.1 million or 85.8% during fiscal 1998.

         The level of purchases of one-to-four family mortgage, multi-family, multi-family construction, commercial real estate, commercial construction and commercial business loans both within and outside of the

Company's primary lending area increased significantly during fiscal 1999. This increase is due to the Company's strategy of capital and liquidity management, steady asset growth and asset portfolio diversification which has shifted the emphasis from the origination and purchase of lower-yielding one-to-four family mortgage loans to the origination and purchase of higher-yielding residential and commercial loans.

         The Bank will continue to evaluate opportunities to purchase such loans both within and outside of its primary lending area during fiscal 2000 due to strong local competition which exerts downward pressure on interest rates, market demand, availability for internally originated loans and the Bank's emphasis on various types of loans in order to meet asset portfolio diversification objectives.* The Company projects total loan and participation interest purchases which relate to residential and commercial properties or business assets to be approximately $90 million compared to $56.9 million in fiscal 1999.* The Company anticipates that approximately $50 million will relate to one-to-four family non-conforming mortgage loans secured by properties located outside of the Company's primary lending area and the balance (approximately $40 million) will relate to the purchase of multi-family, commercial real estate and commercial business loans secured by properties or business assets located both inside and outside its primary lending area.*

         The Bank also intends to continue to actively adjust and monitor its lending emphasis in accordance with its view of the relative returns and risk in each category.* There is likely to be activity in all areas in which the Bank originates and purchases loans in any given year. However, the percentage will vary based on the above-described factors. In deciding whether or not to purchase a loan or participation interest in a loan originated outside of the Company's primary lending area, management has applied, and will continue to apply, underwriting guidelines which are at least as strict as those applicable to the origination of similar loans within its primary lending area.*

LOAN ORIGINATION, SERVICING AND OTHER FEES

         In addition to interest earned on loans, the Bank receives income through fees in connection with loan originations, loan sales, loan modifications, late payments and for miscellaneous services related to its loans, including loan servicing. Income from these activities varies from period to period with the volume and type of loans originated.

         In connection with the origination of mortgage loans, the Bank charges points for origination, commitment and discounts, and fees for processing and closing in addition to requiring borrower reimbursement for out-of-pocket fees for costs associated with obtaining independent appraisals, credit reports, title insurance, private mortgage insurance and other items. Because of the highly competitive mortgage market in which the Bank originates loans, the point structure varies considerably, depending upon the type of mortgage loan being made, its interest rate and other competitive factors. While origination fees ranging from zero to two points generally have been quoted on mortgage loans in recent years, most of the Bank's borrowers typically accept a slightly higher interest rate and pay zero points. Commitment fees are paid by the applicant at time of loan commitment, whereas the origination and discount fees are paid at time of closing. Loan origination and commitment fees and certain direct loan origination costs are deferred and the net amounts amortized as an adjustment of the related loan's yield in accordance with Statement of Financial Accounting Standard No. 91. These amounts are amortized to interest income using the level yield method over the contractual life of the related loans. Unamortized deferred net loan fees and (costs) totaled $490,000, $319,000 and $197,000 at June 30, 1999, 1998, and 1997, respectively. The increase in unamortized deferred loan fees at June 30, 1998, primarily resulted from the originations of loans with higher fees.

         For loans sold to FHLMC, the Bank virtually always retains the responsibility for servicing such loans. At June 30, 1999, the Bank serviced $22.1 million of loans for others and received fee income of $21,000 for the fiscal year ended June 30, 1999 in connection with loans serviced for others.

         The contractual right to service mortgage loans that have been sold has an economic value that, in accordance with GAAP, was generally not recognized as an asset on the Bank's balance sheet. During fiscal 1998, mortgage servicing rights on loans sold, where the servicing was retained by the Bank, to secondary market investors totaled $66,000 and is included in gains on the sale of loans. The mortgage servicing asset created will be amortized against the servicing fee income stream in accordance with Statement of Financial Accounting Standard No. 125. The value results from the future income stream of the servicing fees, the availability of the cash balances associated with escrow funds collected monthly for real estate taxes and insurance, the availability of the cash from monthly principal and interest payments from the collection date to the remittance date, and the ability of the servicer to cross-sell other products and services. The actual value of a servicing portfolio is dependent upon such factors as the age, maturity and prepayment rate of the loans in the portfolio, the average dollar balance of the loans, the location of the collateral property, the average amount of escrow funds held, the interest rates and delinquency experience of the loans, the types of loans and other factors. See also "Lending Activities - Subprime Lending."

DELINQUENCIES, NON-PERFORMING ASSETS AND CLASSIFIED ASSETS

    DELINQUENT LOANS - RESIDENTIAL/CONSUMER LOANS

         When a borrower fails to make a required payment by the end of the month in which the payment is due, the Bank generally initiates collection procedures. The Bank will send a late notice, and in most cases, delinquencies are cured promptly; however, if a loan becomes delinquent for more than 60 days, the Bank contacts the borrower directly, to determine the reason for the delinquency and to effect a cure, and where it believes appropriate, reviews the condition of the property and the financial position of the borrower. At that time, the Bank may: (i) accept a repayment program for the arrearage; (ii) seek evidence of efforts by the borrower to sell the property; (iii) request a deed in lieu of foreclosure; or (iv) initiate foreclosure proceedings. When a loan secured by a mortgage is delinquent for three or more monthly installments, the Bank generally will initiate foreclosure proceedings. With respect to delinquencies on VA or other governmental loan program mortgages, the Bank follows the appropriate notification and foreclosure procedures prescribed by the respective agencies.

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

     DELINQUENT LOANS - COMMERCIAL BUSINESS AND COMMERCIAL REAL ESTATE LOANS

         When a borrower fails to make a required payment, the borrower is typically contacted if the payment is not received within 7 business days of the due date to collect the payment or determine the reason for the delinquency. Unless previous arrangements have been made, the Bank will review all necessary steps or actions to protect its lien or collateral position if two payments are due and owing. The steps may include, but not be limited to, loan forbearance, assignment of any rents, enforcement of any loan guarantees, liquidation of any business collateral, and/or foreclosure of any real estate collateral.

     NON-PERFORMING ASSETS

         Loans are placed on non-accrual status when, in the judgment of Bank management, the probability of collection of principal or interest is deemed insufficient to warrant further accrual of interest. The Bank discontinues the accrual of interest on loans when the borrower is delinquent as to a contractually due principal or interest payment by 90 days or more. When a loan is placed on non-accrual status, all of the accrued interest on that loan is reversed by way of a charge to interest income. Accrual of interest on a non-accrual loan is resumed when all contractually past due payments are current and when management believes the outstanding loan principal and contractually due interest is no longer doubtful of collection. The Bank discontinues the accrual of interest on loans more than 90 days past due, at which time all accrued but uncollected interest is reversed by way of a charge to interest income. Uncollected interest on credit card loans, however, continues to accrue after 90 days of delinquency but is capitalized to the loan balance monthly and reserved for in the Bank's allowance for loan losses. The non-performing credit card loans are typically charged off at 120 to 150 days past due.

         Property acquired by the Bank as a result of a foreclosure is classified as foreclosed properties. Foreclosed properties are recorded at the lower of the unpaid principal balance of the related loan or fair value, less estimated costs to sell. The amount by which the recorded loan balance exceeds the fair value at the time a property is classified a foreclosed property is charged against the allowance for loan losses. Any subsequent reduction in the fair value of a foreclosed property, along with expenses incurred to maintain or dispose of a foreclosed property, is charged against current earnings. At June 30, 1999, the Bank had one property in foreclosure.

         The increase in the non-accrual mortgage loans 90 days or more past due primarily relates to the default of a multi-family real-estate loan located in the Bank's primary lending area with a balance of $1.1 million. The increase in the real estate owned and in judgment relates to the default of a commercial real-estate loan in fiscal 1998 which was acquired by the Bank during fiscal 1999. The property is located in the Bank's primary lending area. Management believes the specific loan loss reserve established on this property is adequate to absorb any probable loss related to its disposal.

         Non-performing loans include loans placed on non-accrual status and troubled debt restructuring. Non-performing assets include non-performing loans, foreclosed properties and investment securities. The following table sets forth non-performing loans and assets:


                                                                                          AT JUNE 30,
                                                                       -------------------------------------------------
                                                                         1999      1998      1997      1996       1995
                                                                         ----      ----      ----      ----       ----
                                                                                     (DOLLARS IN THOUSANDS)

Non-accrual mortgage loans 90 days or more past due.............       $2,118     $1,338      $572     $  64      $ 117
Non-accrual consumer loans 90 days or more past due.............           88         52        20        21         --
Loans 90 days or more past due and still accruing(1)............          219         34        31        22         26
Troubled debt restructuring.....................................          --          --        --        --         --
                                                                       ------     ------      ----      ----       ----
  Total non-performing loans....................................        2,425      1,424       623       107        143
                                                                       ------     ------      ----      ----       ----
Total real estate owned and in judgment, net of
    related allowance for losses................................          621         11        20        --         24
                                                                       ------     ------      ----      ----       ----
Total investment securities, net of related discount............          235         --        --        --         --
                                                                       ------     ------      ----      ----       ----
Total non-performing assets.....................................       $3,281     $1,435      $643      $107       $167
                                                                       ======     ======      ====      ====       ====
Total non-performing loans to gross loans receivable............         0.81%      0.50%     0.22%     0.04%      0.09%
                                                                       ======     ======      ====      ====       ====
Total non-performing assets to total assets.....................         0.70%      0.32%     0.16%     0.03%      0.06%
                                                                       ======     ======      ====      ====       ====

---------------------

(1) The Bank discontinues the accrual of interest on loans more than 90 days past due, at which time all accrued but uncollected interest is reversed by way of a charge to interest income. Uncollected interest on credit card loans, however, continues to accrue after 90 days of delinquency but is capitalized to the loan balance monthly, and reserved for in the Bank's allowance for loan losses. At June 30, 1999, total loans 90 days or more past due and still accruing consisted of credit card loans in the amount of $34,000 and mortgage loans in the amount of $159,000.


    POTENTIAL PROBLEM LOANS

         Potential problem loans are loans where known information about possible credit problems of borrowers causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms. The decision by management to categorize a loan as a potential problem loan does not necessarily indicate that the Company expects losses to occur, but that management recognizes there is a higher degree of risk associated with these performing loans. At June 30, 1999, the Bank had a potential problem loan with a balance of $3.3 million secured by 23 first-lien one-to-four family mortgages held in trust for the benefit of the Bank and a secondary payee under the loan obligation. The original balance of the loan was $4.1 million. At June 30, 1999, the loan was current as to payment of principal and interest. Proceeds from payments made to the trustee from potential homeowners (occupying the properties under 2-year leases with an option to purchase at a agreed upon price upon expiration of the lease-term), or from any other eventual sale of the one-to-four family residences securing the obligation, are to be applied by the trustee first to the repayment of the total of all principal and interest due the Bank, with any excess over such amounts becoming due to the secondary payee. The Bank assumed responsibility for receipt and servicing of payments from the potential homeowners upon the secondary payee's filing of bankruptcy in June 1999, and the Bank currently is working directly with the trustee. The secondary payee's bankruptcy may complicate servicing and collection and could delay the Bank's ability to act promptly to realize upon its security in the event of default. The one-to-four family properties securing the obligation are located in the Bank's primary lending area and management believes the underlying value of the properties and the Bank's first lien status are sufficient to prevent any significant loss from this credit.

    CLASSIFICATION OF ASSETS

         The FDIC requires each federally insured bank to classify its assets on a regular basis in accordance with the guidelines set forth in the FDIC Manual of Examination Policies. In addition, in connection with examinations of insured banks by the FDIC, FDIC examiners have authority to identify problem assets as Substandard, Doubtful or Loss. Substandard assets have one or more well-defined weaknesses that jeopardize the liquidation of the debt and are characterized by the distinct possibility that the bank will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of Substandard assets, with the additional characteristics that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. An asset classified as Loss is considered uncollectible and of such little value that continuance as an asset of the bank is not warranted. At June 30, 1999, the Bank had assets classified as Substandard of $2,370,000, $86,000 as Doubtful, and none as Loss. The increase in Substandard classified assets and non-accrual mortgage loans primarily relates to the default of a multi-family real-estate loan during fiscal 1999 that is located in the Bank's primary lending area with a balance of $1,072,000. Management believes that the special loan loss reserve established on this loan is adequate to absorb any probable loss related to its resolution. Assets which are classified as Loss are charged off. The FDIC examination policies include a Special Mention category, consisting of assets which currently do not expose the Bank to a sufficient degree of risk to warrant adverse classification, but do possess credit deficiencies deserving management's close attention. At June 30, 1999, none of the Bank's assets were classified as Special Mention.

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

         The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and the general economy. Such evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers, among other matters, the estimated net realizable value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate loan loss allowance. Also, management continues to evaluate the allowance for losses on loans as established by industry peers. During fiscal 1999, the increase in the level of allowance for losses on loans was primarily the result of the increase in multi-family, multi-family construction, commercial real estate and commercial business loan portfolios which carry a greater degree of inherent credit risk as compared to one-to-four family lending. It is anticipated that in fiscal 2000, additions charged to expense will increase due to increased emphasis on, and increased risks associated with, non-conforming one-to-four family, multi-family, commercial real estate lending and commercial business lending and overall loan portfolio growth. Despite the significant growth the Company anticipates in loan purchases of higher-yielding non-conforming one-to-four family, multi-family, commercial real estate and commercial business loans during fiscal 2000, management believes that it continues to have a sufficient allowance for loan losses. The Board of Directors of the Company and the Asset Quality Committee actively monitor the Bank's general and specific levels of loan loss reserves based on performance of its own portfolio and the industry standard. If the Company decides to retain and service subprime loans in fiscal 2000, the allowance for loan losses will be adjusted to compensate for the additional risks inherent in this type of lending. See "Lending Activities - Subprime Lending."

         The following table sets forth activity in the Bank's allowance for loan losses during the fiscal years indicated.


                                                                               AT JUNE 30,
                                                            -------------------------------------------------------------
                                                              1999          1998        1997           1996        1995
                                                              ----          ----        ----           ----        ----
                                                                          (DOLLARS IN THOUSANDS)

Balance at beginning of period..................           $  2,329      $  1,762     $  1,234      $    953    $    769
Additions charged to expense:
     One-to-four family.........................                 --            --          295           172         114
     Multi-family and commercial real estate....                310           512          181            80          57
     Consumer...................................                120           163          114           115          77
     Commercial.................................                 50           125           60            --          --
                                                           --------      --------     --------      --------    --------
                                                                480           800          650           367         248
                                                           --------      --------     --------      --------    --------
Recoveries:
     One-to-four family.........................                 --            --            1             8          --
     Consumer...................................                 15            --            5             9           7
     Commercial.................................                 --            31           --            --          --
                                                           --------      --------     --------      --------    --------
                                                                 15            31            6            17           7
                                                           --------      --------     --------      --------    --------
   Charge-Offs:
     One-to-four family.........................                (11)          (69)         (11)          (15)        (13)
     Multi Family and commercial real estate....                (34)           --           --            --          --
     Consumer...................................               (131)         (195)        (117)          (88)        (58)
                                                           --------      --------     --------      --------    --------
                                                               (176)         (264)        (128)         (103)        (71)
                                                           --------      --------     --------      --------    --------
Net charge-offs.................................               (161)         (233)        (122)          (86)        (64)
                                                           --------      --------     --------      --------    --------

Balance at end of period........................           $  2,648      $  2,329     $  1,762      $  1,234    $    953
                                                           ========      ========     ========      ========    ========

Percentage of loans to gross loans receivable:
     Mortgage loans.............................              92.61%        93.19%       96.73%        97.29%      93.59%
     Consumer loans.............................               1.29          1.73         2.06          2.71        6.41
     Commercial loans...........................               6.11          5.08         1.21            --          --

Ratio of allowance for loan losses to gross loans
     receivable at the end of period............               0.89          0.81         0.62          0.50        0.62

Ratio of allowance for losses on loans to non-
     performing loans at the end of period......             109.19        166.36       282.37       1153.27      666.43

Ratio of net charge-offs to average gross loans
     during period..............................               0.05          0.08         0.04          0.05        0.05

Average gross loans outstanding.................           $297,899      $280,204     $274,056      $187,969    $134,152

Gross loans receivable at end of period.........           $298,932      $288,650     $285,851      $248,552    $152,572


          At June 30, 1999, 1998, and 1997, delinquencies in the Bank's loan portfolio were as follows:


                                                 AT JUNE 30, 1999                               AT JUNE 30, 1998
                                     ------------------------------------------     -------------------------------------------
                                           60-89                  90 DAYS                 60-89                  90 DAYS
                                           DAYS                  OR MORE(1)               DAYS                  OR MORE(1)
                                     ------------------      ------------------      ------------------     -------------------

                                     NUMBER   PRINCIPAL      NUMBER   PRINCIPAL      NUMBER   PRINCIPAL     NUMBER   PRINCIPAL
                                       OF      BALANCE         OF      BALANCE         OF      BALANCE        OF      BALANCE
                                     LOANS    OF LOANS       LOANS    OF LOANS       LOANS    OF LOANS      LOANS    OF LOANS
                                     ------   ---------      ------   ---------      ------   ---------     ------   ---------
                                                                 (DOLLARS IN THOUSANDS)

MORTGAGE LOANS:
     One-to-four family........         6      $  284          17      $ 1,125          6      $350            8      $  533
     Residential construction..        --          --          --           --         --        --           --          --
     Home equity...............         9         209           8           80          5        95            9         122
     Commercial................         1         688           1        1,072         --        --           --          --
                                       --      ------          --      -------         --      ----           --      ------
         Total mortgage loans..        16       1,181          26        2,277         11       445           18       1,338

CONSUMER LOANS.................         9          16          26          148         10        28           23          86
                                       --      ------          --      -------         --      ----           --      ------

     TOTAL.....................        25      $1,197          52      $ 2,425         21      $473           41      $1,424
                                       ==      ======          ==      =======         ==      ====           ==      ======

DELINQUENT LOANS TO GROSS
  LOANS(2).....................                  0.40%                    0.81%                0.17%                    0.50%
                                                 ====                   ======                 ====                     ====




                                                   AT JUNE 30, 1997
                                      --------------------------------------------
                                            60-89                    90 DAYS
                                            DAYS                    OR MORE(1)
                                      -------------------       ------------------
                                                   (DOLLARS IN THOUSANDS)
                                      NUMBER    PRINCIPAL       NUMBER   PRINCIPAL
                                        OF       BALANCE          OF      BALANCE
                                      LOANS     OF LOANS        LOANS    OF LOANS
                                      ------    ---------       ------   ---------
MORTGAGE LOANS:
     One-to-four family........         --       $ --              8      $573
     Residential construction..          1         12             --        --
     Home equity...............         --         --             --        --
     Commercial................         --         --             --        --
                                        --         --             --      ----
         Total mortgage loans..          1         12              8       573

CONSUMER LOANS.................          2          5             18        51
                                       ---       ----             --      ----

     TOTAL.....................          3       $ 17             26      $624
                                       ===       ====             ==      ====

DELINQUENT LOANS TO GROSS
  LOANS(2).....................                  0.01%                     0.22%
                                                 ====                      ====


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



                                                                        AT JUNE 30,
                                          ------------------------------------------------------------------------
                                                        1999                                   1998
                                          ---------------------------------      ---------------------------------
                                                                   % OF                                   % OF
                                                      % OF        LOANS IN                  % OF        LOANS IN
                                                      TOTAL       CATEGORY                  TOTAL       CATEGORY
                                                      LOANS       TO TOTAL                  LOANS       TO TOTAL
                                                       BY       OUTSTANDING                  BY        OUTSTANDING
                                         AMOUNT     CATEGORY       LOANS        AMOUNT    CATEGORY        LOANS
                                         ------     --------       -----        ------    --------        -----
                                                                 (DOLLARS IN THOUSANDS)

Breakdown of Allowance:
  Mortgage loans:
    One-to-four family.............      $  613       0.42%        49.50%       $  585       0.38%        53.73%
    Home equity....................         240       1.15          6.84           342       1.36          8.69
    Multi-family...................         296       0.82         12.15           242       0.72         11.61
    Commercial/nonresidential......         935       1.93         14.17           600       1.73         11.99
    One-to-four family
     construction..................          13       0.33          1.32            11       0.30          1.29
    Multi-family construction......          17       0.82          2.92            23       0.74          1.08
    Other construction and land....         135       1.36          5.71           181       1.30          4.81
                                         ------                   ------        ------                   ------

     Total mortgage loans..........       2,249                    92.61         1,984                    93.20
                                         ------                   ------        ------                   ------

  Consumer loans...................         164       4.28          1.29           160       3.19          1.73
                                         ------                   ------        ------                   ------
  Commercial loans.................         235       1.29          6.10           185       1.26          5.07
                                         ------                   ------        ------                   ------
      Total allowance for loan
        losses.....................      $2,648                   100.00%       $2,329                   100.00%
                                         ======                   ======        ======                   ======



                                         ----------------------------------
                                                        1997
                                         ----------------------------------
                                                                   % OF
                                                      % OF       LOANS IN
                                                      TOTAL      CATEGORY
                                                      LOANS      TO TOTAL
                                                       BY       OUTSTANDING
                                         AMOUNT     CATEGORY      LOANS
                                         ------     --------      -----
                                               (DOLLARS IN THOUSANDS)
Breakdown of Allowance:
  Mortgage loans:
    One-to-four family.............      $  685       0.41%        58.60%
    Home equity....................         253       1.00          8.85
    Multi-family...................         190       0.69          9.66
    Commercial/nonresidential......         198       0.91          7.59
    One-to-four family
     construction..................          69       0.40          6.08
    Multi-family construction......          72       0.75          3.37
    Other construction and land....          74       1.00          2.58
                                         ------                   ------

     Total mortgage loans..........       1,541                    96.73
                                         ------                   ------

  Consumer loans...................         161       2.74          2.06
                                         ------                   ------
  Commercial loans.................          60       1.73          1.21
                                         ------                   ------
      Total allowance for loan
        losses.....................      $1,762                   100.00%
                                         ======                   ======



                                                                        AT JUNE 30,
                                         ------------------------------------------------------------------------
                                                         1996                                  1995
                                         ---------------------------------      ---------------------------------
                                                                    % OF                                   % OF
                                                      % OF        LOANS IN                  % OF        LOANS IN
                                                      TOTAL       CATEGORY                  TOTAL       CATEGORY
                                                      LOANS       TO TOTAL                  LOANS       TO TOTAL
                                                       BY       OUTSTANDING                  BY        OUTSTANDING
                                         AMOUNT     CATEGORY       LOANS        AMOUNT    CATEGORY       LOANS
                                         ------     --------       -----        ------    --------       -----
                                                                 (DOLLARS IN THOUSANDS)

Breakdown of Allowance:
  Mortgage loans:
    One-to-four family.............      $  488       0.32%        61.82%        $471        0.44%        69.90%
    Home equity....................         194       1.00          7.78          119        1.00          7.23
    Multi-family...................         198       1.00          7.96           37        0.98          2.46
    Commercial/nonresidential......          44        .80          2.21           13        1.00          0.85
    One-to-four-family
      construction.................          40       0.17          9.61           51        0.40          8.39
    Multi-family construction......          46       0.35          5.28           --          --            --
    Other construction and land....          65       1.00          2.60           64        1.01          4.20
                                         ------                   ------         ----                    ------

      Total mortgage loans.........       1,075                    97.26          755                     93.03
                                         ------                   ------         ----                    ------

  Consumer loans...................         206       2.34          2.74          198        2.02          6.97
                                         ------                   ------         ----                    ------

      Total allowance for loan
        losses.....................      $1,281                   100.00%        $953                    100.00%
                                         ======                   ======         ====                    ======

INVESTMENT ACTIVITIES

     GENERAL

          The investment policy of the Bank, which is established by the Board of Directors and implemented by the Bank's President/Chief Executive Officer, Executive Vice President and Senior Vice President-Finance, is designed to provide a required level of liquidity and minimize potential losses due to interest rate fluctuations without incurring undue credit risk. The Bank is authorized by regulation to invest in various types of liquid assets, including United States Treasury obligations, securities issued by various federal agencies and state and municipal governments, deposits at the FHLB-Chicago, certain certificates of deposit of federally insured institutions, certain bankers' acceptances and federal funds. The Bank also invests in mortgage-backed and related securities, securities that are either of investment grade or issued or guaranteed by FHLMC, Fannie Mae or the Government National Mortgage Association ("GNMA"), investment grade corporate debt, non-rated trust preferred securities issued by other financial institutions and mortgage mutual funds.

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

     INVESTMENT SECURITIES

          The Bank invests in various types of liquid assets that are permissible investments for state-chartered savings banks, including United States Treasury obligations, securities of various federal agencies, certain certificates of deposit of federally insured banks and savings institutions and federal funds. The Bank also invests its assets in commercial paper and mutual funds, the assets of which conform to the investments that a Wisconsin-chartered savings association is otherwise authorized to make directly. The Bank also invests in trust preferred securities issued by other financial institutions. Trust preferred securities are a form of preferred stock issued to increase the Tier I capital of the issuing financial institution. The Bank generally purchases up to $500,000 with any one issuer that is considered, at minimum, "well capitalized" by the FDIC. The Bank's current investment policy permits purchases only of investments rated investment grade by a nationally recognized rating agency and does not permit purchases of securities of non-investment grade quality; provided however, the investment policy does permit purchases of investments in non-rated trust preferred securities up to 15% of the Bank's equity capital.

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

          When the intermediary is a quasi-governmental agency such as FHLMC, Fannie Mae and GNMA, timely payment of principal and interest is guaranteed to investors by such agency and the loans that back such securities are conforming loans (meaning they are underwritten to certain standards and are subject to certain size limitations). When the intermediary is a private entity, neither the principal nor the interest on such securities is guaranteed. In addition, the loans that back private mortgage-backed securities generally are non-conforming loans and consequently have a greater amount of credit risk. Mortgage-backed securities issued by quasi-governmental agencies generally increase the quality of the Bank's assets by virtue of the guarantees that back them. In addition, mortgage-backed securities generally are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Bank.

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

          The Bank has experienced an increase in the level of principal repayments on mortgage-backed securities and mortgage related securities to $93.6 million during the fiscal year ended June 30, 1999, from $28.9 million in fiscal year 1998. The increase in principal repayments during fiscal 1999 is primarily related to the decrease in interest rates and increase in refinancing. The decrease in the balance of mortgage-backed and related securities portfolio is part of the Company's strategy to increase and diversify its loan portfolio.

     COMPOSITION OF SECURITIES HELD-TO-MATURITY

          Mortgage-Backed and Related Securities. At June 30, 1999, the Company held $54.6 million in its mortgage-backed and related securities portfolio as compared to $65.3 million and $85.4 million at June 30, 1998 and 1997, respectively. Of this amount, fixed-rate securities and adjustable-rate securities were $11.4 million and $43.2 million; $8.1 million and $57.2 million; and $13.4 million and $72.0 million at June 30, 1999, 1998 and 1997, respectively. The decrease in fiscal 1999 is attributable to the decision of the Company to use the principal repayments on mortgage-backed and related securities to fund the increase in loans receivable. The estimated market value of these securities at June 30, 1999 was $54.9 million as compared to $66.2 million and $86.1 million at June 30, 1998 and 1997, respectively. At June 30, 1999, the mortgage-backed and related securities portfolio represented 11.6% of the Company's total assets as compared to 14.9% and 20.8% at June 30, 1998 and 1997, respectively. Included in the mortgage-backed securities portfolio were federal agency backed and private-issue pass-through securities totaling $9.2 million and $2.1 million; $14.7 million and $16.8 million; $21.0 million and $25.1 million at June 30, 1999, 1998 and 1997, respectively. Of the $2.1 million in private-issue securities at June 30, 1999, all were adjustable rate securities and carried a minimum credit rating of AA at the time of purchase and such ratings have not been downgraded since the time of purchase.

          Mortgage-related securities, which primarily consisted of real estate mortgage investment conduit securities ("REMICs"), totaled $43.4 million, $33.8 million and $39.3 million at June 30, 1999, 1998 and 1997, respectively.

          Other Investment Securities. Other investments consisted primarily of overnight deposits, certificates of deposit and bankers' acceptances which totaled $5.0 million, $6.6 million and $5.7 million at June 30, 1999, 1998 and 1997, respectively. The market value of these securities were $5.0 million, $6.6 million and $5.7 million at June 30, 1999, 1998 and 1997, respectively.

     COMPOSITION OF SECURITIES AVAILABLE-FOR-SALE

          Mortgage-Backed Securities and Related Securities. At June 30, 1999, the Company held mortgage-backed and related securities available-for-sale with a carrying and market value of $55.6 million as compared to $57.5 million and $11.4 million at June 30, 1998 and 1997, respectively. Of this amount at June 30, 1999, $16.9 million of the securities are mortgage-backed securities and $38.7 million REMIC securities. Included in the mortgage-backed and related securities were federal agency backed and private-issue securities totaling $16.4 million and $39.2 million, respectively, and all were fixed-rate securities. Of the $55.6 million in mortgage-backed and related securities available-for-sale at June 30, 1999, fixed-rate securities and adjustable-rate securities were $27.0 million and $28.6 million, respectively. The Company carries such investments at fair value.

          Other Investment Securities. The Company's other investment securities available-for-sale include U.S. Government and agency obligations and ARM Mutual Funds totaling $38.7 million and $1.0 million; $5.0 million and $1.0 million; and $16.7 million and $1.0 million at June 30, 1999, 1998 and 1997, respectively. Also at June 30, 1999, the Company had trust preferred securities and municipal bonds with a carrying and market value of $4.8 million and $414,000, respectively. The Company carries such investments at fair value.

          The tables below sets forth certain information regarding the carrying value, composition and market value of the Company's available-for-sale and held-to-maturity securities at June 30, 1999, 1998 and 1997.


                                                                                    JUNE 30, 1999
                                                                       -------------------------------------
                                                                        CARRYING         % OF         MARKET
                                                                          VALUE         TOTAL          VALUE
                                                                       ---------        ------        ------
                                                                                (DOLLARS IN THOUSANDS)
SECURITIES AVAILABLE-FOR-SALE:
  U.S. government securities........................................   $ 38,702          38.52%     $ 38,702
  Mortgage-backed securities........................................     16,943          16.86        16,943
  Mortgage-related securities (REMICs)..............................     38,623          38.44        38,623
  ARM loan mutual funds.............................................        964            .96           964
  Trust preferred securities........................................      4,797           4.78         4,797
  Municipal bonds/other.............................................        439            .44           439
                                                                       --------         ------      --------
    Total securities available-for-sale.............................   $100,468         100.00%     $100,468
                                                                       ========         ======      ========

SECURITIES HELD-TO-MATURITY:
  Demand deposits in other financial institutions...................   $  5,017         100.00      $  5,017
                                                                       --------         ------      --------
      Total securities held-to-maturity.............................   $  5,017         100.00%     $  5,017
                                                                       ========         ======      ========

MORTGAGE-BACKED SECURITIES HELD-TO-MATURITY:
  GNMA..............................................................   $    571           5.07%     $    595
  FHLMC.............................................................      2,302          20.45         2,311
  FNMA..............................................................      6,292          55.88         6,301
  Other participation certificates..................................      2,094          18.60         2,090
                                                                       --------         ------      --------
    Total mortgage-backed securities held-to-maturity...............   $ 11,259         100.00      $ 11,297
                                                                       ========         ======      ========

MORTGAGE-RELATED SECURITIES HELD-TO-MATURITY:
  CMOs..............................................................         --             --            --
  REMICs............................................................     43,359         100.00        43,557
                                                                       --------         ------      --------
Total mortgage-related securities held-to-maturity..................   $ 43,359         100.00%     $ 43,557
                                                                       ========         ======      ========


                                                                                    JUNE 30, 1998
                                                                       -------------------------------------
                                                                        CARRYING         % OF         MARKET
                                                                          VALUE         TOTAL          VALUE
                                                                       --------         ------      --------
                                                                                (DOLLARS IN THOUSANDS)
SECURITIES AVAILABLE-FOR-SALE:
  U.S. government securities........................................    $ 4,992           7.51%      $ 4,992
  Mortgage-backed securities........................................     39,150          58.92        39,150
  Mortgage-related securities (REMICs)..............................     18,399          27.69        18,399
  ARM loan mutual funds.............................................        969           1.46           969
  Trust preferred securities........................................      2,500           3.76         2,500
  Municipal bonds/other.............................................        435            .66           435
                                                                        -------         ------       -------
    Total securities available-for-sale.............................    $66,445         100.00%      $66,445
                                                                        =======         ======       =======

SECURITIES HELD-TO-MATURITY:
  Demand deposits in other financial institutions...................    $ 6,186          94.10%      $ 6,186
  Time deposits in other financial institutions.....................        388           5.90           388
                                                                        -------         ------       -------
    Total securities held-to-maturity...............................    $ 6,574         100.00%      $ 6,574
                                                                        =======         ======       =======

MORTGAGE-BACKED SECURITIES HELD-TO-MATURITY:
  GNMA..............................................................    $   720           2.29%      $   758
  FHLMC.............................................................      2,986           9.49         3,038
  FNMA..............................................................     10,256          32.58        11,514
  Other participation certificates..................................     17,518          55.64        17,434
                                                                        -------         ------       -------
    Total mortgage-backed securities held-to-maturity...............    $31,480         100.00%      $31,744
                                                                        =======         ======       =======

MORTGAGE-RELATED SECURITIES HELD-TO-MATURITY:
  CMOs..............................................................         --             --            --
  REMICs............................................................     33,802         100.00        34,441
                                                                       --------         ------       -------
     Total mortgage-related securities held-to-maturity.............    $33,802         100.00%      $34,441
                                                                        =======         ======       =======


                                                                                    JUNE 30, 1997
                                                                       -------------------------------------
                                                                        CARRYING         % OF         MARKET
                                                                          VALUE         TOTAL          VALUE
                                                                        --------        -----         ------
                                                                                (DOLLARS IN THOUSANDS)
SECURITIES AVAILABLE-FOR-SALE:
  U.S. government securities........................................    $16,748          56.74%      $16,748
  Mortgage-backed securities........................................      3,695          12.52         3,695
  Mortgage-related securities (REMICs)..............................      7,686          26.04         7,686
  ARM loan mutual funds.............................................        978           3.31           978
  Municipal bonds...................................................        411           1.39           411
                                                                        --------        ------       -------
    Total securities available-for-sale.............................    $29,518         100.00%      $29,518
                                                                        =======         ======       =======

SECURITIES HELD-TO-MATURITY:
  Demand deposits in other financial institutions...................    $ 4,896          86.26%      $ 4,896
  Time deposits in other financial institutions.....................        780          13.74           780
                                                                        -------         ------       -------
    Total securities held-to-maturity...............................    $ 5,676         100.00%      $ 5,676
                                                                        =======         ======       =======

MORTGAGE-BACKED SECURITIES HELD-TO-MATURITY:
  GNMA..............................................................    $   934           2.03%      $   979
  FHLMC.............................................................      4,823          10.47         4,893
  FNMA..............................................................     15,171          32.94        15,359
  Other participation certificates..................................     25,132          54.56        25,101
                                                                        -------         ------       -------
Total mortgage-backed securities held-to-maturity...................    $46,060         100.00%      $46,332
                                                                        =======         ======       =======

MORTGAGE-RELATED SECURITIES HELD-TO-MATURITY:
  CMOs..............................................................         --             --            --
  REMICs............................................................     39,370         100.00        39,370
                                                                        -------         ------       -------
     Total mortgage-related securities held-to-maturity.............    $39,370         100.00%      $39,370
                                                                        =======         ======       =======

          The composition and contractual maturities of securities held-to-maturity, excluding FHLB-Chicago stock, is indicated in the following table.

                                                                                 AT JUNE 30, 1999
                                                                 ------------------------------------------------
                                                                                                          TOTAL
                                                                 LESS THAN      1 TO 10     OVER 10    INVESTMENT
                                                                  1 YEAR        YEARS        YEARS     SECURITIES
                                                                 ---------      -------     -------    ----------
                                                                             (DOLLARS IN THOUSANDS)
Securities held-to-maturity:
  Demand deposits in other financial institutions.............   $5,017            -            -       $5,017
                                                                 ------                                 ------
      Total securities held-to-maturity.......................   $5,017            -            -       $5,017
                                                                 ======     ========     ========       ======
Weighted average yield........................................     4.77%           -%           -%        4.77%
                                                                   ====     ========     ========         ====

The following table shows the maturity or period to repricing of the Company's securities available-for-sale at June 30, 1999.



                                                                                 AT JUNE 30, 1999
                                               -------------------------------------------------------------------------------------
                                                  FIXED-RATE           FIXED-RATE        ADJUSTABLE-RATE         FIXED-RATE
                                                U.S. GOVERNMENT      MORTGAGE-BACKED     MORTGAGE-BACKED          CMOS AND
                                                   SECURITIES          SECURITIES          SECURITIES              REMICS
                                               ------------------  ------------------  ------------------     ---------------------
                                                         WEIGHTED            WEIGHTED            WEIGHTED                  WEIGHTED
                                               CARRYING  AVERAGE   CARRYING  AVERAGE   CARRYING  AVERAGE      CARRYING     AVERAGE
                                                VALUE     YIELD      VALUE    YIELD     VALUE     YIELD        VALUE        YIELD
                                               --------  --------  --------  --------  --------  --------     --------     --------
                                                                                 (IN THOUSANDS)
AMOUNTS DUE OR REPRICING:
  Within one year.............................. $    --     --     $    --       --    $ 2,794    5.93%        $   --         --
AFTER ONE YEAR:
  One to three years...........................      --     --         511     5.10         --      --             --         --
  Three to five years..........................   9,816   6.04          --       --         --      --             79       7.07
  Five to ten years............................   1,937   6.50          --       --         --      --             --         --
  Ten to 20 years..............................  26,949   7.00       4,672     6.26         --      --          1,288       6.97
  Over 20 years................................      --     --       8,966     7.20         --      --         11,531       6.94
                                                -------   ----     -------     ----    -------  ------         ------     ------
   Total due or repricing after one year.......  38,702   6.73      14,149     6.81                 --         12,898       6.95
                                                -------   ----     -------     ----    -------  ------         ------     ------
   Total amount due or repricing...............  38,702   6.73%     14,149     6.81%     2,794    5.93%        12,898       6.95%
   Less unearned discounts and premiums, net...      --                 --                  --                     --
     Mortgage-backed and related securities.... $38,702            $14,149             $ 2,794                $12,898
                                                =======            =======             =======                =======
Average remaining years to maturity............    12.2               24.9                21.7                   26.4


                                                                                 AT JUNE 30, 1999
                                               -------------------------------------------------------------------------------------
                                                                     TRUST PREFERRED SEC/      FIXED-RATE
                                                 ADJUSTABLE-RATE       ADJUSTABLE-RATE          MUNICIPAL
                                                     REMICS              MUTUAL FUNDS            BONDS             TOTAL
                                               --------------------   -------------------  ---------------------------------------
                                                          WEIGHTED             WEIGHTED              WEIGHTED             WEIGHTED
                                               CARRYING    AVERAGE    CARRYING  AVERAGE    CARRYING   AVERAGE   CARRYING    AVERAGE
                                                 VALUE      YIELD      VALUE     YIELD       VALUE      YIELD     VALUE      YIELD
                                               --------    --------   --------  --------   --------   --------  --------   --------
                                                                                 (IN THOUSANDS)
AMOUNTS DUE OR REPRICING:
  Within one year..............................  $25,725     6.46%     $  964      5.36%     $  161      5.00%   $ 29,644     6.37%
AFTER ONE YEAR:
  One to three years...........................       --       --          --        --          --        --         511     5.10
  Three to five years..........................       --       --          --        --          --        --       9,895     6.05
  Five to ten years............................       --       --          --        --         278      5.33       2,215     6.40
  Ten to 20 years..............................       --       --          --        --          --        --      32,909     6.89
  Over 20 years................................       --       --       4,797      8.94          --        --      25,294     7.41
                                                 -------   ------      ------    ------      ------     -----     -------   ------
   Total due or repricing after one year.......       --                4,797      8.94         278      5.33      70,824     6.93
                                                 -------   ------      ------    ------      ------     -----     -------   ------
   Total amount due or repricing...............   25,725     6.46%      5,761      8.34%        439      5.21%    100,468     6.77%
   Less unearned discounts and premiums, net...       --                   --                    --                    --
     Mortgage-backed and related securities....  $25,725               $5,761                $  439              $100,468
                                                 =======               ======                ======              ========
Average remaining years to maturity............     25.8                  0.0                   4.5                  20.0


The following table shows the maturity or period to repricing of the Company's mortgage-backed and related securities portfolio held-to-maturity at June 30, 1999.


                                                                       AT JUNE 30, 1999
                                               -----------------------------------------------------------
                                                   FIXED-RATE        ADJUSTABLE-RATE      FIXED-RATE
                                                 MORTGAGE-BACKED     MORTGAGE-BACKED       CMOS AND
                                                   SECURITIES           SECURITIES          REMICS
                                               -----------------  ------------------    ------------------
                                                        WEIGHTED            WEIGHTED              WEIGHTED
                                               CARRYING  AVERAGE  CARRYING   AVERAGE    CARRYING   AVERAGE
                                                 VALUE    YIELD     VALUE     YIELD       VALUE     YIELD
                                               -------- --------  --------  --------    --------  --------
                                                                      (IN THOUSANDS)
AMOUNTS DUE OR REPRICING:
   Within one year............................ $  269     7.33%    $8,832     6.61%    $   --        --%
AFTER ONE YEAR:
   One to three years.........................    638     6.54         --       --         --        --
   Three to five years........................  1,172     5.87         --       --         --        --
   Five to ten years..........................     71     8.00         --       --        744      6.90
   Ten to 20 years............................    186     9.00         --       --         --        --
   Over 20 years..............................     64     9.50         --       --      8,274      6.52
                                               ------   ------     ------     ----     ------    ------
     Total due or repricing after one year....  2,131     6.52         --       --      9,018      6.55
                                               ------   ------     ------     ----     ------    ------
     Total amounts due or repricing...........  2,400     6.61%     8,832     6.61%     9,018      6.55%
Less unearned discounts and premiums, net.....     19                   8                   3
                                               ------              ------              ------
Mortgage-backed and related securities, net... $2,419              $8,840              $9,021
                                               ======              ======              ======
Average remaining years to maturity...........    4.8                21.9                24.3


                                                             AT JUNE 30, 1999
                                                 -----------------------------------------
                                                   ADJUSTABLE-RATE
                                                        REMICS                TOTAL
                                                 --------------------  -------------------
                                                             WEIGHTED             WEIGHTED
                                                  CARRYING   AVERAGE   CARRYING   AVERAGE
                                                    VALUE     YIELD     VALUE      YIELD
                                                  --------  --------   --------   --------
                                                               (IN THOUSANDS)
AMOUNTS DUE OR REPRICING:
   Within one year............................    $34,357     6.51%    $43,458    6.54%
AFTER ONE YEAR:
   One to three years.........................         --       --         638    6.54
   Three to five years........................         --       --       1,172    5.87
   Five to ten years..........................         --       --         815    7.00
   Ten to 20 years............................         --       --         186    9.00
   Over 20 years..............................         --       --       8,338    6.54
                                                  -------    -----     -------    ----
     Total due or repricing after one year....         --       --      11,149    6.55
                                                  -------    -----     -------    ----
     Total amounts due or repricing...........     34,357     6.51%     54,607    6.54%
Less unearned discounts and premiums, net.....        (19)                  11
                                                  -------              -------
Mortgage-backed and related securities, net...    $34,338              $54,618
                                                  =======              =======
Average remaining years to maturity...........       21.8                 21.5

SOURCES OF FUNDS

     GENERAL

         The Company's primary sources of funds for use in lending, investing and for other general purposes are deposits, proceeds from principal and interest payments on loans, mortgage-backed and related securities and investment securities, FHLB advances and reverse repurchase agreements. Contractual loan payments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general market interest rates and economic conditions. Borrowings are used to support expanded lending or investment activities. The Company utilizes advances from the FHLB-Chicago and reverse repurchase agreements as sources for its borrowings. At June 30, 1999, the Company had advances from the FHLB-Chicago totaling $120.0 million or 25.6% of total assets as compared to $117.1 million or 26.7% of total assets and $92.1 million or 22.5% of total assets as of June 30, 1998 and 1997, respectively. At June 30, 1999 the Company had $9.5 million in reverse repurchase agreements. The Company had no reverse repurchase agreements at June 30, 1998 and 1997, respectively. The Bank has continued to use FHLB-Chicago advances as a funding source due to the attractive rates offered on advances in relation to deposit funds obtainable in the Company's local market. Also see, "Borrowings and Other Financing Transactions." Of the Company's outstanding FHLB-Chicago advances at June 30, 1999, $29.0 million will mature before June 30, 2000. For a further discussion of the Company's funding strategy, see Part II, Item 7 of the Company's Annual Report on Form 10-K, "Financial Condition," "Liquidity and Capital Resources" and "Asset/Liability Management."

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

         The following table presents the deposit activity of the Company for the periods indicated.


                                                             YEAR ENDED JUNE 30,
                                                      --------------------------------
                                                        1999        1998        1997
                                                      --------    --------    --------
                                                               (IN THOUSANDS)
Deposits....................................          $691,858    $449,609    $432,876
Withdrawals.................................           682,088     466,515     387,593
                                                      --------    --------    --------
Net deposits/withdrawals....................             9,770     (16,906)     45,283
Interest credited on deposits...............             7,325       7,013       6,554
                                                      --------    --------    --------
Total increase (decrease) in deposits.......          $ 17,095    $ (9,893)   $ 51,837
                                                      ========    ========    ========

         The Company attributes the increase in deposits before interest credited during fiscal 1999 primarily to the increase in wholesale brokered and non-brokered certificates of deposit as well as an increase in money market deposit accounts. Management believes the likelihood for retention of brokered certificates of deposit is more a function of the rate paid on such accounts as compared to retail deposits which may be established due to Bank location or other intangible reasons. Brokered deposits totaled $101.2 million at June 30, 1999, as compared to $81.4 million at June 30, 1998. The increase in brokered deposits is due to attractive rates offered on the brokered deposits. The average maturity of brokered deposits at June 30, 1999 was four months as compared to eight months at June 30, 1998. The average rate paid on brokered deposits for the fiscal year ended June 30, 1999 was 5.63% as compared to 6.13% for the fiscal year ended June 30, 1998.

         At June 30, 1999, the Company had outstanding $97.8 million in certificates of deposit in amounts of $100,000 or more maturing as follows:


                                                                        AMOUNT AT
                                                                      JUNE 30, 1999
                                                                     --------------
                                                                     (IN THOUSANDS)
         Three months or less.....................................        $51,523
         Over three through six months............................         25,634
         Over six through twelve months...........................         19,077
         Over twelve months.......................................          1,602
                                                                          -------
             Total................................................        $97,836
                                                                          =======

         The following table sets forth the distribution of the Company's demand deposits and certificate accounts at the dates indicated and the weighted average nominal interest rates on each category of deposits presented. Management does not believe that the use of year end balances instead of average balances in calculating weighted average nominal interest rates resulted in any material difference in the information presented. The jumbo certificates of deposit in the following table contain $101.2 million of brokered certificates of deposit at June 30, 1999, which represent all of the Company's brokered deposits at June 30, 1999.


                                                                                AT JUNE 30,
                            -------------------------------------------------------------------------------------------------------
                                          1998                                  1998                          1997
                            ---------------------------------     -----------------------------   ---------------------------------
                                                    WEIGHTED                           WEIGHTED                          WEIGHTED
                                        PERCENT     AVERAGE                 PERCENT    AVERAGE              PERCENT OF   AVERAGE
                                        OF TOTAL    NOMINAL                 OF TOTAL   NOMINAL                TOTAL      NOMINAL
                                AMOUNT  DEPOSITS     RATE          AMOUNT   DEPOSITS    RATE        AMOUNT   DEPOSITS     RATE
                                ------  --------    -------        ------   --------   -------      ------  ----------   --------
                                                                          (DOLLARS IN THOUSANDS)
DEMAND DEPOSITS:
   Non-interest-bearing...     $ 9,006     3.12%      --%        $  7,738     2.85%       --%      $  7,105       2.52%       --%
   NOW....................       2,789     0.97     1.75            2,701     0.99      1.75          2,594       0.92      1.75
   Money market...........      35,495    12.29     4.37           27,995    10.31      5.10         20,730       7.37      5.20
   Passbook...............      20,962     7.26     2.92           21,158     7.79      2.93         21,952       7.80      2.98
                                ------    -----                  --------    -----                 --------     ------
     Total................      68,252    23.64     3.24           59,592    21.94      3.52         52,381      18.61      3.40

CERTIFICATE ACCOUNTS
(TERM):                         51,931    17.98     5.06           68,050    25.09      5.79         12,650       4.49      5.37
   One to nine months.....       7,759     2.69     5.08           14,290     5.26      5.77         40,309      14.32      5.90
   12 to 20 months........       1,522     0.53     5.55            2,662     0.98      5.83         15,555       5.53      5.73
   24 to 36 months........       2,868     0.99     6.62            2,685     0.99      6.02         19,439       6.90      5.96
   38 to 60 months........          --     0.00       --               --     0.00        --            157       0.06      7.96
   66 to 96 months........     156,382    54.17     5.32          124,340    45.74      6.07        141,021      50.09      6.15
                               -------    -----                  --------    -----                  -------      -----
   Wholesale(1)............    220,462    76.36     5.26          212,027    78.06      5.95        229,131      81.39      6.02
                               -------    -----                  --------    -----                  -------      -----
     Total certificates....
                              $288,714   100.00%    4.78%        $271,619   100.00%     5.42%      $281,512     100.00%     5.53%
                              ========   ======                  ========   ======                 ========     ======
Total deposits.............


(1) Wholesale certificates of deposit have an average maturity of 4.3 months,
8.0 months and 11.6 months at June 30, 1999, 1998 and 1997, respectively.

         The following table presents, by various rate categories, the amount of certificates of deposit outstanding at June 30, 1999, 1998 and 1997, and the periods to maturity of the certificate accounts outstanding at June 30, 1999. At June 30, 1999, brokered certificates of deposit totaled $101.2 million with an average rate of 5.32%.


                                                AT JUNE 30,               PERIOD TO MATURITY FROM JUNE 30, 1999
                                        ---------------------------    --------------------------------------------
                                                                       WITHIN        ONE TO
                                                                        ONE          THREE
                                        1999      1998       1997       YEAR         YEARS     THEREAFTER   TOTAL
                                        -----     -----      -----     ------        ------    ----------   -----
                                                                     (IN THOUSANDS)
CERTIFICATES OF DEPOSIT:
  4.99% and less.................      $ 36,190  $  1,033  $  1,579   $ 31,539     $ 4,057      $   594   $ 36,190
  5.00% to 5.99%.................       162,753   118,081    89,991    153,497       7,770        1,486    162,753
  6.00% to 6.99%.................        21,057    92,344   136,808     18,218       2,189          650     21,057
  7.00% to 7.99%.................           314       430       619        314          --           --        314
  8.00% to 8.99%.................           148       139       134         10          --          138        148
                                       --------  --------  --------   --------     -------      -------   --------

     Total.......................      $220,462  $212,027  $229,131   $203,578     $14,016      $ 2,868   $220,462
                                       ========  ========  ========   ========     =======      =======   ========


     BORROWINGS AND OTHER FINANCING TRANSACTIONS

         Although deposits are the Company's primary source of funds, the Company's policy has been to utilize borrowings as an alternative or less costly source of funds. The Company utilizes borrowings as part of its asset/liability management strategy. Borrowings are secured when management believes it can profitably re-invest those funds for the benefit of the Company. The Company's primary form of borrowing consists of advances from the FHLB-Chicago. These advances are collateralized by the capital stock of the FHLB-Chicago held by the Company and certain of its mortgage loans and mortgage-backed and related securities. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount the FHLB-Chicago will advance to member institutions, including the Company, for purposes other than meeting withdrawals fluctuates from time to time in accordance with policies of the FHLB-Chicago. At June 30, 1999, the Bank's FHLB-Chicago advances totaled $120.0 million, representing 27.6% of total liabilities, an increase from the $117.1 million outstanding at June 30, 1998. For a further discussion of the Company's funding strategy, see Part II, Item 7 of the Company's Annual Report on Form 10-K, "Financial Condition," "Liquidity and Capital Resources" and "Asset/Liability Management."

         The Company's borrowings from time to time include reverse repurchase agreements. The form of reverse repurchase agreement used by the Company involves the sale of securities owned by the Company with a commitment to repurchase the same or substantially the same securities at a predetermined price at a future date, typically within 30 days to six months. These transactions are treated as borrowings collateralized by the securities sold and are therefore included as other borrowings in the Company's Consolidated Financial Statements. These transactions are authorized by the Company's Investment Policy and are governed by agreements with primary government dealers under Public Securities Association Master Repurchase Agreements. At June 30, 1999, reverse repurchase agreements totaled $9.5 million, representing 2.2% of total liabilities. At June 30, 1998 and 1997, the Company had no reverse repurchase agreements outstanding. The Bank has increased its use of reverse repurchase agreements as a funding source because of the attractive short-term interest rates offered on reverse repurchase agreements relative to FHLB advances.

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


                                                                         AT OR FOR THE FISCAL YEAR ENDED JUNE 30,
                                                                         ----------------------------------------
                                                                           1999             1998           1997
                                                                         --------         --------       --------
                                                                                   (DOLLARS IN THOUSANDS)
FHLB-CHICAGO ADVANCES:
  Average balance outstanding.......................................     $126,518         $107,378       $100,384
  Maximum amount outstanding at any month-end during the period.....      132,059          115,573        106,086
  Balance outstanding at end of period..............................      120,044          117,059         92,073
  Weighted average interest rate during the period (1)..............         5.81%            6.10%          5.98%
  Weighted average interest rate at end of period...................         5.59             5.87           6.01
REVERSE REPURCHASE AGREEMENTS:
  Average balance outstanding.......................................     $  4,414         $     --       $  3,717
  Maximum amount outstanding at any month-end during the period.....       18,289               --         11,652
  Balance outstanding at end of period..............................        9,475               --             --
  Weighted average interest rate during the period (1)..............        5.12%               --%          5.96%
  Weighted average interest rate at end of period...................        5.25%               --             --
TOTAL ADVANCES AND REVERSE REPURCHASE AGREEMENTS:
  Average balance outstanding.......................................     $130,932         $107,378       $104,101
  Maximum amount outstanding at any month-end during the period.....      150,348          115,573        111,233
  Balance outstanding at end of period..............................      129,519          117,059         92,073
  Weighted average interest rate during the period (1)..............         5.78%            6.10%          5.98%
  Weighted average interest rate at end of period...................         5.51             5.87           6.01


---------------

(1) Computed on the basis of average monthly balances.


COMPETITION

           The Bank has significant competition in its mortgage, consumer and commercial lending business, as well as in attracting deposits. The Bank's primary competitors for loans are savings banks, thrifts, mortgage banking companies, insurance companies and commercial banks on a local and national basis. Its most direct competition for deposits are savings banks, thrifts, commercial banks and credit unions. Because of the large industrial base in West Allis and surrounding areas, credit unions, formerly affiliated with industry, present formidable competition. These credit unions have obtained community charters, enabling them to attract business from the community at large, rather than just the associated industry. Additionally, these credit unions have certain tax advantages, and, consequently, are able to offer competitive rates. The Bank faces additional competition for funds from a number of institutions, including short-term money market funds and other corporate and government securities funds offered by other financial service companies, such as securities brokerage firms and insurance companies. The Bank also is experiencing increased competition from national and regional banks and savings banks as well as national credit card companies as it focuses on obtaining wholesale funding from sources beyond its primary market area.

SUBSIDIARY ACTIVITIES

         The Bank's wholly-owned subsidiary, Hallmark Planning Service, Inc. ("HPS," formerly West Allis Insurance, Inc.), was organized as a Wisconsin corporation in 1978. During the fiscal year ended June 30, 1999, HPS was engaged primarily in the sale of annuity and mutual fund products. The Bank has a management agreement with HPS whereby HPS reimburses the Bank for certain services it performs and pays rent for occupancy in the West Allis branch office. Net loss for HPS was ($6,313) and ($8,124) for the fiscal years ended June 30, 1999 and 1998, respectively.

         The Bank organized a wholly-owned subsidiary located in Nevada in September 1994 named Hallmark Investment Corp. The purpose of this subsidiary is to manage a portion of the Bank's investment portfolio.

         The Bank established a wholly-owned subsidiary, Hallmark Financial, Inc. (d/b/a Major Finance) during fiscal 1999 to provide subprime lending activities. Major Finance's operations are located in West Allis, Wisconsin. For a further discussion of the Bank's subprime lending activities, see "Lending Activities - Subprime Lending."

PERSONNEL

         At June 30, 1999, the Bank had 80 full-time employees and 10 part-time employees. The employees of the Bank are not represented by a collective bargaining unit and the Bank believes its relationship with its employees to be good.

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

         For federal income tax purposes, the Bank reported its income and expenses primarily on the hybrid method of accounting (i.e., a method that incorporated more than one type of accounting method in determining taxable income) and filed its consolidated federal income tax returns on this basis through June 30, 1987. Beginning with its taxable year ended June 30, 1988, the Bank has adopted an accrual method of accounting. Both before and after the Conversion, the Bank, as a general matter, is and will be subject to the rules of federal income taxation applicable to corporations. Generally, the Internal Revenue Code requires that all corporations, including the Bank, compute taxable income under the accrual method of accounting. For its taxable year ended June 30, 1999, the Bank was subject to a maximum federal income tax rate of 34%.

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

         The Bank is a Wisconsin-chartered stock savings bank and its deposit accounts are insured up to applicable limits by the Federal Deposit Insurance Corporation ("FDIC") under the Savings Association Insurance Fund ("SAIF"). The Bank is subject to extensive regulation by the Wisconsin Department of Financial Institutions, Division of Savings Institutions ("DFI"), as its chartering agency, and by the FDIC, as its deposit insurer and principal federal regulator. The lending and investment authority of the Bank is prescribed by Wisconsin law and regulations, as well as applicable federal law and regulations, and the Bank is prohibited from engaging in any activities not permitted by such law and regulations. The Company is a unitary bank holding company subject to regulatory oversight by the Board of Governors of the Federal Reserve System (the "FRB"), the DFI and the Securities and Exchange Commission ("SEC").

WISCONSIN SAVINGS BANK REGULATION

         Regulations adopted by the DFI govern various aspects of the activities and the operation of Wisconsin-chartered savings banks.

     EXAMINATIONS AND ASSESSMENTS

         The Bank is required to file periodic reports with and is subject to periodic examinations by the DFI. Savings banks are required to pay examination fees and annual assessments to fund the supervisory operations of the DFI. Based on the assessment rates published by the DFI and the Bank's total assets of approximately $479.0 million at December 31, 1998, the Bank paid $14,377 in assessments in the fiscal year ended June 30, 1999.

     LOANS AND INVESTMENTS

         The Bank is authorized to make, invest in, sell, purchase, participate or otherwise deal in mortgage loans or interests in mortgage loans without geographic restriction, including loans made on the security of residential and commercial property. Savings banks also may lend funds on a secured or unsecured basis for business, corporate commercial or agricultural purposes provided the total of all such loans does not exceed 10% of the Bank's total assets, unless the DFI authorizes a greater amount. Loans are subject to certain limitations, including percentage restrictions based on the Bank's total assets.

         Under regulations established for state savings banks by the DFI and implemented by the Administrator of the DFI, the Bank is limited in the amount of commercial real estate and commercial business loans it can hold in its loan portfolio. The DFI approved an increase in the limit for the Bank from 20% to 30% of the Bank's total asset base in March 1999. At June 30, 1999, the Bank had $77.7 million of such loans in its portfolio which represents 16.5% of the Bank's asset base of $469.6 million. Management believes that this expanded regulatory limit will be sufficient to meet the Bank's asset growth and portfolio diversification objectives in fiscal 2000.*

         Savings banks may invest funds in certain types of debt and equity securities, including obligations of federal, state and local governments and agencies. Subject to the prior approval of the DFI, compliance with capital requirements and certain other restrictions, savings banks may invest in residential housing development projects.

Savings banks may invest in service corporations or subsidiaries with the prior approval of the DFI, subject to certain restrictions. The lending and investment powers of Wisconsin savings banks also are limited by FDIC regulations and other federal laws and regulations.

         The Bank's subsidiary operations also are regulated by the FDIC and the FRB. See "Federal Deposit Insurance Corporation Improvement Act" and "Holding Company Regulation." At June 30, 1999, the Bank's subsidiary operations were not under any DFI, FRB or FDIC order to divest or terminate any activity. The lending and investment powers of Wisconsin savings banks also are limited by FDIC regulations and other federal law and regulations. See "Federal Deposit Insurance Corporation Improvement Act of 1991 - Restrictions on State-Chartered Banks."

     LOANS TO ONE BORROWER

         Savings banks may make loans and extensions of credit, both direct and indirect, to one borrower in amounts up to 15% of capital plus an additional 10% for loans fully secured by readily marketable collateral. In addition, savings banks may make loans to one borrower for any purpose in an amount not to exceed $500,000, or to develop domestic residential housing units in an amount not to exceed the lesser of $30 million or 30% of capital, subject to certain conditions. At June 30, 1999, the Bank did not have any loans which exceeded the loans-to-one borrower limitations.

     QUALIFIED THRIFT LENDER REQUIREMENT

         The Bank must qualify for and maintain a level of qualified thrift investments equal to 60% of its assets as prescribed in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended. At June 30, 1999, the Bank maintained 70.39% of its assets in qualified thrift investments and therefore met the qualified thrift lender requirement.

     DIVIDEND LIMITATIONS

         A savings bank which meets its regulatory capital requirement may declare dividends on capital stock based upon net profits, provided that its paid-in surplus equals its capital stock. If the paid-in surplus of the savings bank does not equal its capital stock, the board of directors may not declare a dividend unless at least 10% of the net profits of the preceding half year in the case of quarterly or semi-annual dividends, or 10% of the net profits of the preceding year in case of annual dividends, has been transferred to paid-in surplus. In addition, prior approval of the DFI is required before dividends exceeding 50% of profits for any calendar year may be declared and before a dividend may be declared out of retained earnings. Under the DFI's regulations, a savings bank which has converted from mutual to stock form also would be prohibited from paying a dividend on its capital stock if the effect thereof would cause the regulatory capital of the savings bank to be reduced below the amount required for its liquidation account.

     LIQUIDITY

         Savings banks are required to maintain an average daily balance of liquid assets of not less than 8% of its average daily balance of net withdrawable accounts plus its short-term borrowings. Also required is a "primary liquid assets" ratio of at least 4% of average daily withdrawable accounts and short-term borrowings. Primary liquid assets are defined as primarily short-term liquid assets and U.S. government and U.S. government agency securities. At June 30, 1999, the Bank's daily liquidity ratio was 17.65%.

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

         In addition, FRB regulations provide certain restrictions and limits on loans and other transactions with the Bank's affiliated persons to ensure that such loans and transactions are (i) on terms which would be available to members of the general public for similar credit extensions, or (ii) only under the terms of a benefit or compensation plan which is generally available to employees of the Bank and its affiliates and does not give preference to or otherwise distinguish between such employees.

         The Bank also must comply with Sections 23A and 23B of the Federal Reserve Act relative to transactions with affiliates in the same manner and to the same extent as if the Bank were a Federal Reserve member bank. Generally, Sections 23A and 23B limit the extent to which an insured institution or its subsidiaries may engage in certain covered transactions with an affiliate to an amount equal to 10% of such institution's capital and surplus, plus an aggregate limit on all such transactions with affiliates to an amount equal to 20% of such capital and surplus, and require that all transactions be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, the purchase of assets, issuance of a guaranty and similar other types of transactions. The DFI may, for safety and soundness reasons, impose more stringent restrictions on savings banks but may not exempt transactions from or otherwise abridge Sections 23A and 23B.

         Unless prior approval of the DFI is obtained, a savings bank may not purchase, lease or acquire a site for an office building or an interest in real estate from an affiliated person, including a stockholder owning more than 10% of its capital stock, or from any firm, corporation, entity or family in which an affiliated person or 10% stockholder has a direct or indirect interest.

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

         Deposit insurance premiums for the Bank are currently assessed at the rate of 6.4 cents per $100 of deposits. The Bank's expense related to FDIC premiums was $172,355, $173,713 and $347,650 for the fiscal year ended June 30, 1999, 1998 and 1997, respectively. Deposit premium levels are set in order to permit the SAIF to achieve a ratio of reserves to insured deposits of 1.25%, and the FDIC may adjust assessment rates in order to maintain the target ratio. In addition, the FDIC imposed a one-time, industry-wide, special assessment, which resulted in a premium charge of $739,997 for the Bank's fiscal year ended June 30, 1997. While an increase in premiums for the Bank could have an adverse effect on earnings, a decrease in premiums could have a positive impact on earnings. The Bank does not expect any increase in the insurance premium in the foreseeable future.

         The FDIC insures commercial bank deposits through a separate fund, the Bank Insurance Fund ("BIF"). During 1995, BIF assessment rates were reduced and as a result, BIF member institutions were paying lower deposit insurance premiums than SAIF-member institutions. Legislation passed during 1996 addressed the BIF/SAIF premium disparity and other matters related to deposit insurance obligations. See "Regulatory Legislation Affecting Deposit Insurance."

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

     BROKERED DEPOSITS

         FDIC regulations govern the acceptance of brokered deposits by insured depository institutions. The capital position of an institution determines whether and with what limitations an institution may accept brokered deposits. A "well-capitalized" institution (one that significantly exceeds specified capital ratios) may accept brokered deposits without restriction. "Undercapitalized" institutions (those that fail to meet minimum regulatory capital requirements) may not accept brokered deposits and "adequately capitalized" institutions (those that are not "well-capitalized" or "undercapitalized") may only accept such deposits with the consent of the FDIC. (The definitions of "well-capitalized", "adequately capitalized" and "undercapitalized" governing the acceptance of brokered deposits conform to the definitions used in the regulations implementing the prompt corrective action provisions of the FDICIA.) The Bank is a "well-capitalized" institution and therefore may accept brokered deposits without restriction. At June 30, 1999, the Bank had $101.2 million in brokered deposits.

     UNIFORM LENDING STANDARDS

         Savings institutions must adopt and maintain written policies that establish appropriate limits and standards for extensions of credit that are secured by liens or interests in real estate or are made for the purpose of financing permanent improvements to real estate. These policies must establish loan portfolio diversification standards, prudent underwriting standards (including loan-to-value limits) that are clear and measurable, as well as loan administration procedures and documentation, approval and reporting requirements. The real estate lending policies must reflect consideration of the Interagency Guidelines for Real Estate Lending Policies that have been adopted by federal bank regulators. The Bank has adopted and maintains such policies.

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

         Under FDIC regulations, the Bank must obtain the FDIC's prior approval before directly, or indirectly through a majority-owned subsidiary, engaging "as principal" in any activity that is not permissible for a national bank unless certain exceptions apply. The activity regulations provide that state banks which meet applicable minimum capital requirements would be permitted to engage in certain activities that are not permissible for national banks, including guaranteeing obligations of others, activities which the FRB has found to be closely related to banking and certain securities activities conducted through subsidiaries. The FDIC will not approve an activity that it determines presents a significant risk to the FDIC insurance funds. As a SAIF-insured, state-chartered savings bank which was formerly a state-chartered savings association, the Bank continues to be subject to certain restrictions which are imposed by federal law on state-chartered savings associations. The activities of the Bank and its subsidiary are permissible under applicable federal regulations.

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

An institution that fails to meet the minimum leverage limit requirement must file a capital restoration plan with the appropriate FDIC regional director. At June 30, 1999, the Bank's ratio of Tier 1 capital to total assets was 6.86%, or
3.86 percentage points in excess of the minimum leverage capital requirement, the Bank's Tier 1 capital to risk-weighted assets was 11.60%, or 7.60 percentage points in excess of the FDIC requirement, and the Bank's total capital to risk-weighted assets was 12.56%, or 4.56 percentage points in excess of the FDIC requirement.

     WISCONSIN REGULATION

         Wisconsin-chartered savings banks are required to maintain a minimum capital to assets ratio of 6% and must maintain total capital necessary to ensure the continuation of insurance of deposit accounts by the FDIC. If the DFI determines that the financial condition, history, management or earning prospects of a savings bank are not adequate, the DFI may require a higher minimum capital level for the savings bank. If a savings bank's capital ratio falls below the required level, the DFI may direct the savings bank to adhere to a specific written plan established by the DFI to correct the savings bank's capital deficiency, as well as a number of other restrictions on the savings bank's operations, including a prohibition on the declaration of dividends. At June 30, 1999, the Bank's total capital, as calculated under Wisconsin law, was $34.7 million, or 7.35% of total assets, which was 1.35% in excess of the required amount.

COMMUNITY REINVESTMENT ACT

         Under the Community Reinvestment Act of 1977, as amended (the "CRA"), as implemented by FDIC regulations, the Bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services it believes are best suited to its particular community. The CRA requires the FDIC, in connection with its examination of a bank, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The law requires public disclosure of an institution's CRA rating and also requires the primary regulator to provide a written evaluation of an institution's CRA performance. The Bank's latest CRA rating, received on February 23, 1999, was "satisfactory."

         On May 4, 1995, the federal banking regulators adopted uniform final rules governing the compliance with the CRA by financial institutions. Although the new rules modify the standards used to assess CRA performance, the Bank does not anticipate that its CRA rating will be negatively affected by the new rules.

FEDERAL RESERVE SYSTEM

         Regulation D, promulgated by the FRB, imposes reserve requirements on all depository institutions which maintain transaction accounts or non-personal time deposits. Checking accounts, NOW accounts and certain other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to Regulation D reserve requirements, as are any non-personal time deposits (including certain money market deposit accounts) at a savings institution. For 1997, a depository institution must maintain average daily reserves equal to 3% on the first $49.3 million of transaction accounts and an initial reserve of $1.5 million, plus 10% of that portion of total transaction accounts in excess of $49.3 million. The first $4.4 million of otherwise reservable balances (subject to adjustment by the FRB) are exempt from the reserve requirements. These percentages and threshold limits are subject to adjustment by the FRB. As of June 30, 1999, the Bank met its Regulation D reserve requirements.

         Thrift institutions also have authority to borrow from the Federal Reserve Bank "discount window," but FRB policy generally requires thrift institutions to exhaust all FHLB sources before borrowing from the Federal Reserve System. The Bank had no discount window borrowings as of June 30, 1999.

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

         The Bank, as a member of the FHLB-Chicago, is required to acquire and hold shares of capital stock in the FHLB-Chicago in an amount equal to the greater of (i) 1% of the aggregate outstanding principal amount of residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or (ii) 0.3% of total assets. The Bank is in compliance with this requirement with an investment in FHLB-Chicago stock of $6.5 million at June 30, 1999.
          Among other benefits, the FHLBs provide a central credit facility primarily for member institutions. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB-Chicago. At June 30, 1999, the Bank had $120.0 million in advances from the FHLB-Chicago.

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

         The Company is required to obtain the prior approval of the FRB to acquire all, or substantially all, of the assets of any bank or bank holding company. Prior FRB approval is required for the Company to acquire direct or indirect ownership or control of any voting securities of any bank or bank holding company if, after giving effect to such acquisition, it would, directly or indirectly, own or control more than 5% of any class of voting shares of such bank or bank holding company. The BHCA also prohibits the acquisition by the Company of more than 5% of the voting shares of a bank located outside the State of Wisconsin or of substantially all of the assets of such a bank, unless such an acquisition is specifically authorized by the laws of the state in which such bank is located.

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

     STATE SAVINGS BANK HOLDING COMPANY REGULATION

         In addition to the FRB bank holding company regulations, a bank holding company that owns or controls, directly or indirectly, more than 25% of the voting securities of a state savings bank also is subject to regulation as a savings bank holding company by the DFI. The DFI has not yet issued proposed regulations governing savings bank holding companies.

ACQUISITION OF THE COMPANY

         Under the federal Change in Bank Control Act of 1978, as amended (the "CBCA"), a notice must be submitted to the FRB if any person (including a company), or group acting in concert, seeks to acquire 10% or more of the Company's shares of Common Stock outstanding, unless the FRB has found that the acquisition will not result in a change in control of the Company. Under the CBCA, the FRB has 60 days within which to act on such notices, taking into consideration certain factors, including the financial and managerial resources of the acquirer, the convenience and needs of the communities served by the Company and the Bank, and the anti-trust effects of the acquisition. Under the BHCA, any company would be required to obtain prior approval from the FRB before it could obtain "control" of the Company within the meaning of the BHCA. Control is generally defined to mean ownership or power to vote 25 percent or more of any class of voting securities of the Company or the ability to control in any manner the election of a majority of the Company's directors. In addition, the BHCA prohibits the acquisition of the Company by a bank holding company located outside the State of Wisconsin, unless such acquisition is specifically authorized by Wisconsin law. See "Holding Company Regulation."

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

         The amount of the assessment to the Bank was $740,000. The special assessment was recorded on September 30, 1996 and had the effect of reducing the Bank's earnings and capital by the after-tax amount of the assessment as of the date of enactment, which was $450,000 or $0.16 per share. As described below, with the recapitalization of the SAIF/BIF and SAIF regular premiums will be comparable, therefore, FDIC premium expense is expected to be reduced in future periods.

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

     In December 1997, the Bank purchased a former Security Bank, S.S.B. facility in Glendale, Wisconsin for $2.5 million. The Bank intends to finalize plans for a new full-service banking facility at the Glendale location in fiscal 2000.* The Bank currently leases a portion of the Glendale facility to various tenants and operates certain administrative functions out of the remaining portion of such facility. A list of the Bank's administrative and full-service offices is as follows:


                                                                                                  NET BOOK VALUE
                                                                                                 OF PROPERTIES AND
                                                            YEAR                                  IMPROVEMENTS AT
OFFICE LOCATION                                            OPENED                                  JUNE 30, 1999
---------------                                            ------                                -----------------

West Allis/Home Office                                      1919                                   $  259,000
7401 West Greenfield Avenue
West Allis, WI  53214

New Berlin Office                                           1989                                      951,000
15600 West Cleveland Avenue
New Berlin, WI  53151

Greenfield Office                                           1988                                      999,000
5101 South 27th Street
Greenfield, WI  53221

Glendale Office                                             1998                                    2,533,000
5555 N. Port Washington Road
Glendale, WI  53217
                                                                                                   ----------
Net Book Value:                                                                                    $4,742,000
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

         In March 1993, the Bank recognized losses of $250,000 to provide an allowance for capitalized real estate taxes, legal fees and other expenses related to the attempted acquisition of the property. During fiscal 1999, Milwaukee County foreclosed on the property, which terminated the Bank's interest in the property, if any. The Bank believes its current position does not expose it to liability in connection with clean-up expenses or other expenses related to the property, including without limitation liabilities arising under the Comprehensive Environmental Response, Compensation and Liability Act.*

ITEM 3.  LEGAL PROCEEDINGS

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 1999.

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

         JAMES D. SMESSAERT, age 61, is President, Chief Executive Officer and Chairman of the Board of the Company, has been President, Chief Executive Officer and a director of the Bank since 1983, and became Chairman of the Board effective July 1, 1993. Prior to joining the Bank, Mr. Smessaert was Executive Vice President of Advantage Bank, formerly Kenosha Savings and Loan Association. Mr. Smessaert is past President of the Milwaukee Council of the Wisconsin League of Financial Institutions. He currently serves as Secretary and as a member of the Legislative and Executive Committees of the Wisconsin League of Financial Institutions. Mr. Smessaert also is immediate past Chairman of the West Allis Chamber of Commerce and past Chairman of the West Allis Business Expo.

         PETER A. GILBERT, age 51, is Corporate Secretary and Executive Vice President, Chief Operating Officer and a director of the Bank effective August 1, 1995, and a director of the Company effective August 22, 1995. Prior to joining the Bank, Mr. Gilbert was President and CEO of Valley Real Estate Services Corp., a mortgage banking subsidiary of Valley Bancorporation located in Sheboygan, Wisconsin, from 1992 to 1994, and Managing Director of Gilbert and Associates, a financial services consulting firm located in Encinitas, California, from 1988 to 1992.

         ARTHUR E. THOMPSON, age 39, is Chief Financial Officer and Treasurer of the Company and has been Senior Vice President of the Bank since March 1993. Mr. Thompson joined the Bank in 1985 as the Controller and served as Vice President and Treasurer from 1987 to March 1993. Mr. Thompson also is a director of the Bank's subsidiary, Hallmark Investment Corp. Prior to joining the Bank, Mr. Thompson was an accountant at Hopkins Savings & Loan Association from 1984 to 1985 and Assistant Controller at West Bend Savings & Loan Association from 1983 to 1984.
Mr. Thompson is a Certified Public Accountant.

         ELIZABETH S. BORST, age 37, is Senior Vice President of the Company and has been Senior Vice President of Sales and Marketing of the Bank since November 1995. Ms. Borst served as Vice President-Marketing from 1993 to 1995. Ms. Borst also is a director of the Bank's subsidiary, Hallmark Planning Services, Inc.

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

         As of August 31, 1999, there were 329 holders of record and an estimated 1,279 beneficial holders owning a total of 2,731,941 voting shares.

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

                                                                                        AT JUNE 30,
                                                              -------------------------------------------------------------
                                                                1999          1998         1997         1996         1995
                                                              --------     ----------   ----------   ----------    --------
                                                                                      (IN THOUSANDS)
SELECTED FINANCIAL CONDITION DATA:
Total assets.........................................         $469,659     $438,374     $409,820      $377,157     $259,477
Loans receivable, net................................          281,120      280,889      273,556       224,807      142,321
Cash and cash equivalents............................            8,599        8,184        8,755         4,825        6,820
Securities available-for-sale........................          100,468       66,445       29,518        37,284       33,108
Investment securities and certificates of deposit....               --          388          780           978          590
Mortgage-backed and related securities...............           54,618       65,282       85,430        97,332       66,781
Deposits.............................................          288,714      271,619      281,512       229,675      152,167
FHLB advances and other borrowings...................          129,519      117,059       92,073       113,954       76,779
Shareholders' equity.................................           34,496       33,453       29,672        27,011       25,260


                                                                               FISCAL YEAR ENDED JUNE 30,
                                                              -------------------------------------------------------------
                                                                1999          1997         1997         1996         1995
                                                              ---------    ----------   ----------   ----------   ---------
                                                                          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
SELECTED OPERATIONS DATA:
Total interest income................................          $34,298      $32,227      $29,823       $22,894      $14,560
Total interest expense...............................           22,814       21,586       20,210        15,348        8,743
                                                               -------      -------    ---------     ---------      -------
  Net interest income................................           11,484       10,641        9,613         7,546        5,817
Provision for loan losses............................              480          800          650           367          248
                                                              --------     --------     --------      --------     --------
  Net interest income after provision for loan losses           11,004        9,841        8,963         7,179        5,569
Non-interest income:
  Loan servicing and loan-related fees...............              334          349          251           233          238
  Depository fees and service charges................              451          429          478           494          464
  Gain on sale of loans..............................              892          297           95            75           23
  Gain (loss) on sale of securities and
    mortgage-backed and related securities, net......               68           (8)           7            72         (102)
  Other non-interest income..........................              337          141          197           388          375
                                                             ---------     --------     --------      --------     --------
Total non-interest income............................            2,082        1,208        1,028         1,262          998
Total non-interest expense...........................            8,451        6,847        7,046         5,554        4,785
                                                              --------     --------     --------      --------      -------
Income before income tax expense.....................            4,635        4,202        2,945         2,887        1,782
Income tax expense...................................            1,505        1,403        1,026         1,009          708
                                                              --------     --------     --------      --------     --------
    Net income.......................................         $  3,130     $  2,799     $  1,919     $   1,878     $  1,074
                                                              ========     ========     ========     =========     ========
    Earnings per share (basic).......................         $   1.13     $   1.01     $   0.71     $    0.70     $   0.38
                                                              ========     ========     ========     =========     ========
    Earnings per share (diluted).....................         $   1.10     $   0.97     $   0.68     $    0.68     $   0.37
                                                              ========     ========     ========     =========     ========

                                                                           AT OR FOR THE FISCAL YEAR ENDED JUNE 30,
                                                            ---------------------------------------------------------------
                                                                1999          1998         1997         1996         1995
                                                            -----------    ----------   ----------   ----------   ---------
                                                                                  (DOLLARS IN THOUSANDS)
SELECTED FINANCIAL RATIOS AND OTHER DATA:
PERFORMANCE RATIOS
Return on average assets.................................       0.67%         0.67%        0.48%        0.60%        0.51%
Return on average equity.................................       9.08          8.89         6.83         7.17         4.39
Interest rate spread during period(1)....................       2.18          2.22         2.06         1.97         2.34
Net interest margin(1)...................................       2.54          2.63         2.48         2.45         2.89
Non-interest expense to average assets...................       1.81          1.64         1.77         1.76         2.29
Non-interest income to average assets....................       0.44          0.29         0.26         0.40         0.48
Average interest-earning assets to
 average interest-bearing liabilities....................       1.08x         1.08x        1.08x        1.10x        1.13x

ASSET QUALITY RATIOS
Non-performing loans to gross loans(2)...................       0.81%         0.49%        0.22%        0.04%        0.09%
Non-performing assets to total assets(2).................       0.70          0.32         0.16         0.03         0.06
Allowance for loan losses to non-performing loans........     109.19        166.36       282.37     1,153.27       666.43
Ratio of allowance for loan losses to gross loans........       0.89          0.81         0.62         0.50         0.62
Net charge-offs to average gross loans...................       0.05          0.08         0.04         0.05         0.05

CAPITAL RATIOS(3)
Average shareholders' equity to average assets...........       7.36          7.54         7.07         8.30        11.70
Shareholders' equity to total assets at end of period....       7.34          7.63         7.24         7.16         9.73

OTHER DATA
Number of deposit accounts...............................     15,441        16,054       18,064       18,070       19,285
Number of real estate loans outstanding..................      3,306         3,620        3,824        3,654        2,922
Number of real estate loans serviced.....................      3,687         4,063        4,360        4,111        3,419
Number of consumer loans outstanding.....................      3,011         3,229        3,310        3,705        5,322
Number of commercial loans outstanding...................        129            90           32           --           --
Loan originations/purchases..............................   $258,960      $162,637     $118,108     $140,313      $70,175
Full-service facilities..................................          3             3            3            3            3


-----------------------

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

GENERAL

         When used in this Annual Report on Form 10-K or future filings with the Securities and Exchange Commission, in quarterly reports or press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, various words or phrases are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include words and phrases such as "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," "intend" or similar expressions and various other statements indicated herein with an asterisk after such statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors could affect the Company's financial performance and could cause actual results for future periods to differ materially from those anticipated or projected. Such factors include, but are not limited to: (i) general market interest rates, (ii) general economic conditions, (iii) legislative/regulatory changes, (iv) monetary and fiscal policies of the U.S. Treasury and Federal Reserve, (v) changes in the quality or composition of the Company's loan and investment portfolios, (vi) demand for loan products, (vii) deposit flows, (viii) competition, (ix) demand for financial services in the Company's markets, and (x) changes in accounting principles, policies or guidelines.

         The Company does not undertake and specifically disclaims any obligation to update any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

         Hallmark Capital Corp. (the "Company") is a holding company incorporated under the laws of the State of Wisconsin and is engaged in the financial services business through its wholly-owned subsidiary, West Allis Savings Bank (the "Bank"), a Wisconsin state-chartered stock savings bank headquartered in Milwaukee, Wisconsin. The Company's initial public offering was consummated in December 1993, and the Company acquired all of the outstanding common stock of the Bank issued in the mutual to stock conversion of the Bank (the "Conversion") on December 30, 1993.

         The Company's primary strategy since the Conversion has been to focus on effectively utilizing the capital acquired in the Conversion through asset growth and asset portfolio diversification into higher-yielding assets. This strategy resulted in an increase in the Company's asset size from $179.6 million at June 30, 1994 to $469.6 million at June 30, 1999. The Company's asset growth has come primarily through (i) the origination and purchase of mortgage loans (principally loans secured by one-to-four family owner-occupied homes) within and outside of the Company's primary lending area, (ii) the purchase of mortgage-backed and related securities, and (iii) the origination and purchase of commercial real-estate and business loans within and outside of the Company's primary lending area. This asset growth was funded through significant increases in Federal Home Loan Bank ("FHLB") advances and other borrowings, and increases in deposits consisting primarily of brokered and non-brokered wholesale deposits. The Company's asset portfolio diversification has been, and continues to be, achieved by altering the composition of loans and securities originated, purchased, sold and held in the total asset portfolio. In particular, the Company has focused on originating and purchasing higher-yielding multi-family, commercial real estate and commercial business loans secured by properties or assets located within the Company's primary lending area (as defined herein), to either replace or supplement lower-yielding one-to-four family mortgage loans and principal run-off from the mortgage securities portfolio.* As part of its asset portfolio diversification strategy, the Company established a new commercial lending division in fiscal 1997 to originate commercial/industrial real estate term loans, construction loans, equipment leasing, inventory/ equipment/receivables financing, lines of credit, letters of credit and government loan programs both within and outside of the Company's primary lending area. In fiscal 2000, the Company intends to continue its asset portfolio diversification strategy while maintaining a steady rate of growth of its asset base.*

         In fiscal 2000, the Company's business strategy is to continue its focus on increasing net interest income and generating additional non-interest income from existing and new revenue sources.* In order to increase net interest income, the Company intends to continue to utilize its asset portfolio diversification strategy of selling lower-yielding assets such as securities and one-to-four family mortgage loans that conform to Federal Home Loan Mortgage Corporation ("FHLMC") and Federal National Mortgage Association ("Fannie Mae") guidelines in the secondary market to provide liquidity to fund higher-yielding one-to-four family non-conforming mortgage, multi-family, commercial real estate and commercial business loan originations and purchases, increase non-interest income and maintain adequate levels of capital.* The Company anticipates that increased sales of one-to-four family conforming mortgage loans will decrease the proportion of the gross loan portfolio represented by such loans and will increase non-interest income as a result of increased gains on the sales of such loans.*

         Portfolio diversification in fiscal 2000 also will include an increased level of purchases of loans or participation interests in loans originated by other lenders both within and outside the Company's primary lending area.* The Company anticipates that slightly over half of the asset growth in fiscal 2000 will come from residential and commercial loan and participation interest purchases outside of its primary lending area.* Loans purchased, or participation interests purchased, which relate to properties or business assets located outside of the Company's primary lending area will primarily consist of higher-yielding non-conforming one-to-four family, multi-family, commercial real estate, multi-family construction, commercial real estate construction and commercial business loans.* In fiscal 2000, the Company projects total loan and participation interest purchases which relate to residential and commercial properties or business assets to be approximately $90 million compared to $56.9 million in fiscal 1999.* The Company anticipates that approximately $50 million of such amount will relate to one-to-four family non-conforming mortgage loans secured by properties located outside of the Company's primary lending area and the balance (approximately $40 million) will relate to the purchase of multi-family, multi-family construction, commercial real estate, commercial construction and commercial business loans secured by properties and assets located both inside and outside its primary lending area.* In deciding whether or not to purchase a loan or participation interest in a loan secured by properties or business assets located outside of the Company's primary lending area, management of the Company has applied, and will continue to apply, underwriting guidelines at least as strict as those applicable to the origination of similar loans within its primary lending area.*

         In fiscal 2000, the Company will evaluate opportunities to purchase one-to-four family mortgage loans which conform to FHMLC and Fannie Mae underwriting guidelines and non-conforming portfolio loans which are not sold in the secondary agency market due to underwriting characteristics that do not conform to the secondary agency market.* Purchases of conforming and non-conforming one-to-four family mortgage loans will include lending opportunities on a national basis. One-to-four family non-conforming loans also will be originated by the Company within its primary lending area.

         In fiscal 2000, the Company also intends to continue increasing the activities of its commercial lending division as another element of its overall portfolio diversification strategy.* The focus of the Company's commercial lending operation will be the origination and purchase of small business loans and leases.* During fiscal 1999, the Company originated and purchased $137.7 million of multi-family, commercial real estate, multi-family construction, commercial construction and commercial business loans, lines of credit and leases. Management currently projects that the commercial lending division will increase its level of originations and purchases to approximately $150 million in new commercial loans, lines of credit and leases during fiscal 2000.* Management believes the commercial lending component of its operations will benefit the Company longer term and contribute to a long-term increase in net income and return on equity.* The commercial lending division also has enhanced the Company's core deposit base, through the establishment of new deposit relationships with the commercial lending division's customers.

         The Company also intends to enhance earnings in fiscal 2000 through non-interest fee income generated from the Company's new mortgage banking subsidiary, Hallmark Financial, Inc. (d/b/a Major Finance).* Major Finance was established at the end of fiscal 1999 to provide lending activities involving higher credit risk financial services (also known as subprime lending). Major Finance currently acts as a broker of non-conforming subprime residential and commercial mortgage loans. The Company anticipates that the majority of Major Finance's subprime lending activity will relate to residential mortgage loans as opposed to commercial real estate loans in fiscal 2000.*. As a broker, Major Finance interviews prospective borrowers, completes a loan application, collects and verifies financial data on the borrower and submits the loan file to a potential lender or investor. The lender or investor makes the final underwriting decision and closes the loan in their own name. Major Finance receives a fee directly from the lender or investor for its brokering services but Major Finance does not fund or retain the loan in its portfolio. The Company intends to evaluate opportunities to broker subprime loans both within and outside of its primary market area. Management estimates that Major Finance will broker approximately $7.5 million in subprime loans, generating approximately $175,000 in fee income of such loans in fiscal 2000.* The borrowers on such loans typically have credit deficiencies on their credit history, such as late mortgage loan payments, low credit scores, foreclosures or bankruptcies. Other non-conforming factors which may result in a loan being classified as subprime include higher debt-to-income ratios, no down payment, limited documentation, high cash-out refinances or no verification of the borrower's income or assets. A secondary market of private investors and mortgage bankers provides a mechanism for the underwriting, funding, sale and servicing of subprime loans. Due to the higher degree of credit risk inherent in this type of lending, subprime residential mortgage loan rates generally are higher yielding compared to conventional one-to-four family mortgage rates, and if sold in the secondary market, a higher origination fee and yield spread premium are generally paid in connection with such loans.

         The Company currently intends to broker all subprime loans originated by Major Finance on a service released basis in fiscal 2000.* However, in the event management decides to originate, service and retain any subprime loans in its portfolio in fiscal 2000, instead of solely brokering such loans, a risk assessment and risk management policy would be established in advance and approved by the Company's Board of Directors. See "Lending Activities - Subprime Lending."

         During fiscal 2000, the Company also intends to increase its non-interest income by expanding the residential lending and commercial banking fee income producing divisions.* The Company expects one-to-four family mortgage loan originations to remain strong despite the generally higher level of market interest rates.* It is currently anticipated that substantially all of the 30-year fixed rate conforming one-to-four family mortgage loans originated in fiscal 2000 will be sold in the secondary market resulting in income from gains on loans sold.* The Company also expects increased fee income from the commercial banking division resulting from a growth in business deposit relationships and loan originations.* The Company expects its insurance subsidiary, Hallmark Planning Services, Inc., to continue to generate fee income from investment product and annuity sales.* The Company also has recently implemented a program for mortgage contract cash processing within the commercial lending division, a service intended to generate fee income.* The Bank acts as a partial sub-servicer, providing a cash/processing function for nationally-originated commercial real estate loans.

         The Company also intends to expand its community "relationship banking" focus by targeting cross sales opportunities to individuals and businesses through customer segmentation and database marketing, planning the opening of a new retail location at the Company's headquarters in Glendale, Wisconsin, and expanding the delivery of products and services through the Internet.*

COMPARISON OF OPERATING RESULTS FOR THE FISCAL YEARS ENDED JUNE 30, 1999 AND
1998

     GENERAL

         Net income for the fiscal year ended June 30, 1999 increased 11.8% to $3.1 million from $2.8 million for fiscal 1998. The increase in net income was primarily attributable to an increase in net interest income and non-interest income. Net interest income before the provision for losses on loans increased to $11.5 million for the fiscal year ended June 30, 1999 from $10.6 million for fiscal 1998, primarily as a result of higher average interest-earning assets during fiscal 1999 as compared to fiscal 1998. Non-interest income increased by $874,000 to $2.1 million for the fiscal year ended June 30, 1999 from $1.2 million for fiscal 1998. The increase in non-interest income was primarily due to a increase in gain on the sale of loans which increased $595,000 to $892,000 for the fiscal year ended June 30, 1999 from $297,000 for fiscal 1998, an increase in other non-interest income of $134,000 to $226,000 for the fiscal year ended June 30, 1999 from $92,000 for fiscal 1998, an increase in gains on the sale of securities available-for-sale and mortgage-backed and related securities available-for-sale to $68,000 for the fiscal year ended June 30, 1999 from a loss of $8,000 for fiscal 1998, an increase in insurance commissions of $41,000 to $90,000 for the fiscal year ended June 30, 1999 from $49,000 for fiscal 1998 and an increase in service charges on deposit accounts of $22,000 to $451,000 for the fiscal year ended June 30, 1999 from $429,000 for fiscal 1998. The increases were partially offset by a decrease in loan servicing fees of $40,000 to $21,000 for the fiscal year ended June 30, 1999 from $61,000 for fiscal 1998. Non-interest expense increased $1.7 million to $8.5 million for the fiscal year ended June 30, 1999 from $6.8 million for fiscal 1998, primarily as a result of an increase in compensation and benefits expense of $1.0 million to $5.0 million for the fiscal year ended June 30, 1999 from $4.0 million for fiscal 1998, an increase in occupancy and equipment of $447,000 to $1.6 million for the fiscal year ended June 30, 1999 from $1.2 million for fiscal 1998 and an increase other non-interest expense of $123,000 to $1.3 million for the fiscal year ended June 30, 1999 from $1.2 million for fiscal 1998. The increase in non-interest expense was partially offset by a decrease in marketing expense of $28,000 to $352,000 for the fiscal year ended June 30, 1999 from $380,000 for fiscal 1998. Net income also was increased by a decrease in the provision for losses on loans to $480,000 for fiscal 1999 from $800,000 for fiscal 1998.

         Return on average equity increased to 9.08% for the fiscal year ended June 30, 1999 from 8.89% for fiscal 1998. Return on average assets was .67% for the fiscal year ended June 30, 1999 and 1998. The increase in return on average equity was primarily due to the increases in net income and treasury stock. The Company's principal investment focus during the fiscal year ended June 30, 1999 was the origination and purchase of mortgage and commercial loans. The asset growth primarily was funded through increases in FHLB advances, securities sold under agreements to repurchase, wholesale certificates of deposit, money market deposits and sales of loans in the secondary market.

     NET INTEREST INCOME

         Net interest income increased 7.9% to $11.5 million for fiscal 1999 from $10.6 million for fiscal 1998. Interest income increased $2.1 million in fiscal 1999, while interest expense increased $1.2 million. The level of net interest income primarily reflects a 11.8% increase in average interest-earning assets during fiscal 1999 and a 5.1% increase in the excess of the Company's average interest-earning assets over average interest-bearing liabilities to $30.5 million for fiscal 1999 from $29.0 million for fiscal 1998, partially offset by a decrease in interest rate spread to 2.18% for fiscal 1999 from 2.22% for fiscal 1998. The decreased interest rate spread for fiscal 1999 is primarily a result of the Company's refinancing of loans that carry lower interest rates.

     INTEREST INCOME

         Interest income increased 6.4% to $34.3 million for fiscal year 1999 from $32.2 million for fiscal 1998. The increase in interest income was the result of an increase in average interest-earning assets of 11.8% to $452.0 million for fiscal 1999 from $404.3 million for fiscal 1998, partially offset by a decrease of 38 basis points in the yield on interest-earning assets to 7.59% for fiscal 1999 from 7.97% for fiscal 1998. Interest income on loans decreased 1.0% to $23.5 million for fiscal 1999 from $23.8 million for fiscal 1998. The decrease was the result of a decrease in average yield to 8.27% for fiscal 1999 from 8.49% for fiscal 1998, partially offset by an increase in average gross loans of 1.6% to $284.7 million for fiscal 1999 from $280.2 million for fiscal 1998. Gross loans increased primarily as a result of the Company retaining substantially all of its adjustable and short-term fixed rate loan originations, purchasing more loans in the secondary market and increases in multi-family and commercial components of the portfolio. The decrease in yield is attributable to the increase in loans refinanced at lower interest rates. Interest income on mortgage-backed securities decreased 63.4% to $1.0 million for fiscal 1999 from $2.8 million for the comparable 1998 period. The decrease was primarily due to a decrease in average balances to $14.6 million for fiscal 1999 from $40.0 million for fiscal 1998, partially offset by an increase in average yield to 7.08% for the 1999 period from 7.06% for the 1998 period. Interest income on mortgage-related securities increased 11.5% to $2.8 million for fiscal 1999 from $2.5 million for fiscal 1998. The increase was primarily due to an increase in average balances to $43.0 million for fiscal 1999 from $37.2 million for fiscal 1998, partially offset by a decrease in average yield to 6.59% for the 1999 period from 6.84% for the 1998 period. The increase in average yield on mortgage-backed securities was primarily due to the higher level of repayments on the adjustable rate securities portion of this portfolio which carry lower interest rates. The decrease in average yield on mortgage related securities was primarily due to the accelerated amortization of purchase premiums due to faster than projected principal repayments during fiscal 1999. The decline in average balances of mortgage-backed securities and is due to management's decision to increase the securities available-for-sale portfolio. Interest income on investment securities and securities available-for-sale increased 140.6% to $6.5 million for fiscal 1999 from $2.7 million for fiscal 1998. The increase was primarily due to an increase in average balance to $103.2 million for fiscal 1999 from $41.2 million for fiscal 1998, partially offset by a decrease in average yield to 6.25% for the 1999 period from 6.51% for the 1998 period. The lower average yield was primarily attributable to the lower interest rate environment during the 1999 period as compared to the 1998 period and the short-term maturity of the securities in this portfolio.

      INTEREST EXPENSE

         Interest expense increased 5.7% to $22.8 million for fiscal 1999 from $21.6 million for fiscal 1998. The increase was primarily the result of an 12.3% increase in the average amount of interest-bearing liabilities to $421.5 million for fiscal 1999 compared to $375.3 million for fiscal 1998, partially offset by a decrease in the average rate paid on interest-bearing liabilities to 5.41% for the 1999 period from 5.75% for the 1998 period. The increased balances of certificates of deposit (including brokered deposits), money market deposit accounts, NOW accounts and borrowings at lower average interest rates was the primary reason for the decrease in the average rate paid on the interest-bearing liabilities for fiscal 1999 as compared to fiscal 1998. Interest expense on deposits increased 1.4% to $15.2 million for fiscal 1999 from $15.0 million for the comparable 1998 period. The increase was the result of an increase in average balances of 8.6% to $287.4 million for fiscal 1999 from $264.8 million for the comparable 1998 period, partially offset by a decrease in the average rate paid to 5.28% for the 1999 period from 5.65% for the 1998 period. The increase in deposits was primarily due to an increase of 5.7% in certificates of deposit (including brokered deposits) to $228.0 million for fiscal 1999 from $215.7 million for the 1998 period, with a decrease in the average rate paid on such deposits to 5.60% for the 1999 period from 6.01% for the 1998 period. Money market deposit accounts increased 41.0% to $35.6 million for fiscal 1999 from $25.2 million for the comparable 1998 period, with a decrease in the average rate paid on such deposits to 4.88% for the 1999 period from 5.23% for the 1998 period. Money market deposit accounts increased primarily due to aggressive marketing and a competitive rate offered during fiscal 1999. NOW accounts increased 4.9% to $2.8 million for fiscal 1999 from $2.6 million for the comparable 1998 period, with an increase in average rate paid to 1.74% for the 1999 period from 1.71% for the 1998 period. The Company's increase in certificates of deposit was the result of aggressive marketing and pricing and the use of brokered certificates of deposit. Of the $228.0 million in the average balance of certificates of deposit for fiscal 1999, $101.5 million, or 44.5%, represented brokered certificates of deposit compared to $81.4 million, or 37.8%, for the 1998 period. The average rate paid on brokered certificates of deposit decreased to 5.63% for fiscal 1999 from 6.13% for the comparable 1998 period. The decrease was primarily due to the lower interest rate environment during the 1999 period as compared to the 1998 period. Interest on borrowings (FHLB advances and reverse repurchase agreements) increased 15.7% to $7.6 million for fiscal 1999 from $6.5 million for the comparable 1998 period. The increase was primarily due to the increase in average balance to $131.2 for fiscal 1999 from $107.4 for the comparable 1998 period, partially offset by a decrease in average rate paid to 5.78% for fiscal 1999 from 6.10% for the 1998 period.

      PROVISION FOR LOSSES ON LOANS

         The provision for losses on loans decreased to $480,000 for fiscal 1999 from $800,000 for fiscal 1998. The level of allowance for losses on loans generally is determined by the Bank's historical loan loss experience, the condition and composition of the Bank's loan portfolio and general economic conditions. Management anticipates that as the Company's volume of multi-family and commercial/non-residential real estate lending activity continues to increase, the Company will need to build a higher level of allowance for loan losses established through a provision for loan losses.* Based on management's evaluation of the loan portfolio and the increase in gross loans during fiscal 1999, the allowance for losses on loans increased 13.7% to $2.6 million at June 30, 1999 compared to $2.3 million at June 30, 1998. This increase was primarily the result of the increase in the multi-family, multi-family construction, commercial real estate and commercial loan components of the gross loan portfolio which carry a greater degree of inherent credit risk as compared to one-to-four family mortgage lending and also due to an increase in non-performing loans. The ratio of allowance for loan losses to gross loans increased to 0.89% at June 30, 1999 from 0.81% at June 30, 1998. The amount of non-performing loans at June 30, 1999 was $2.4 million or 0.81% of gross loans, compared to $1.4 million or 0.50% of gross loans at June 30, 1998. The increase in non-performing loans during fiscal 1999 primarily relates to the default of a commercial real-estate loan located in the Bank's primary lending area with a balance of $1.1 million.

      NON-INTEREST INCOME

         Non-interest income increased 72.4% to $2.1 million for fiscal 1999 from $1.2 million for the comparable 1998 period. The largest components of the increase were an increase in gains on the sale of loans to $892,000 for fiscal 1999 from $297,000 for the comparable 1998 period, an increase in service charges on loans to $334,000 for fiscal 1999 from $288,000 for the comparable 1998 period, an increase in service charges on deposit accounts to $451,000 for fiscal 1999 from $429,000 for the comparable 1998 period, an increase in gains on the sale of securities and mortgage-backed and related securities to $68,000 for fiscal 1999 from a loss of $8,000 for the comparable 1998 period, an increase in insurance commissions to $90,000 for fiscal 1999 from $49,000 for the comparable 1998 period and an increase in other non-interest income to $226,000 for fiscal 1999 from $92,000 for the comparable 1998 period. The increase in gains on the sale of loans reflects the increase in long-term fixed rate loans sold into the secondary market during the 1999 period as compared to the 1998 period due to a higher level of refinanced loans. Partially offsetting the increases in non-interest income was a decrease in loan servicing fees to $21,000 for fiscal 1999 from $61,000 for the comparable 1998 period. The decrease in loan servicing fees was due to a decrease in the loans serviced due to an increase in prepayments on the serviced loans as well as accelerated amortization of the mortgage servicing right asset based on the decreasing balance of the underlying assets.

      NON-INTEREST EXPENSE

         Non-interest expense increased 23.4% to $8.5 million for fiscal 1999 from $6.8 million for the comparable 1998 period. The increase was primarily due to an increase in compensation and benefits expense of $1.0 million to $5.0 million for fiscal 1999 from $4.0 million for the comparable 1998 period, an increase in occupancy and equipment expense of $447,000 to $1.6 million for fiscal 1999 from $1.2 million for the comparable 1998 period and an increase in other non-interest expense of $123,000 to $1.3 million for fiscal 1999 from $1.2 million for the comparable 1998 period. The increase in non-interest expense was partially offset by a decrease in marketing expense of $28,000 to $352,000 for fiscal 1999 from $380,000 for the comparable 1998 period. The increase in compensation and benefits expense primarily relates to higher salary levels, an increase in the number of full time equivalent employees and an increase in incentive compensation related to the increased volume of loans sold into the secondary market. The increase in occupancy and equipment expense primarily relates to the addition of an administrative facility and increased purchases of bank equipment. The increase in other non-interest income is primarily due to increases in printing, office supplies, organization dues, legal and other miscellaneous expenses.

      INCOME TAX EXPENSE

         Income tax expense increased to $1.5 million for fiscal 1999 from $1.4 million for fiscal 1998. The increase was primarily a result of higher income before income taxes, partially offset by lower state income taxes due to an increase in the amount of interest income not subject to state income taxes.


COMPARISON OF OPERATING RESULTS FOR THE FISCAL YEARS ENDED JUNE 30, 1998 AND
1997

      GENERAL

         Net income for the fiscal year ended June 30, 1998 increased 45.9% to $2.8 million from $1.9 million for fiscal 1997. The increase in net income was primarily attributable to an increase in net interest income. Net interest income before the provision for losses on loans increased to $10.6 million for the fiscal year ended June 30, 1998 from $9.6 million for fiscal 1997, primarily as a result of higher average interest-earning assets during fiscal 1998 as compared to fiscal 1997. Non-interest income increased by $180,000 to $1.2 million for the fiscal year ended June 30, 1998 from $1.0 million for fiscal 1997. The increase in non-interest income was primarily due to a increase in gain on the sale of loans which increased $202,000 to $297,000 for the fiscal year ended June 30, 1998 from $95,000 for fiscal 1997 and a increase in service charges on loans of $123,000 to $288,000 for fiscal year ended June 30, 1998 from $165,000 for fiscal 1997. Also, other non-interest income increased $5,000 to $92,000 for the fiscal year ended June 30, 1998 from $87,000 for fiscal 1997. The increases were offset by a decrease in service charges on deposit accounts of $49,000 to $429,000 for the fiscal year ended June 30, 1998 from $478,000 for fiscal 1997, a decrease in insurance commissions which decreased $61,000 to $49,000 for the fiscal year ended June 30, 1998 from $110,000 for fiscal 1997 and a decrease in loan servicing fees which decreased $25,000 to $61,000 for the fiscal year ended June 30, 1998 from $86,000 for fiscal 1997. Also, gains on the sale of securities and mortgage-backed and related securities decreased $15,000 to a loss of $8,000 for the fiscal year ended June 30, 1998 from a gain of $7,000 for fiscal 1997. Non-interest expense decreased $200,000 to $6.8 million for the fiscal year ended June 30, 1998 from $7.0 million for fiscal 1997, primarily as a result of a one-time industry-wide FDIC special assessment charge of $877,000, partially offset by a refund credit of $137,000 for the fiscal year ended June 30, 1997 and a decrease in deposit insurance premiums of $174,000 to $174,000 for the fiscal year ended June 30, 1998 from $348,000 for fiscal 1997. The decreases were offset by an increase in compensation and benefits expense of $464,000 to $4.0 million for the fiscal year ended June 30, 1998 from $3.5 million for fiscal 1997, an increase in occupancy and equipment of $195,000 to $1.2 million for the fiscal year ended June 30, 1998 from $1.0 million for fiscal 1997 and a increase in marketing expense of $52,000 to $380,000 for the fiscal year ended June 30, 1998 from $328,000 for fiscal 1997. Net income also was reduced by an increase in the provision for losses on loans to $800,000 for fiscal 1998 from $650,000 for fiscal 1997.

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

     NET INTEREST INCOME

         Net interest income increased 10.7% to $10.6 million for fiscal 1998 from $9.6 million for fiscal 1997. Interest income increased $2.4 million in fiscal 1998, while interest expense increased $1.4 million. The level of net interest income primarily reflects a 4.2% increase in average interest-earning assets during fiscal 1998, a 1.2% increase in the excess of the Company's average interest-earning assets over average interest-bearing liabilities to $29.0 million for fiscal 1998 from $28.7 million for fiscal 1997, and by an increased interest rate spread to 2.22% for fiscal 1998 from 2.06% for fiscal 1997. The increased interest rate spread for fiscal 1998 is a result of the Company's origination and purchase of multi-family, commercial real estate and commercial business loans that carry higher interest rates than one-to-four family loans and mortgage-backed and related securities.

     INTEREST INCOME

         Interest income increased 8.1% to $32.2 million for fiscal 1998 from $29.8 million for fiscal 1997. The increase in interest income was the result of an increase in average interest-earning assets of 4.2% to $404.3 million for fiscal 1998 compared to $388.1 million for fiscal 1997 and an increase of 29 basis points in the yield on interest-earning assets to 7.97% for fiscal 1998 from 7.68% for fiscal 1997. Interest income on loans increased 14.7% to $23.8 million for fiscal 1998 from $20.7 million for fiscal 1997. The increase was the result of an increase in the Company's average gross loans of 10.3% to $280.2 million for fiscal 1998 from $254.1 million for fiscal 1997 and an increase in average yield to 8.49% for fiscal 1998 from 8.16% for fiscal 1997. Gross loans increased in fiscal 1998 compared to fiscal 1997 primarily as a result of the Company retaining all of its originated adjustable rate loans and purchasing loans from outside of its primary market. The increase in yield is primarily attributable to the retention of higher rate adjustable-rate loans, and to the higher yields paid on the multi-family and commercial components of the loan portfolio. Interest income on mortgage-backed securities decreased 20.5% to $2.8 million for fiscal 1998 from $3.6 million for fiscal 1997. The decrease was primarily due to a decrease in average balances to $40.0 million for fiscal 1998 from $50.4 million for fiscal 1997, partially offset by an increase in average yield to 7.06% for fiscal 1998 from 7.05% for fiscal 1997. The decrease in mortgage-backed securities is expected to continue in fiscal 1999 as the Company will use the principal prepayments to fund the asset portfolio diversification.* Interest income on mortgage-related securities decreased 5.5% to $2.5 million for fiscal 1998 from $2.7 million for fiscal 1997. The decrease was primarily due to a decrease in average balances to $37.2 million for fiscal 1998 from $40.5 million for fiscal 1997, partially offset by a increase in average yield to 6.84% for fiscal 1998 from 6.65% for fiscal 1997. Interest income on investment securities and securities available-for-sale increased 8.3% to $2.7 million for fiscal 1998 from $2.5 million for fiscal 1997. The increase was primarily due to a increase in average balances to $41.2 million for fiscal 1998 from $37.9 million for fiscal 1997 offset by a decrease in yield to 6.51% for fiscal 1998 from 6.54% for fiscal 1997. The lower average yield was primarily attributable to a larger portion of the average balances maintained in shorter-term investments that carry lower yields. The interest rate environment for fiscal 1998 was marked by decreasing interest rates, especially longer-term interest rates. The lower longer-term interest rates also resulted in increased refinancing of one-to-four family mortgage loans and mortgage-backed and related securities.

INTEREST EXPENSE

         Interest expense increased 6.8% to $21.6 million for fiscal 1998 from $20.2 million for fiscal 1997. The increase was the result of a 4.4% increase in the average amount of interest-bearing liabilities to $375.3 million for fiscal 1998 compared to $359.4 million for fiscal 1997 and an increase in the average rate paid on interest-bearing liabilities to 5.75% for fiscal 1998 from 5.62% for fiscal 1997. The increased average balances of certificates of deposit (including brokered and non-brokered wholesale deposits), money market deposits and borrowings, offset by decreases in lower cost NOW accounts and passbook deposits, was the primary reason for the increase in the average rate paid in fiscal 1998 as compared to fiscal 1997. Interest expense on deposits increased 7.7% to $15.0 million for fiscal 1998 from $13.9 million for fiscal 1997. The increase was the result of an increase in average balances of 5.1% to $264.8 million for fiscal 1998 from $251.8 million for fiscal 1997 and an increase in the average rate paid on deposits to 5.65% for fiscal 1998 from 5.52% for fiscal 1997. The increase in deposits was primarily due to an increase of 2.2% in the average outstanding balance of certificates of deposit to $215.7 million for fiscal 1998 compared to $211.0 million in fiscal 1997 and an increase in average rate paid on certificates of deposit to 6.01% for fiscal 1998 from 5.86% for fiscal 1997. Average money market deposits increased 63.4% to $25.2 million for fiscal 1998 compared to $15.4 million in fiscal 1997 and the average rate paid on such deposits increased to 5.23% for fiscal 1998 from 5.21% for fiscal 1997. Also, NOW accounts increased 10.9% to $2.6 million for fiscal 1998 compared to $2.4 million for fiscal 1997 and the average rate paid on such accounts decreased to 1.71% for fiscal 1998 from 1.73% for fiscal 1997. These increases were partially offset by a decline of 7.9% in passbook accounts to $21.2 million for fiscal 1998 compared to $23.0 million for fiscal 1997 and a decrease in average rate paid to 2.95% for fiscal 1998 from 3.00% for fiscal 1997. Money market deposits increased due to aggressive marketing and an attractive interest rate paid within the Bank's local market area. The Company's increase in certificates of deposit was the result of aggressive marketing and pricing and the use of brokered certificates of deposit. Of the $215.7 million in the average balance of certificates of deposit for fiscal 1998, $81.4 million or 37.8%, represented brokered certificates of deposit compared to $87.1 million, or 41.3% for fiscal 1997. The average rate paid on brokered certificates of deposit increased to 6.13% for fiscal 1998 from 6.11% for fiscal 1997. Interest on borrowings (FHLB advances and reverse repurchase agreements) increased 5.2% to $6.5 million for fiscal 1998 from $6.2 million for fiscal 1997. The increase in borrowings was primarily due to growth in the average balance of FHLB advances of 3.2% to $107.4 million for fiscal 1998 compared to $104.1 million for fiscal 1997. The increase in interest on borrowings also was due to an increase in average rate paid to 6.10% for fiscal 1998 from 5.98% for fiscal 1997, as the Company increased it's use of longer-term fixed-rate advances. FHLB advances will continue to be utilized as the Company continues the implementation of the second phase of its strategic plan by slowing the rate of growth of its asset base and continued focus on asset portfolio diversification in fiscal 1999.*

     PROVISION FOR LOSSES ON LOANS

         The provision for losses on loans increased by 23.1% to $800,000 for fiscal 1998 from $650,000 for fiscal 1997. The level of allowance for losses on loans generally is determined by the Bank's historical loan loss experience, the condition and composition of the Bank's loan portfolio and general economic conditions. Based on management's evaluation of the loan portfolio and the increase in gross loans during fiscal 1998, the allowance for losses on loans increased 32.2% to $2.3 million at June 30 1998 compared to $1.8 million at June 30, 1997. The increase in the level of allowance for losses on loans was primarily the result of the increases in commercial, home equity and commercial real estate loan portfolios which carry a greater degree of inherent credit risk and non-performing loans. The ratio of allowance for loan losses to gross loans increased to 0.81% at June 30, 1998 from 0.62% at June 30, 1997. The amount of non-performing loans at June 30, 1998 was $1.4 million or 0.50% of gross loans compared to $624,000 or 0.22% of gross loans at June 30, 1997.

     NON-INTEREST INCOME

         Non-interest income decreased 17.5% to $1.2 million for fiscal 1998 from $1.0 million for fiscal 1997. The largest components of the increase was an increase in gain on the sale of loans to $297,000 for fiscal 1998 compared to $95,000 for fiscal 1997, an increase in service charges on loans to $288,000 for fiscal 1998 compared to $165,000 for fiscal 1997, and an increase in other non-interest income to $92,000 for fiscal 1998 compared to $87,000 for fiscal 1997. Partially offsetting the increases in non-interest income were decreases in insurance commissions to $49,000 for fiscal 1998 compared to $110,000 for fiscal 1997, a decrease in service charges on deposit accounts to $429,000 for fiscal 1998 compared to $478,000 for fiscal 1997, a decrease in loan servicing fees to $61,000 for fiscal 1998 compared to $86,000 for fiscal 1997 and a decrease in gains on the sale of securities and mortgage-backed and related securities to a loss of $8,000 for fiscal 1998 from a gain of $7,000 for fiscal 1997. The increase in gain on sale of loans reflects the increased volume of loans sold in fiscal year 1998 due to a higher level of refinanced loans. Service charges on loans increased due to the increased loan volume and higher charges associated with commercial type loans. The decrease in insurance commissions reflects the sale of the property and casualty policies of the Company's insurance subsidiary during fiscal 1996. The decrease in gains on the sale of securities and mortgage-backed and related securities reflects management's decision to sell more higher-yielding available-for-sale securities in the 1997 period. The decrease in loan servicing fees reflects decreases in the average balance of the Company's sold loan serviced portfolio.

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

     AVERAGE BALANCE SHEET

         The following table sets forth certain information relating to the Company's consolidated average statements of financial condition and the consolidated statements of income at and for the fiscal years ended June 30, 1999, 1998 and 1997, and reflects the average yields on interest-earning assets and average rates on interest-bearing liabilities for the periods indicated. Such yields and rates are derived by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown. Average balances are derived principally from average monthly balances and include non-accruing loans. The average yields and rates include loan fees which are considered adjustments to loan yield. The amount of interest income resulting from the recognition of loan fees was $312,000, $169,000 and $4,000 for the fiscal years ended June 30, 1999, 1998 and
1997, respectively. The increase in the amount of loan fees recognized in interest income for 1999 as compared to 1998 primarily resulted from the originations of loans with higher fees and the increased refinancing of the loan portfolio. Interest income on non-accrual loans is reflected in the period it is collected and not in the period it is earned. Such amounts are not material to net interest income or net change in net interest income in any period. Non-accruing loans are included in the average balances and do not have a material effect on the average yield.

                                                                                       CONSOLIDATED AVERAGE BALANCE SHEETS
                                                                                             FISCAL YEAR ENDED JUNE 30,
                                                                            --------------------------------------------------------
                                                                                           1999                            1998
                                                                            ---------------------------------- ---------------------
                                                                              AVERAGE     INTEREST    AVERAGE    AVERAGE    INTEREST
                                                                            OUTSTANDING    EARNED/     YIELD/  OUTSTANDING   EARNED/
                                                                              BALANCE       PAID       RATE      BALANCE       PAID
                                                                              -------       ----       ----      -------       ----
                                                                                                        (DOLLARS IN THOUSANDS)
ASSETS:
  Interest-earning assets:
    Mortgage loans.........................................................  $ 265,438  $   21,607     8.14%   $ 267,549   $ 22,390
    Consumer loans.........................................................      4,157         572    13.76        5,280        704
    Commercial loans.......................................................     15,081       1,368     9.07        7,375        700
                                                                             ---------  ----------             ---------   --------
      Total loans..........................................................    284,676      23,547     8.27      280,204     23,794
    Mortgage-backed securities.............................................     14,603       1,034     7.08       40,007      2,825
    Mortgage derivative securities.........................................     43,009       2,835     6.59       37,205      2,543
                                                                             ---------  ----------             ---------   --------
      Total loans and related securities...................................     57,612       3,869     6.72       77,212      5,368
    Investment and other securities........................................     14,550         775     5.33       10,678        711
    Securities available for sale..........................................     88,650       5,680     6.41       30,524      1,972
    Federal Home Loan Bank stock...........................................      6,505         427     6.56        5,661        382
                                                                             ---------  ----------             ---------   --------
      Total interest-earning assets(1).....................................    451,993      34,298     7.59      404,279     32,227
                                                                                        ----------    -----                --------
  Non-interest earning assets..............................................     16,126                            13,315
                                                                             ---------                         ---------
      Total assets.........................................................  $ 468,119                         $ 417,594
                                                                             =========                         =========

LIABILITIES AND RETAINED EARNINGS:
  Deposits:
    NOW accounts...........................................................  $   2,757          48     1.74    $   2,628         45
    Money market deposit accounts..........................................     35,563       1,736     4.88       25,230      1,319
    Passbook...............................................................     21,107         613     2.90       21,194        625
    Certificates of deposit................................................    227,979      12,766     5.60      215,701     12,967
                                                                             ---------  ----------             ---------   --------
      Total deposits.......................................................    287,406      15,163     5.28      264,753     14,956
  Advance payments by borrowers for taxes and insurance....................      2,927          75     2.56        3,139         84
  Borrowings...............................................................    131,164       7,576     5.78      107,378      6,546
                                                                             ---------  ----------             ---------   --------
      Total interest-bearing liabilities...................................    421,497      22,814     5.41      375,270     21,586
                                                                                        ----------    -----                --------
  Other liabilities (Incl. non-interest bearing demand deposits)...........     12,167                            10,848
  Retained earnings........................................................     34,455                            31,476
                                                                             ---------                         ---------
      Total liabilities and retained earnings..............................  $ 468,119                         $ 417,594
                                                                             =========                         =========
Net interest income/interest rate spread(2)................................             $   11,484     2.18%               $ 10,641
                                                                                        ==========    =====                ========
Net earning assets/net interest margin(3)..................................  $  30,496                 2.54%   $  29,009
                                                                             =========                =====    =========
Average interest-earning assets to average interest-bearing liabilities....                   1.07x                            1.08x
                                                                                        ==========                         ========

                                                                             -----------------------------------------------
                                                                               1998                    1997
                                                                             ---------  ------------------------------------
                                                                             AVERAGE      AVERAGE    INTEREST    AVERAGE
                                                                              YIELD/    OUTSTANDING   EARNED/     YIELD/
                                                                               RATE       BALANCE      PAID       RATE
                                                                               ----       -------      ----       ----


ASSETS:
  Interest-earning assets:
    Mortgage loans.........................................................       8.37%   $246,744  $19,849       8.04%
    Consumer loans.........................................................      13.33       6,015      776      12.90
    Commercial loans.......................................................       9.49       1,387      124       8.94
                                                                                          --------  -------
      Total loans..........................................................       8.49     254,146   20,749       8.16
    Mortgage-backed securities.............................................       7.06      50,367    3,552       7.05
    Mortgage derivative securities.........................................       6.84      40,494    2,691       6.65
                                                                                          --------  -------
      Total loans and related securities...................................       6.95      90,861    6,243       6.87
    Investment and other securities........................................       6.66       4,980      294       5.90
    Securities available for sale..........................................       6.46      32,887    2,184       6.64
    Federal Home Loan Bank stock...........................................       6.75       5,217      354       6.79
                                                                                          --------  -------
      Total interest-earning assets(1).....................................       7.97     388,091   29,824       7.68
                                                                                 -----              -------       ----
  Non-interest earning assets..............................................                  9,456
                                                                                          --------
      Total assets.........................................................               $397,547
                                                                                          ========

LIABILITIES AND RETAINED EARNINGS:
  Deposits:
    NOW accounts...........................................................       1.71    $  2,370       41       1.73
    Money market deposit accounts..........................................       5.23      15,444      804       5.21
    Passbook...............................................................       2.95      23,001      691       3.00
    Certificates of deposit................................................       6.01     211,010   12,357       5.86
                                                                                          --------  -------
      Total deposits.......................................................       5.65     251,825   13,893       5.52
  Advance payments by borrowers for taxes and insurance....................       2.68       3,486       94       2.66
  Borrowings...............................................................       6.10     104,101    6,224       5.98
                                                                                          --------  -------
      Total interest-bearing liabilities...................................       5.75     359,412   20,211       5.62
                                                                                 -----              -------       ----
  Other liabilities (Incl. non-interest bearing demand deposits)...........                 10,031
  Retained earnings........................................................                 28,104
                                                                                          --------
      Total liabilities and retained earnings..............................               $397,547
                                                                                          ========
Net interest income/interest rate spread(2)................................       2.22%             $ 9,613       2.06%
                                                                                 =====              =======      =====
Net earning assets/net interest margin(3)..................................       2.63%   $ 28,679                2.48%
                                                                                 =====    ========               =====
Average interest-earning assets to average interest-bearing liabilities....                           1.08x
                                                                                                    =======

-------------------------------



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

                                                  FISCAL YEAR ENDED JUNE 30, 1999         FISCAL YEAR ENDED JUNE 30, 1998
                                                            COMPARED TO                             COMPARED TO
                                                  FISCAL YEAR ENDED JUNE 30, 1998         FISCAL YEAR ENDED JUNE 30, 1997
                                                  -------------------------------         -------------------------------

                                                        INCREASE (DECREASE)                     INCREASE (DECREASE)
                                                               DUE TO                                 DUE TO
                                                  -------------------------------         -------------------------------
                                                                              (IN THOUSANDS)
                                                                   RATE/                                    RATE/
                                                 RATE     VOLUME  VOLUME     NET         RATE     VOLUME   VOLUME    NET
                                                 ----     ------  ------     ---         ----     ------   ------    ---
Interest-earning assets:
  Mortgage loans............................    ($611)    ($177)     $5    ($783)        $800     $1,674     $67   $2,541
  Consumer loans............................       23      (150)     (5)    (132)          26        (95)     (3)     (72)
  Commercial loans..........................      (31)      731     (32)     668            8        535      33      576
  Mortgage-backed securities ...............        8    (1,794)     (5)  (1,791)           5       (731)     (1)    (727)
  Mortgage-derivative securities............      (91)      397     (14)     292           77       (219)     (6)    (148)
  Investment and other securities...........     (142)      258     (52)      64           38        336      43      417
  Securities available for sale.............      (16)    3,755     (31)   3,708          (59)      (157)      4     (212)
  Federal Home Loan Bank stock..............      (10)       57      (2)      45           (2)        30     --        28
                                               ------   -------  ------   ------         ----     ------    ----   ------
     Total..................................     (870)    3,077    (136)   2,071          893      1,373     137    2,403
                                               ------   -------  ------   ------         ----     ------    ----   ------

Interest-bearing liabilities:
  NOW accounts..............................        1         2      --        3           --          4      --        4
  Money market demand accounts..............      (87)      540     (36)     417            3        509       2      514
  Passbook accounts.........................       (9)       (3)     --      (12)         (13)       (54)      1      (66)
  Certificates of deposit...................     (889)      738     (50)    (201)         328        275       7      610
  Advance payments by borrowers
  for taxes and insurance...................       (4)       (6)      1       (9)          (1)        (9)     --      (10)
  Borrowings................................     (344)    1,451     (77)   1,030          122        196       4      322
                                               ------    ------  ------   ------         ----     ------    ----   ------
     Total..................................   (1,332)    2,722    (162)   1,228          439        921      14    1,374
                                               ------    ------  ------   ------         ----     ------    ----   ------
Net change in net interest income...........   $  462    $  355  $   26   $  843         $454     $  452    $123   $1,029
                                               ======    ======  ======   ======         ====     ======    ====   ======

FINANCIAL CONDITION

         Total assets increased $31.3 million or 7.1%, from $438.4 million at June 30, 1998 to $469.7 million at June 30, 1999. This increase is primarily reflected in increases in loans receivable and investment securities available-for-sale, consistent with the Company's strategy of moderate asset growth and asset portfolio diversification. The increase was funded primarily by an increase in FHLB-Chicago advances, securities sold under agreements to repurchase, wholesale brokered and non-brokered deposits and money market deposits.

         Cash and cash equivalents increased 5.1% to $8.6 million at June 30, 1999 compared to $8.2 million at June 30, 1998. The increase is largely attributable to the increase in deposits and borrowings.

         Investment securities decreased to $0 at June 30, 1999 compared to $388,000 at June 30, 1998. The change was primarily the result of management's decision to decrease its portfolio of investment securities, which consist primarily of certificates of deposits in other financial institutions, due to the competitive yields on loans in fiscal 1999 and loan portfolio diversification.

         Securities available-for-sale increased to $100.5 million at June 30, 1999 compared to $66.4 million at June 30, 1998. The increase is the result of management's decision to increase its investment in securities available-for-sale due to favorable competitive yields on such securities and the increased level of repayments received on the loan portfolio. At June 30, 1999, the securities available-for-sale portfolio contained $38.7 million of fixed-rate U.S. government agency securities, $14.1 million of agency and private-issue fixed-rate mortgage-backed securities with a minimum investment rating of AA, $2.8 million of private-issue adjustable-rate mortgage-backed securities with a minimum investment rating of AA, $12.9 million of fixed-rate intermediate-term tranche CMOs with a minimum investment rating of AAA, $25.8 million of floating-rate tranche CMOs with a minimum investment rating of AA, $4.8 million in trust preferred securities, $1.0 million of adjustable-rate mortgage mutual funds and $410,000 of municipal bonds.

         Mortgage-backed and related securities held-for-investment decreased to $54.6 million at June 30, 1999 compared to $65.3 million at June 30, 1998. The decrease is the result of management's decision to decrease its investment in mortgage-backed and related securities to provide funding for the loan portfolio growth and diversification and increased investment in investment securities available-for-sale. Of the $54.6 million in mortgage-backed and related securities at June 30, 1999, $43.2 million were adjustable rate and $11.4 million were fixed rate, compared to a total of $65.3 million at June 30, 1998, of which $57.2 million were adjustable rate and $8.1 million were fixed rate. At June 30, 1999, $19.5 million of the mortgage-backed and related securities portfolio consisted of private-issue mortgage-backed and related securities, each issue of which carried a minimum investment rating of AA at the time of purchase and at June 30, 1999. The decrease in mortgage-backed and related securities was primarily attributable to the principal repayments of adjustable-rate mortgage-backed securities and CMOs which was used for other funding and investment purposes in fiscal 1999.

         Loans receivable increased to $281.1 million at June 30, 1999 compared to $280.9 million at June 30, 1998. The increase at June 30, 1999 compared to the prior fiscal year end is primarily the result of management's decision to retain more fixed-rate loans originated and purchased for the Company's portfolio, as such loans carried higher yields than comparable mortgage-backed and related securities in fiscal 1999. Total mortgage loans originated and purchased amounted to $207.8 million and $120.8 million for the fiscal years ended June 30, 1999 and 1998, respectively, while sales of fixed-rate mortgage loans totaled $48.3 million and $20.2 million for the fiscal years ended June 30, 1999 and 1998, respectively. The increase in fixed-rate mortgage loan sales is primarily attributable to the lower interest rate environment during the first half of fiscal 1999 that increased the level of loans refinanced. During fiscal 1999, the Company originated and purchased loans totaling $202.1 million and $56.9 million, respectively. Of the $56.9 million in purchased loans, the Company purchased $38.2 million outside of its primary lending area, whereby management of the Company has applied underwriting guidelines which are at least as strict as those applicable to the origination of similar loans within its primary lending area.

         Deposits increased $17.1 million to $288.7 million at June 30, 1999 from $271.6 million at June 30, 1998. The increase in deposits was primarily due to the Company's use of brokers and marketing efforts to increase the certificates of deposit with the Company. Brokered deposits totaled $101.2 million at June 30, 1999, representing 35.1% of total deposits as compared to $81.4 million, or 30.0% of total deposits, at June 30, 1998. The average maturity of brokered deposits was four months at June 30, 1999, compared to eight months at June 30, 1998. Non-brokered wholesale deposits totaled $55.2 million at June 30, 1999, representing 19.1% of total deposits, as compared to $42.9 million, or 15.8% of total deposits, at June 30, 1998. Deposits are the Company's primary source of externally generated funds. The level of deposits is heavily influenced by such factors as the general level of short and long-term interest rates as well as alternative yields that investors may obtain on competing investment securities such as money market mutual funds.

         FHLB-Chicago advances and other borrowings increased to $129.5 million at June 30, 1999 compared to $117.1 million at June 30, 1998. At June 30, 1999, FHLB advances were $120.0 million, or 27.6% of total liabilities, compared to $117.1 million, or 28.9% of total liabilities at June 30, 1998. Borrowings under reverse repurchase agreements at June 30, 1999 totaled $9.5 million. There were no borrowings under reverse repurchase agreements at June 30, 1998. The Company has increasingly used FHLB-Chicago advances and securities sold under agreements to repurchase as a funding source due to attractive rates offered on advances in relation to deposit funds obtainable in the Company's local market. The Company uses borrowings from the FHLB-Chicago and securities sold under agreements to repurchase to manage the total asset/liability portfolio of the Company. For a further discussion of FHLB borrowings and securities sold under agreements to repurchase, see Note 8 to Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of funds are retail and wholesale brokered deposits, proceeds from principal and interest payments on loans, principal and interest payments on mortgage-backed and related securities and FHLB-Chicago advances. Alternative funding sources are evaluated and utilized based upon factors such as interest rates, availability, maturity, administrative costs and retention capability. Although maturity and scheduled amortization of loans are predictable sources of funds, deposit flows, mortgage prepayments and prepayments on mortgage-backed and related securities are influenced significantly by general interest rates, economic conditions and competition. Mortgage loans and mortgage securities prepayments increased in fiscal 1999 overall as interest rates declined significantly during the first half of the fiscal year before increasing in the last half of the fiscal year. During fiscal years 1997 and 1998, prepayments increased as interest rates decreased in the second half of the both fiscal years.

         The primary investing activity of the Company is the origination and purchase of loans and the purchase of mortgage-backed and related securities. For fiscal 1999, the Company originated and purchased loans totaling $202.1 million and $56.9 million, respectively, as compared to fiscal 1998 when originated and purchased loans totaled $134.9 million and $27.7 million, respectively. The Company purchased mortgage-backed and related securities in the amount of $12.3 million and $0 in fiscal 1999 and 1998, respectively. The Company also purchased investment securities in the amount of $184,000 and $352,000 during fiscal 1999 and 1998, respectively. For fiscal 1999 and 1998, these activities were funded primarily by principal repayments on loans of $199.9 million and $140.2 million, respectively; principal repayments on mortgage-backed and related securities of $93.4 million and $28.8 million, respectively; proceeds from the sale of mortgage loans of $48.3 million and $20.2 million, respectively; proceeds from maturity of investment securities of $572,000 and $392,000, respectively; proceeds from notes payable to the FHLB-Chicago of $35.5 million and $50.0 million, respectively; and a net increase in deposits of $17.1 million in fiscal 1999. Purchases of securities available-for-sale totaled $125.3 million and sales were $10.6 million for fiscal 1999, compared to purchases of $69.9 million and sales of $20.9 million for fiscal 1998.

         During fiscal 1999, the Company has found wholesale brokered and non-brokered deposits to be an efficient source and a cost-effective method, relative to local retail market deposits, of meeting the Bank's funding needs. In fiscal 1999, pricing of wholesale brokered deposits ranged from 20 to 40 basis points above comparable term U.S. Treasury securities. At June 30, 1999, the average rate of the wholesale brokered deposits accepted by the Company was 5.63% compared to an average rate paid for retail certificates of deposit of 5.58%. Management believes that the strategy of leveraging the capital acquired in the Conversion to achieve the targeted asset size established by the Board of Directors within a three-to-five year period following the Conversion, could not have been achieved solely through the use of retail deposits from the local market. Management also believes that the costs, overhead and interest expense of achieving comparable retail deposit growth would have exceeded the costs related to the use of wholesale brokered deposits as a funding source. However, management recognizes that the likelihood for retention of brokered certificates of deposit is more a function of the rate paid on such accounts as compared to retail deposits which may be established due to Bank location or other intangible reasons. During fiscal 1999, management maintained a $15.0 million backup credit facility for contingency purposes to replace funds from wholesale brokered deposits should retention of those deposits diminish due to extraordinary events in the financial markets. The Company's overall cost of funds has increased in recent years due primarily to a much greater percentage of the deposits being in certificates, both wholesale brokered and retail, as opposed to passbooks, money market accounts and checking accounts. Management believes that a significant portion of its retail deposits will remain with the Company and, in the case of wholesale brokered deposits, may be replaced with similar type accounts even should the level of interest rates change. However, in the event of a significant increase in market interest rates, the cost of obtaining replacement brokered deposits would increase as well.

         The Bank's Board of Directors has set a maximum limitation of total borrowings equal to 32% of total assets. This internal limit is 3% below the allowable borrowing limit (for all borrowings including FHLB advances and reverse repurchase agreements) of 35% of total assets established by the FHLB-Chicago. At June 30, 1999, FHLB advances and borrowings under reverse repurchase agreements totaled $129.5 million, or 27.6% of the Bank's total assets. At June 30, 1999, the Bank had unused borrowing authority under the borrowing limitations established by the Board of Directors of $20.7 million and $34.8 million under the FHLB total asset limitation. The Bank intends to fund asset portfolio diversification in fiscal 2000 through modest increases in FHLB advances, and to maintain the 3% excess borrowing capacity with the FHLB as a contingent source of funds to meet liquidity needs as deemed necessary by the Board of Directors of the Bank.*

         During fiscal 1999, management shortened the maturities of both its wholesale brokered certificates of deposits and the FHLB borrowings to increase net interest income. As of June 30, 1999, the average maturity of the wholesale brokered certificates of deposit was five months compared to eight months in fiscal 1998 and compared to a nine month maturity for retail certificates of deposits as of June 30, 1999.

         The Company is required to maintain minimum levels of liquid assets under the regulations of the Department of Financial Institutions, Division of Savings and Loan for state-chartered savings banks. Savings banks are required to maintain an average daily balance of liquid assets (including cash, certain time deposits, certain bankers acceptances, certain corporate debt securities, securities of certain mutual funds and specified United States government, state or federal agency obligations) of not less than 8.0% since April 1, 1996 and 5.0% prior to that date. The Company's liquidity ratios were 17.65% and 26.50% at June 30, 1999 and 1998, respectively. The Company adjusts its liquidity levels to meet various funding needs and to meet its asset and liability management objectives.

         The Company's most liquid assets are cash and cash equivalents, which include investments in highly liquid, short-term investments. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. Cash and cash equivalents were $8.6 million and $8.2 million at June 30, 1999 and 1998, respectively. The increase in cash and cash equivalents in fiscal 1999 resulted primarily from an increase in deposits.

         Liquidity management for the Company is both an ongoing and long-term function of the Company's asset/liability management strategy. Excess funds generally are invested in short-term investments such as federal funds or overnight deposits at the FHLB-Chicago. Whenever the Company requires funds beyond its ability to generate them internally, additional sources of funds are available and obtained from the wholesale brokered and non-brokered market as well as the unused credit line from the FHLB-Chicago (subject to the Board-imposed and regulatory limitations discussed herein), and funds also may be available through reverse repurchase agreements wherein the Company pledges investment, mortgage-backed or related securities. The Company maintains a $15.0 million contingent backup credit facility to replace a portion of its interest rate sensitive liabilities such as borrowings and deposits should such funding sources become difficult to obtain or retain due to an adverse interest rate environment. The Company also has a federal funds open line of credit in the amount of $5.0 million with a correspondent bank which does not require the direct pledging of any assets. In addition, the Company maintains a relatively high level of liquid assets, such as investment securities and mortgage-backed and related securities available-for-sale, in order to insure sufficient sources of funds are available to meet the Company's liquidity needs.

         At June 30, 1999, the Company had outstanding loan commitments of $1.9 million. The Company had $10.0 million in commitments to purchase securities and mortgage-backed and related securities at June 30, 1999. The Company anticipates it will have sufficient funds available to meet its current loan commitments, including loan applications received and in process to the issuance of firm commitments. Certificates of deposit scheduled to mature in one year or less at June 30, 1999 totaled $203.6 million.

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

         The Company has identified areas of operations critical for the delivery of its loan and deposit products. The majority of the Company's applications used in operations are purchased from outside vendors. The vendors providing the software are responsible for maintenance of the systems and modifications to enable uninterrupted usage after December 31, 1999. The Company's plan includes obtaining certification of compliance from third parties and testing all of the impacted applications (both internally developed and third party provided). Testing of the system and conversion activities were completed as of June 30, 1999. There are no mission critical systems which are non-compliant. The Company has developed and finalized contingency plans for any adverse situations that may arise related to Year 2000. The Company's plan also includes reviewing any potential risks associated with loan and deposit data base information due to the Year 2000 issue. Potential risks could include, but are not limited to, system failure or miscalculations causing disruptions of operations which may include the temporary inability to process transactions, and to provide accurate customer loan payment or deposit receipt information.

         Based on currently available information, management does not anticipate that the cost to address the Year 2000 issues will have a material adverse impact on the Company's financial position.* Direct expenditures in fiscal year 1998, and fiscal year 1999 for the Year 2000 project totaled $5,000 and $37,800, respectively. It is estimated that completion of the project will result in additional expenditures of approximately $40,000.* Direct expenditures include capital expenditures for compliant equipment and software, write-offs of non-compliant equipment and software upgrades. The expenditures will be funded by increases in the Company's non-interest expense budget. Currently, the Company is utilizing internal staff to coordinate the Year 2000 project which may delay new product implementation through calendar year 1999. The Company does not plan to engage consultants to complete the Year 2000 project. There can be no guarantee that the systems of other parties on which the Company's systems rely will be timely converted and not have an adverse impact on the Company's systems.

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

IMPACT OF INFLATION AND CHANGING PRICES

         The Company's Consolidated Financial Statements and Notes thereto have been prepared in accordance with GAAP, which requires the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Company's operations. Unlike most industrial companies, nearly all of the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a greater impact on the Company's performance

ASSET/LIABILITY MANAGEMENT

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

         The Company utilizes basic strategies in managing its assets and liabilities by managing or maximizing the net interest income under various interest rate scenarios. Certain techniques such as hedging through the use of options, financial futures, and interest rate swaps historically have not been utilized by the Company. Management does not intend to use such sophisticated techniques in the near future. In addition to monitoring interest rate risk on a weekly basis, the Company reviews loan and deposit rates weekly. The emphasis has been on prudent pricing as opposed to increasing local retail market share, and the Company has significantly supplemented and substituted retail deposits using FHLB-Chicago advances and wholesale brokered and non-brokered deposits in fiscal 1998 and 1999 as a result of favorable advance and wholesale rates in relation to those obtainable on retail deposits.

         Generally, the Company utilizes the following strategies to manage its interest rate risk: (i) the Company maintains a relatively high level of liquid assets, such as investment securities and mortgage-backed and related securities available-for-sale; (ii) the Company seeks to primarily originate and retain mortgage loans and mortgage-backed and related securities with short-to medium-term periods to re-pricing; (iii) the Company attempts to extend the maturities of retail deposits when deemed cost effective through the pricing and promotion of certificates of deposit with longer terms, and periodically utilizes deposit marketing programs offering maturity and repricing terms structured to complement the repricing and maturity characteristics of the existing asset/liability mix; (iv) the Company also attempts to extend the maturities of wholesale brokered deposits when deemed cost effective; and (v) the Bank utilizes longer-term borrowings from the FHLB-Chicago and reverse repurchase agreements to manage its assets and liabilities and enhance earnings. At June 30, 1999, 1998 and 1997, total FHLB-Chicago advances and borrowings under reverse repurchase agreements were $129.5 million or 27.6% of total assets, $117.1 million or 26.7% of total assets, and $92.1 million or 22.5% of total assets, respectively.

         Prior to January 1, 1996, most of the Company's wholesale brokered and non-brokered certificates of deposits had 90 day initial maturities and, as of June 30, 1999, the average maturity was four months. During the fiscal year ended June 30, 1999, management maintained the maturity level fixed-rate term advances from the FHLB-Chicago to between one to five years. Liquidity is another factor in asset/liability management. As of June 30, 1999, the Company had $8.6 million in cash or demand deposits and $100.5 million in its available-for-sale portfolio, of which $49.7 million is due or will be repriced within one year. The amount of the held-to-maturity portfolio as of June 30, 1999 was $54.6 million, of which $43.2 million will be due or repriced within one year.

         During fiscal 1999, the Company increased its interest rate risk by funding fixed rate loan assets with shorter-term wholesale deposits and borrowings. The increase was due to the decreasing interest rate environment during the first half of fiscal 1999 that lead to the refinancing of loans to longer term fixed rate loans and early repayment of adjustable rate loans. However, because of the relative liquidity of mortgage-backed and related securities, the Company can restructure its interest-earning asset portfolios more quickly and effectively in a changing interest rate environment. The Company's ARM loans and ARM mortgage-backed and related securities typically have annual and lifetime interest rate caps which reduce their ability to protect the Company against a prolonged and significant increase in interest rates. Mortgage-backed and related securities are subject to reinvestment risk. For example, during periods of falling interest rates, mortgage-backed and related securities are more likely to prepay, and the Company may not be able to reinvest the proceeds from prepayments in securities or other assets with yields similar to those of the prepaying mortgage-backed and related securities.

          The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are rate sensitive and by monitoring an institution's interest rate sensitivity. An asset or liability is said to be interest rate sensitive within a specific time period if it matures or reprices within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets anticipated, based upon certain assumptions, to mature or reprice within a specific time period and the amount of interest-bearing liabilities anticipated, based upon certain assumptions, to mature or reprice within that same time period. An interest rate sensitivity gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities that mature or reprice within a specified time period. An interest rate sensitivity gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets that mature or reprice within a specified time period.

         At June 30, 1999 and 1998, total interest-bearing liabilities repricing within one year exceeded total interest-bearing assets repricing in the same period by $120.0 million and $22.3 million, respectively, representing a negative cumulative one-year interest rate sensitivity gap equal to 25.6% and 5.1%, respectively, of total assets. The increase in the Company's negative one-year gap reflects the increased use of shorter-term maturity wholesale deposits and borrowings to fund fixed rate mortgage loans. During periods of rising interest rates, a positive interest rate sensitivity gap would tend to positively affect net interest income while a negative interest rate sensitivity gap would tend to adversely affect net interest income. In addition to the potentially adverse effect on net interest income resulting from increasing interest rates due to the Company's one-year gap position, the Company could experience a substantial decrease in prepayments of its fixed-rate mortgage loans with rising interest rates, which may result in a lower level of proceeds available for reinvestment.

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

         In fiscal 2000, the Company intends to extend the weighted average maturity level of its fixed-rate liabilities, including FHLB borrowings and certificates of deposit, to fund the asset portfolio diversification.* Management anticipates that the effect of funding the origination and purchase of an increasing portfolio of multi-family real estate, multi-family construction and commercial/nonresidential loans with such liabilities will be to lessen the Company's negative gap position.* Also, the origination and purchase of such assets normally carry more desirable interest rate repricing features as compared to the Company's experience with one-to-four family mortgage lending.

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

ASSET/LIABILITY MANAGEMENT SCHEDULE

         The following table sets forth at June 30, 1999 the amounts of interest-earning assets and interest-bearing liabilities maturing or repricing within the time periods indicated, based on the information and assumptions set forth in the notes thereto.

                                                                                 AMOUNT MATURING OR REPRICING
                                                             --------------------------------------------------------------------
                                                                                                                MORE THAN
                                                                  WITHIN               FOUR TO                 ONE YEAR TO
                                                               THREE MONTHS         TWELVE MONTHS              THREE YEARS
                                                             -----------------    --------------------      -------------------
                                                                      AVERAGE                 AVERAGE                  AVERAGE
                                                             AMOUNT    RATE       AMOUNT       RATE         AMOUNT      RATE
                                                             ------    ----       ------       ----         ------      ----
                                                                                 (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS(1):
Mortgage loans(2):
  Fixed rate ..........................................   $   9,174    7.83%   $  26,270       7.79%     $  52,710      7.76%
  Adjustable rate .....................................      23,030    8.65       40,969       7.62         26,270      7.88
Consumer loans (2) ....................................         328   11.01        2,852      13.41            503     10.34
Commercial loans (2) ..................................       5,691    9.47        5,935       9.10          6,083      9.26
Mortgage-backed and related securities:
  Fixed rate and securities available-for-sale ........       2,340    6.79        6,228       6.79         12,093      6.79
  Adjustable rate .....................................      48,369    6.43       23,327       6.58             --
Investment securities and
  securities available-for-sale .......................      11,777    5.95          891       5.54
                                                          ---------            ---------                 ---------
  Total interest-earning assets........................   $ 100,709    7.20    $ 106,472       7.61      $  97,659      7.78
                                                          =========            =========                 =========
INTEREST-BEARING LIABILITIES:
Deposits(3):
  NOW accounts ........................................   $     209    1.75    $     628       1.75      $     996      1.75
  Money market deposit accounts .......................       5,324    4.36       15,973       4.36         11,926      4.36
  Passbook savings accounts ...........................       1,572    2.91        4,716       2.91          7,483      2.91
  Certificates of deposit .............................      94,740    5.18      108,838       5.31         14,016      5.34
  Escrow deposits .....................................          --                3,225       2.74             --
Borrowings(4)
  FHLB advances and other borrowings ..................      68,975    5.16       23,002       6.14         18,042      5.81
                                                          ---------            ---------                 ---------
  Total interest-bearing liabilities ..................   $ 170,820    5.12%   $ 156,382       5.20%     $  52,463      4.86%
                                                          =========            =========                 =========
Excess (deficiency) of interest-earning
  assets over interest-bearing liabilities ............   ($ 70,111)            ($49,910)                $  45,196
                                                          =========            =========                 =========
Cumulative excess (deficiency) of interest-
  earning assets over interest-bearing liabilities ....   ($ 70,111)           ($120,021)                ($ 74,825)
                                                          =========            =========                 =========
Cumulative excess (deficiency) of interest-
  earning assets over interest-bearing
  liabilities as a percent of total assets ............       (14.9)%             (25.6)%                    (15.9)%
                                                               ====               ======                     =====

                                                                                 AMOUNT MATURING OR REPRICING
                                                             --------------------------------------------------------------------
                                                                  MORE THAN
                                                                THREE YEARS TO
                                                                 FIVE YEARS         OVER FIVE YEARS              TOTAL
                                                              -----------------    -------------------      ------------------
                                                                      AVERAGE                 AVERAGE                  AVERAGE
                                                              AMOUNT   RATE       AMOUNT       RATE         AMOUNT      RATE
                                                              ------   ----       ------       ----         ------      ----
                                                                                 (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS(1):
Mortgage loans(2):
  Fixed rate ..........................................    $ 34,559    7.62     $ 38,959       7.39%      $161,672      7.65%
  Adjustable rate .....................................       4,843    7.87        1,339       7.77         96,451      7.95
Consumer loans (2) ....................................          --                   --                     3,683     12.77
Commercial loans (2) ..................................          --                   --                    17,709      9.28
Mortgage-backed and related securities:
  Fixed rate and securities available-for-sale ........       7,691    6.79       10,136       6.79         38,488      6.79
  Adjustable rate .....................................          --                   --                    71,696      6.48
Investment securities and
  securities available-for-sale .......................       9,816    6.03       33,962       7.24         56,446      6.73
                                                           --------             --------                  --------
  Total interest-earning assets........................    $ 56,909    7.25     $ 84,396       7.26       $446,145     7.44
                                                           ========             ========                  ========
INTEREST-BEARING LIABILITIES:
Deposits(3):
  NOW accounts ........................................    $    488    1.75     $    468       1.75       $  2,789      1.75
  Money market deposit accounts .......................       1,908    4.36          364       4.36         35,495      4.36
  Passbook savings accounts ...........................       3,667    2.91        3,524       2.91         20,962      2.91
  Certificates of deposit .............................       2,868    5.62           --                   220,462      5.26
  Escrow deposits .....................................          --                   --                     3,225      2.74
Borrowings(4)
  FHLB advances and other borrowings ..................       3,000    5.59       16,500       6.10        129,519      5.56
                                                           --------             --------                  --------
  Total interest-bearing liabilities ..................    $ 11,931    4.42%    $ 20,856       5.43%      $412,452      5.11%
                                                           ========             ========                  ========
Excess (deficiency) of interest-earning
  assets over interest-bearing liabilities ............    $ 44,978             $ 63,540                  $ 33,693
                                                           ========             ========                  ========
Cumulative excess (deficiency) of interest-
  earning assets over interest-bearing liabilities ....    ($29,847)            $ 33,693                  $ 33,693
                                                           ========             ========                  ========
Cumulative excess (deficiency) of interest-
  earning assets over interest-bearing
  liabilities as a percent of total assets ............       (6.4)%                 7.2%                      7.2%
                                                              =====                  ===                       ===

-------------------------------------------------------




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

(2) Balances have been reduced for undisbursed loan proceeds, unearned credit insurance premiums, deferred loan fees, purchased loan discounts and the allowance for loan losses, which aggregated $19.4 million at June 30, 1999.

(3) Although the Company's negotiable order of withdrawal ("NOW") accounts, passbook savings accounts and money market deposit accounts generally are subject to immediate withdrawal, management considers a certain historical amount of such accounts to be core deposits having significantly longer effective maturities and times to repricing based on the Company's historical retention of such deposits in changing interest rate environments. NOW accounts, passbook savings accounts and money market deposit accounts are assumed to be withdrawn at annual rates of 30%, 30% and 60%, respectively, of the declining balance of such accounts during the period shown. The withdrawal rates used are higher than the Company's historical rates but are considered by management to be more indicative of expected withdrawal rates currently. If all of the Company's NOW accounts, passbook savings accounts and money market deposit accounts had been assumed to be subject to repricing within one year, the one-year cumulative deficiency of interest-earning assets over interest-bearing liabilities would have been $150.8 million or 32.1% of total assets.

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

         Additional information required herein pursuant to Item 305 of Regulation S-K is incorporated by reference in sections entitled "Liquidity and Capital Resources" from pages 69 to 70 and "Asset/Liability Management" from pages 72 to 73 hereof.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




                          INDEPENDENT AUDITORS' REPORT






The Board of Directors
Hallmark Capital Corp.:

We have audited the accompanying consolidated statements of financial condition of Hallmark Capital Corp. and subsidiary (the "Company") as of June 30, 1999 and 1998, and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended June 30, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hallmark Capital Corp. and subsidiary as of June 30, 1999 and 1998 and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1999, in conformity with generally accepted accounting principles.

                                                                       KPMG LLP



Milwaukee, Wisconsin
July 23, 1999

                      HALLMARK CAPITAL CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                                                                            AT JUNE 30,
                                                                           --------------------------------------------
                                                                                   1999                    1998
                                                                           --------------------   ---------------------
ASSETS

Cash and non-interest bearing deposits.....................................        $3,582                $1,998
Interest-bearing deposits..................................................         5,017                 6,186
                                                                                   ------                ------
Cash and cash equivalents..................................................         8,599                 8,184

Securities available-for-sale (at fair value):
  Investment securities....................................................        44,902                 8,896
  Mortgage-backed and related securities...................................        55,566                57,549
Securities held-to-maturity:
  Investment securities (fair value - $388 at June 30, 1998)...............            --                   388
  Mortgage-backed and related securities (fair value -
    $54,854 at June 30, 1999 $66,185 at June 30, 1998).....................        54,618                65,282
Loans held for sale, at lower of cost or market............................         6,437                 2,056
Loans receivable, net......................................................       281,120               280,889
Investment in Federal Home Loan Bank stock, at cost........................         6,527                 5,932
Foreclosed properties, net.................................................           621                    11
Office properties and equipment............................................         5,771                 5,653
Prepaid expenses and other assets..........................................         5,498                 3,534
                                                                                 --------              --------
          Total assets.....................................................      $469,659              $438,374
                                                                                 ========              ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Deposits.................................................................      $288,714              $271,619
  Notes payable and other borrowings.......................................       129,519               117,059
  Advance payments by borrowers for taxes and insurance....................         3,225                 3,163
  Accrued interest on deposit accounts and borrowings......................         2,006                 1,455
  Accrued expenses and other liabilities...................................        11,699                11,625
                                                                                 --------              --------
          Total liabilities................................................      $435,163              $404,921

Shareholders' Equity:
  Preferred stock, $1.00 par value; authorized 2,000,000 shares;
    none outstanding.......................................................            --                    --
  Common stock, $1.00 par value; authorized 6,000,000 shares;
    issued 3,162,500 shares; outstanding 2,839,941 shares at June 30, 1999
    and 2,933,608 at June 30, 1998.........................................         3,162                 3,162
  Additional paid-in capital...............................................         9,937                 9,512
  Unearned ESOP compensation...............................................          (405)                 (532)
  Unearned restricted stock award..........................................           (78)                 (124)
  Retained earnings, substantially restricted..............................        25,765                22,847
  Accumulated other comprehensive income (loss)............................        (1,089)                  (27)
  Treasury stock, at cost: 322,559 shares at June 30, 1999
     and 228,892 shares at June 30, 1998...................................        (2,796)               (1,385)
                                                                                 --------              --------
          Total shareholders' equity.......................................      $ 34,496              $ 33,453
                                                                                 --------              --------
          Total liabilities and shareholders' equity.......................      $469,659              $438,374
                                                                                 ========              ========


           See accompanying Notes to Consolidated Financial Statements

                      HALLMARK CAPITAL CORP. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                                                                    FOR THE YEARS ENDED
                                                                                          JUNE 30,
                                                                           --------------------------------------
                                                                            1999           1998            1997
                                                                           -------       --------        --------
INTEREST INCOME:
     Loans receivable..................................................    $23,547        $23,794         $20,749
     Securities and interest-bearing deposits..........................      2,938          1,858           1,829
     Mortgage-backed and related securities............................      7,813          6,575           7,245
                                                                           -------       --------        --------
         Total interest income.........................................     34,298         32,227          29,823

INTEREST EXPENSE:
     Deposits..........................................................     15,163         14,956          13,893
     Advance payments by borrowers for taxes and insurance.............         75             84              93
     Notes payable and other borrowings................................      7,576          6,546           6,224
                                                                           -------       --------        --------
         Total interest expense........................................     22,814         21,586          20,210
                                                                           -------       --------        --------
Net interest income....................................................     11,484         10,641           9,613
Provision for losses on loans..........................................        480            800             650
                                                                           -------       --------        --------
Net interest income after provision for losses on loans................     11,004          9,841           8,963


NON-INTEREST INCOME:
     Service charges on loans..........................................        334            288             165
     Service charges on deposit accounts...............................        451            429             478
     Loan servicing fees, net..........................................         21             61              86
     Insurance commissions.............................................         90             49             110
     Gain (loss) on sale of securities and
       mortgage-backed and related securities, net.....................         68             (8)              7
     Gain on sale of loans ............................................        892            297              95
     Other income......................................................        226             92              87
                                                                           -------       --------        --------
         Total non-interest income.....................................      2,082          1,208           1,028

NON-INTEREST EXPENSE:
     Compensation and benefits.........................................      5,021          3,958           3,494
     Marketing.........................................................        352            380             328
     Occupancy and equipment...........................................      1,605          1,158             963
     Deposit insurance premiums........................................        173            174             348
     FDIC SAIF assessment, net.........................................          -              -             740
     Other non-interest expense .......................................      1,300          1,177           1,173
                                                                           -------       --------        --------
         Total non-interest expense....................................      8,451          6,847           7,046
                                                                           -------       --------        --------
Income before income taxes.............................................      4,635          4,202           2,945
Income taxes..........................................................       1,505          1,403           1,026
                                                                           -------       --------        --------
     Net income........................................................    $ 3,130       $  2,799        $  1,919
                                                                           =======       ========        ========
     Earnings per share (basic)........................................    $  1.13       $   1.01        $   0.71
                                                                           =======       ========        ========
     Earnings per share (diluted)......................................    $  1.10       $   0.97        $   0.68
                                                                           =======       ========        ========




           See accompanying Notes to Consolidated Financial Statements

                      HALLMARK CAPITAL CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    (IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)


                                                                               ADDITIONAL     UNEARNED        UNEARNED
                                                                   COMMON       PAID-IN        ESOP          RESTRICTED     RETAINED
                                                                    STOCK        CAPITAL    COMPENSATION       STOCK        EARNINGS
                                                                   ------       --------    ------------      -------       --------
Balance at June 30, 1996.......................................    $3,162        $8,884          ($740)         ($334)      $18,226
Net income.....................................................        --            --             --             --         1,919
Accumulated other comprehensive income
  Unrealized holding gain arising during period................        --            --             --             --            --
  Re-classification adjustment for gains realized in income....                      --             --             --            --
  Income tax effect............................................        --            --             --             --            --
Comprehensive Income...........................................        --            --             --             --            --

Amortization of unearned ESOP and
  restricted stock award compensation..........................        --           138            108            126            --
                                                                   ------        ------         ------          -----       -------
Balance at June 30, 1997.......................................    $3,162        $9,022          ($632)         ($208)      $20,145

Net income.....................................................        --            --             --             --         2,799
Accumulated other comprehensive income
  Unrealized holding gain arising during period................        --            --             --             --            --
  Re-classification adjustment for losses realized in income...        --            --             --             --            --
  Income tax effect............................................        --            --             --             --            --
Comprehensive Income...........................................        --            --             --             --            --

Amortization of unearned ESOP and
  restricted stock award compensation..........................        --           270            100             84            --
Exercise of stock options (47,708 shares issued
  In connection with 55,340 options exercised).................        --           220             --             --           (97)
                                                                   ------        ------         ------          -----       -------
Balance at June 30, 1998.......................................    $3,162        $9,512          ($532)         ($124)      $22,847

Net income.....................................................        --            --             --             --         3,130
Accumulated other comprehensive income
  Unrealized holding loss arising during period................        --            --             --             --            --
  Re-classification adjustment for gains realized in income....        --            --             --             --            --
  Income tax effect............................................        --            --             --             --            --

Comprehensive Income...........................................        --            --             --             --            --
Amortization of unearned ESOP and
  restricted stock award compensation..........................        --           248            127             46            --
Purchase of 146,900 shares for treasury stock .................        --            --             --             --            --
Exercise of stock options (53,233 shares issued
  In connection with 61,294 options exercised).................        --           177             --             --          (212)
                                                                   ------        ------         ------          -----       -------
Balance at June 30, 1999.......................................    $3,162        $9,937          ($405)          ($78)      $25,765
                                                                   ======        ======         ======          =====       =======

                                                                              ACCUMULATED
                                                                                OTHER             TOTAL
                                                                  TREASURY  COMPREHENSIVE     SHAREHOLDERS'
                                                                   STOCK    EARNINGS (LOSS)      EQUITY
                                                                  -------   ---------------     --------
Balance at June 30, 1996.......................................   ($1,592)        ($595)       $27,011
Net income.....................................................        --            --          1,919
Accumulated other comprehensive income
  Unrealized holding gain arising during period................        --           617            617
  Re-classification adjustment for gains realized in income....        --            (7)            (7)
  Income tax effect............................................        --          (240)          (240)
                                                                                               -------
Comprehensive Income...........................................        --            --          2,289

Amortization of unearned ESOP and
  restricted stock award compensation..........................        --            --            372
                                                                  -------       -------        -------
Balance at June 30, 1997.......................................   ($1,592)        ($225)       $29,672

Net income.....................................................        --            --          2,799
Accumulated other comprehensive income
  Unrealized holding gain arising during period................        --           318            318
  Re-classification adjustment for losses realized in income...        --             8              8
  Income tax effect............................................        --          (128)          (128)
                                                                                               -------
Comprehensive Income...........................................        --            --          2,997

Amortization of unearned ESOP and
  restricted stock award compensation..........................        --            --            454
Exercise of stock options (47,708 shares issued
  In connection with 55,340 options exercised).................       207            --            330
                                                                  -------       -------        -------
Balance at June 30, 1998.......................................   ($1,385)         ($27)       $33,453

Net income.....................................................        --            --          3,130
Accumulated other comprehensive income
  Unrealized holding loss arising during period................        --        (1,720)        (1,720)
  Re-classification adjustment for gains realized in income....        --           (68)           (68)
  Income tax effect............................................        --           726            726
                                                                                               -------
Comprehensive Income...........................................        --            --          2,068
Amortization of unearned ESOP and
  restricted stock award compensation..........................        --            --            421
Purchase of 146,900 shares for treasury stock .................    (1,784)           --         (1,784)
Exercise of stock options (53,233 shares issued
  In connection with 61,294 options exercised).................       373            --            338
                                                                  -------       -------        -------
Balance at June 30, 1999.......................................   ($2,796)      ($1,089)       $34,496
                                                                  =======       =======        =======



           See accompanying Notes to Consolidated Financial Statements

                      HALLMARK CAPITAL CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                        FOR THE YEARS ENDED
                                                                                             JUNE 30,
                                                                             --------------------------------------
                                                                               1999           1998           1997
                                                                             --------      ---------      ---------
OPERATING ACTIVITIES
Net income................................................................    $3,130         $2,799         $1,919
Adjustments to reconcile net income to cash
provided by (used in) operating activities:
  Provision for losses on loans...........................................       480            800            650
  Provision for depreciation and amortization.............................       394            321            248
  Deferred income taxes...................................................      (246)          (288)          (171)
  Net (gain) loss on sales of investments and
    mortgage-backed and related securities................................       (68)             8             (7)
  Net gain on sale of loans...............................................      (892)          (297)           (95)
  Amortization of unearned ESOP and restricted stock awards...............       421            454            372
  Loans originated for sale...............................................   (54,499)       (20,213)       (10,618)
  Sales of loans originated for sale......................................    50,118         18,157         10,618
  (Increase) decrease in prepaid expenses and other assets................    (1,964)           143            727
  Increase in other liabilities...........................................        74         10,125             60
  Other adjustments.......................................................     1,637          (153)          (148)
                                                                             -------        -------        -------
Net cash provided by (used in) operating activities.......................    (1,415)        11,856          3,555
                                                                             -------        -------        -------

INVESTING ACTIVITIES
Proceeds from the sale of securities available-for-sale...................    10,641         20,881          2,268
Proceeds from the maturity of securities available-for-sale...............     8,365          4,000            500
Purchases of securities available-for-sale................................  (125,264)       (69,928)        (1,950)
Purchases of investment securities held-to-maturity.......................      (184)          (352)            --
Proceeds from maturities of investments held-to-maturity..................       572            392            198
Purchases of mortgage-backed and related securities.......................   (12,314)            --             --
Proceeds from sales of mortgage-backed and related securities
held-to-maturity..........................................................        --             --            435
Principal collected on mortgage-backed and related securities.............    93,379         28,845         18,995
Net change in loans receivable............................................      (440)        (8,103)       (49,413)
Proceeds from sales of foreclosed properties..............................        11            273             15
Purchase of Federal Home Loan Bank stock..................................      (595)          (653)          (160)
Purchases of office properties and equipment, net.........................      (512)        (2,883)          (400)
                                                                             -------        -------        -------
Net cash used in investing activities.....................................   (26,341)       (27,528)       (29,512)
                                                                             -------        -------        -------
FINANCING ACTIVITIES
Net increase (decrease) in deposits.......................................    17,095         (9,893)        51,837
Proceeds from long-term notes payable to Federal Home Loan Bank...........    25,000         50,000         35,000
Net increase (decrease) in short-term notes payable and other borrowings..    10,475             --        (50,868)
Repayment of long-term notes payable to Federal Home Loan Bank............   (23,015)       (25,014)        (6,013)
Net increase (decrease) in advance payments by borrowers for taxes and
insurance.................................................................        62          (322)           (69)
Purchase of treasury stock................................................    (1,784)            --             --
Stock option transactions.................................................       338            330             --
                                                                             -------        -------        -------
Net cash provided by financing activities.................................    28,171         15,101         29,887
                                                                             -------        -------        -------
Increase (decrease) in cash and cash equivalents..........................       415          (571)          3,930
Cash and cash equivalents at beginning of year............................     8,184          8,755          4,825
                                                                             -------        -------        -------
Cash and cash equivalents at end of year..................................   $ 8,599        $ 8,184        $ 8,755
                                                                             =======        =======        =======



           See accompanying Notes to Consolidated Financial Statements

                      HALLMARK CAPITAL CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                       FOR THE YEARS ENDED
                                                                                             JUNE 30,
                                                                             -------------------------------------
                                                                              1999            1998           1997
                                                                             -------        -------        -------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid (including amounts credited to deposit accounts)............   $22,265        $21,714        $20,153
Income taxes paid.........................................................    $1,724         $1,737         $1,208
Non-cash transactions:
Loans transferred to foreclosed properties................................      $682           $267            $54




           See accompanying Notes to Consolidated Financial Statements

                      HALLMARK CAPITAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS
Hallmark Capital Corp. (the "Company") is the holding company for West Allis Savings Bank (the "Bank"), a Wisconsin state-chartered savings bank. On December 30, 1993, the Bank completed its conversion to a Wisconsin state-chartered stock savings bank. The Company provides a wide range of financial services including real-estate mortgage, commercial and consumer loans and transaction and time deposit accounts and the sale of certain non-deposit financial products to individual and corporate customers through the Bank with locations in the counties of Milwaukee and Waukesha, Wisconsin. The Bank is subject to the regulations of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

BASIS OF FINANCIAL STATEMENT PRESENTATION
The consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") and include the accounts of the Company and its wholly-owned subsidiary, West Allis Savings Bank, and its subsidiaries, for the entire period presented. Significant intercompany accounts and transactions have been eliminated. In preparing financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for losses on loans and the valuation of real estate acquired in connection with foreclosure or in satisfaction of loans. In connection with the determination of the allowance for loan losses and foreclosed assets, management obtains independent appraisals for significant properties.

STATEMENTS OF CASH FLOWS
For the purposes of the consolidated statements of cash flows, cash and cash equivalents include cash on hand and interest-bearing deposits with the FHLB and other financial institutions. The Company considers interest-bearing deposits having a maturity of three months or less when purchased to be cash equivalents.

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

LOANS HELD FOR SALE
Loans held for sale are recorded at the lower of aggregate cost or market value and generally consist of certain fixed-rate first mortgage loans which are expected to be sold in the foreseeable future. Fees received from the borrower and direct costs to originate the loans are deferred and recorded as an adjustment of the sales price.

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

Impaired loans are measured at the present value of expected future cash flows discounted at the loan's effective interest rate, or as a practical expedient at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Interest income is not recognized on these loans until the principal balance has been reduced sufficiently to ensure future collections and then generally on a cash basis only.

Mortgage servicing rights associated with loans originated and sold, where servicing is retained, are capitalized and included in other assets in the balance sheet. The value of these capitalized servicing rights is amortized in relation to the servicing revenue expected to be earned. Impairment of mortgage serving rights is assessed based on the fair value of those rights. The Company periodically evaluates the carrying value and remaining amortization periods for impairment. For purposes of measuring impairment, the rights are stratified into certain risk characteristics including underlying loan type, note rate, prepayment trends and external market factors. The amortization of servicing rights is netted against loan servicing fees.

ALLOWANCE FOR LOAN LOSSES
The allowance for loan losses is established through a provision charged to expense and is maintained at a level believed adequate by management to absorb probable losses in the loan portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio and, among other things, the borrowers' ability to repay, estimated collateral values, prior loss experience, and growth and composition of the portfolio; however, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies periodically review the allowance for loan losses. These agencies may require the Bank to make additions to the allowance for loan losses based on information available to them at the time of their examination.

INVESTMENT IN FEDERAL HOME LOAN BANK STOCK
The Company's investment in Federal Home Loan Bank stock is held as required by current regulation and is carried at cost which is the amount at which it can be redeemed and which approximates fair value since the market for this stock is limited. Dividends received are Federal Home Loan Bank stock and is included in interest income on securities.

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

INCOME TAXES
The Company accounts for income taxes using the liability method. Under this method deferred tax assets and liabilities are determined based on the temporary difference between financial reporting and the tax basis of assets and liabilities and are measured using the enacted tax rates and laws in effect. Deferred tax assets are reduced by a valuation allowance when in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

EARNINGS PER SHARE
Basic earnings per share is derived by dividing net income available to common stockholders by the weighted-average number of common shares outstanding and does not include the impact of any potentially dilutive common stock equivalents. The diluted earnings per share calculation is derived by dividing net income by the weighted-average number of shares outstanding, adjusted for the dilutive effect of stock options.

REPORTING COMPREHENSIVE INCOME
All items that are required to be recognized under accounting standards as components of comprehensive income are to be reported in a financial statement that is displayed with the same prominence as other financial statements. Accounting standards require that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of the balance sheet. The Company's other comprehensive income comprises unrealized gains and losses on available for sale securities and the related deferred tax impact.

DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION
On July 1, 1998, the Company adopted SFAS No. 131, Disclosures about Segments of a Business Enterprise and Related Information (SFAS No. 131). SFAS No. 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. A segment is further defined as a component whose operating results are reviewed by the chief operating decision-maker in the determination of resource allocation and performance, and for which discrete financial information is available.

SFAS No. 131 replaces the industry concept of SFAS No. 14 with a management approach concept as the basis for identifying reportable segments. The management approach is based on the way that management organizes the segments within the enterprise for making operating decisions and assessing performance. Consequently, the segments are evident from the structure of the enterprise's internal organization, focusing on financial information that an enterprise's chief operating decision-maker uses to make decisions about the enterprise's operating matters.

The Company through the branch network of its subsidiaries provides a broad range of financial services to individual and companies in southeastern Wisconsin. These services include demand, time and savings deposits; the sale of certain non-deposit financial products; and commercial and retail lending. While the Company's chief decision-maker monitors the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Corporate-wide basis. Accordingly, all of the Company's operations are considered by management to be aggregated in one reportable operating segment.

                      HALLMARK CAPITAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PENDING ACCOUNTING CHANGES
In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133"). In June 1999, the FASB issued proposed SFAS 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No.133, that amends SFAS 133, deferring the effective date. SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Statement 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the statement of financial position at fair value. The accounting for changes in the fair value (i.e. gains or losses) of a derivative instrument depends on whether it has been designed and qualifies as part of a hedging relationship and, if so, on the reason for holding it. If certain conditions are met, entities may elect to designate a derivative instrument as a hedge of exposures to changes in fair values, cash flows, or foreign currencies. If the hedged exposure is a fair value exposure, the gain or loss on the derivative instrument is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of other comprehensive income (outside earnings) and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any amounts excluded from the assessment of hedge effectiveness as well as the ineffective portion of the gain or loss is reported in earnings immediately. Accounting for foreign currency hedges is similar to the accounting for fair value and cash flow hedges. If the derivative instrument is not designed as a hedge, the gain or loss is recognized in earnings in the period of change. The Company anticipates that the adoption of Statement 133 will not have a material impact in the Company's financial statements.

                      HALLMARK CAPITAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

EARNINGS PER SHARE
Basic earnings per share is calculated by dividing net income for the years ended June 30, 1999, 1998 and 1997 by the weighted average number of shares of common stock reduced by ungranted restricted stock and uncommitted ESOP shares. Diluted earnings per share is calculated by dividing net income by the sum of the weighted average shares used in the basic earnings per share calculation plus the effect of dilutive stock options. The effect of dilutive stock options is calculated using the treasury stock method.

The computation of net income per common share is as follows:




FOR THE YEAR ENDED JUNE 30, 1999                                                     BASIC               DILUTED
--------------------------------                                                     -----               -------
Weighted average common shares outstanding...............................          2,898,004            2,898,004
Ungranted restricted stock...............................................            (18,462)             (18,462)
Uncommitted ESOP shares..................................................           (113,850)            (113,850)
Common stock equivalents due to dilutive effect of stock options.........                 --               85,942
                                                                                  ----------           ----------
Total weighted average common shares and equivalents outstanding.........          2,765,692            2,851,634
                                                                                  ==========           ==========
Net income for period....................................................         $3,130,000           $3,130,000
Earnings per share.......................................................         $     1.13           $     1.10
                                                                                  ==========           ==========

FOR THE YEAR ENDED JUNE 30, 1998                                                     BASIC               DILUTED
--------------------------------                                                     -----               -------
Weighted average common shares outstanding...............................          2,918,075            2,918,075
Ungranted restricted stock...............................................            (18,462)             (18,462)
Uncommitted ESOP shares..................................................           (139,150)            (139,150)
Common stock equivalents due to dilutive effect of stock options.........                 --              121,306
                                                                                  ----------           ----------
Total weighted average common shares and equivalents outstanding.........          2,760,463            2,881,769
                                                                                  ==========           ==========
Net income for period....................................................         $2,799,000           $2,799,000
Earnings per share.......................................................         $     1.01           $     0.97
                                                                                  ==========           ==========

FOR THE YEAR ENDED JUNE 30, 1997                                                     BASIC               DILUTED
--------------------------------                                                     -----               -------
Weighted average common shares outstanding...............................          2,885,900            2,885,900
Ungranted restricted stock...............................................            (18,462)             (18,462)
Uncommitted ESOP shares..................................................           (158,292)            (158,292)
Common stock equivalents due to dilutive effect of stock options.........                 --              103,974
                                                                                  ----------           ----------
Total weighted average common shares and equivalents outstanding.........          2,709,146            2,813,120
                                                                                  ==========           ==========
Net income for period....................................................         $1,919,000           $1,919,000
Earnings per share.......................................................         $     0.71           $     0.68
                                                                                  ==========           ==========

RECLASSIFICATIONS

Certain amounts in the 1997 and 1998 financial statements have been reclassified to conform with the 1999 presentation.

                      HALLMARK CAPITAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.  INVESTMENT SECURITIES

The following is a summary of available-for-sale securities and held-to-maturity securities.



                                                                                GROSS        GROSS      ESTIMATED
                                                                 AMORTIZED   UNREALIZED   UNREALIZED      FAIR
                                                                   COST         GAINS       LOSSES        VALUE
                                                                --------     ----------   ----------   ----------
At June 30, 1999:                                                                (IN THOUSANDS)
    Available-For-Sale:
       U.S. Government and federal agency obligations.........  $ 39,914        $    --      $ 1,212     $ 38,702
       Adjustable-rate mortgage mutual funds..................     1,000             --           36          964
       Trust preferred stock..................................     4,991             25          219        4,797
       Municipal Bonds/other..................................       435              4           --          439
                                                                --------         ------      -------     --------
                                                                $ 46,340        $    29      $ 1,467     $ 44,902
                                                                ========        =======      =======     ========




At June 30, 1998:
     Available-For-Sale:
      U.S. Government and federal agency obligations..........  $  5,000        $    --      $     8      $ 4,992
      Adjustable-rate mortgage mutual funds ..................     1,000             --           31          969
      Trust preferred stock...................................     2,500             --           --         2500
      Municipal Bonds.........................................       435             --           --          435
                                                                 -------             --        -----      -------
                                                                $  8,935        $    --      $    39      $ 8,896
                                                                ========        =======      =======      =======

    Held-To-Maturity:
       Certificates of Deposit................................  $    388             --           --      $   388
                                                                --------        -------      -------      -------
                                                                $    388        $    --      $    --      $   388
                                                                ========        =======      =======      =======





The amortized cost and estimated fair value of investment securities at June 30, 1999 by contractual maturity, are shown below.



                                                                             AVAILABLE-   AVAILABLE-
                                                                              FOR-SALE     FOR-SALE
                                                                              AMORTIZED    ESTIMATED
                                                                                COST       FAIR VALUE
                                                                             ----------   -----------
                                                                                 (IN THOUSANDS)

Due in one year or less.......................................                 $    160      $    161
Due after one year through five years.........................                   10,000         9,816
Due after five years through ten years........................                    2,275         2,215
Due after ten years...........................................                   33,905        32,710
                                                                               --------      --------
                                                                               $ 46,340      $ 44,902
                                                                               ========      ========



Proceeds from the sale of securities available-for-sale were $10,641,000, $20,881,000 and $2,268,000 during the years ended June 30, 1999, 1998 and 1997, respectively. The gross realized losses on such sales totaled $2,000 in 1999, $74,000 in 1998 and $9,000 in 1997. The gross realized gains on such sales totaled $70,000 in 1999, $66,000 in 1998 and $1,000 in 1997. There were no sales of held-to-maturity securities during 1999, 1998 and 1997.

                      HALLMARK CAPITAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.  MORTGAGE-BACKED AND RELATED SECURITIES


The following is a summary of available-for-sale and held-to-maturity mortgage-backed and related securities.


                                                                          GROSS           GROSS        ESTIMATED
                                                        AMORTIZED      UNREALIZED      UNREALIZED         FAIR
                                                           COST            GAINS          LOSSES          VALUE
                                                        ---------      ----------      ----------      ---------
                                                                             (IN THOUSANDS)
At June 30, 1999:
    Available-For-Sale:
      Mortgage-backed securities
         Adjustable-rate.................................. $ 2,788           $   10          $   4         $ 2,794
         Fixed-rate ......................................  14,291               --            142          14,149



       Collateralized mortgage obligations
         Adjustable-rate...............................     25,868               10            153          25,725
         Fixed-rate....................................     13,013                1            116          12,898
                                                            ------           ------           ----         -------
                                                           $55,960           $   21          $ 415         $55,566
                                                           =======           ======          =====         =======

    Held-To-Maturity:
     Mortgage-backed securities
        Adjustable-rate................................    $ 8,840           $   76          $  38         $ 8,878
        Fixed-rate.....................................      2,419               24             24           2,419



      Collateralized mortgage obligations:
       Adjustable-rate.................................     34,338              366            150          34,554
       Fixed-rate......................................      9,021               22             40           9,003
                                                           -------           ------          -----         -------
                                                           $54,618           $  488          $ 252         $54,854
                                                           =======           ======          =====         =======



At June 30, 1998:
    Available-For-Sale:
     Mortgage-backed securities
       Adjustable-rate.................................    $31,498           $   25          $  37         $31,486
       Fixed-rate......................................      7,656               15              7           7,664


      Collateralized mortgage obligations
       Adjustable-rate.................................      3,769               --             --           3,769
       Fixed-rate......................................     14,631                7              8          14,630
                                                           -------           ------          -----         -------
                                                           $57,554           $   47          $  52         $57,549
                                                           =======           ======          =====         =======


     Held-To-Maturity:
      Mortgage-backed securities
        Adjustable-rate................................    $27,674           $  242          $   7         $27,909
        Fixed-rate.....................................      3,806               45             16           3,835

      Collateralized mortgage obligations:
        Adjustable-rate................................     29,536              756            157          30,135
        Fixed-rate.....................................      4,266               45              5           4,306
                                                           -------           ------          -----         -------
                                                           $65,282           $1,088          $ 185         $66,185
                                                           =======           ======          =====         =======

                      HALLMARK CAPITAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.  MORTGAGE-BACKED AND RELATED SECURITIES (CONTINUED)


The following table is a summary of aggregate mortgage-backed and related securities by issuer.



                                                                                  GROSS        GROSS           ESTIMATED
                                                                     AMORTIZED  UNREALIZED   UNREALIZED          FAIR
                                                                       COST       GAINS        LOSSES           VALUE
                                                                     ---------  ----------   ----------        ---------
                                                                                     (IN THOUSANDS)
At June 30, 1999:
  Federal Home Loan Mortgage Corporation (FHLMC).............         $ 21,858       $ 249         $172        $ 21,935
  Federal National Mortgage Association (FNMA)...............           24,304         199          126          24,377
  Government National Mortgage Association (GNMA)............            5,481          23            -           5,504
  Private issuers............................................           58,935          38          369          58,604
                                                                      --------      ------         ----        --------
                                                                      $110,578      $  509         $667        $110,420
                                                                      ========      ======         ====        ========
At June 30, 1998:
  FHLMC......................................................         $ 19,593      $  541         $  7        $ 20,127
  FNMA.......................................................           30,700         462          147          31,015
  GNMA.......................................................              720          38            -             758
  Private issuers............................................           71,823          94           83          71,834
                                                                      $122,836      $1,135         $237        $123,734
                                                                      ========      ======         ====        ========




Proceeds from the sale of mortgage-backed and related securities held-to-maturity were $435,000 during the year ended June 30, 1997. Gross realized gains from such sales totaled $15,000 for the year ended June 30, 1997. There were no such sales for the years ended June 30, 1999 and 1998.

                      HALLMARK CAPITAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.  LOANS RECEIVABLE

Loans receivable are summarized as follows:


                                                                                            AT  JUNE 30,
                                                                           --------------------------------------------
                                                                                   1999                    1998
                                                                           --------------------   ---------------------
                                                                                          (IN THOUSANDS)
Real estate mortgage loans:
    Residential one-to-four family.........................................            $147,960                $155,082
    Residential multi-family...............................................              36,320                  33,513
    Commercial real estate.................................................              42,366                  34,610
    Home equity............................................................              20,457                  25,079
    Residential construction...............................................              12,673                   6,838
    Other construction and land............................................              17,056                  13,874
                                                                                       --------                --------
         Total real estate mortgage loans..................................             276,832                 268,996

Consumer and other loans:
    Automobile.............................................................                 444                     755
    Credit card............................................................               2,372                   2,777
    Other..................................................................               1,030                   1,476
                                                                                       --------                --------
         Total consumer and other loans....................................               3,846                   5,008
Commercial loans...........................................................              18,254                  14,646
                                                                                       --------                --------
         Gross loans.......................................................             298,932                 288,650

Accrued interest receivable................................................               1,664                   1,764

Less:
    Undisbursed portion of loan proceeds...................................             (16,279)                 (6,848)
    Deferred loan fees.....................................................                (490)                   (319)
    Unearned interest......................................................                 (59)                    (29)
    Allowance for loan losses..............................................              (2,648)                 (2,329)
                                                                                       --------                --------
                                                                                       $281,120                $280,889
                                                                                       ========                ========


Activity in the allowance for loan losses is summarized as follows:


                                                                                       FOR THE YEARS ENDED
                                                                                             JUNE 30,
                                                                             --------------------------------------
                                                                                 1999          1998        1997
                                                                             ------------ ------------ ------------
                                                                                         (IN THOUSANDS)
Balance at beginning of year...............................................    $2,329         $1,762      $1,234
Provisions charged to expense..............................................       480            800         650
Charge-offs................................................................      (176)          (264)       (128)
Recoveries.................................................................        15             31           6
                                                                               ------         ------      ------
Balance at end of year.....................................................    $2,648         $2,329      $1,762
                                                                               ======         ======      ======



Non-accrual loans for which interest is recognized only when received, totaled approximately $2,206,000 and $1,314,000 at June 30, 1999 and 1998, respectively.

                      HALLMARK CAPITAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.  LOANS RECEIVABLE (CONTINUED)

Non-performing loans include troubled debt restructuring and loans on which accrual of interest, amortization of deferred net fees or costs and accretion of discount has ceased. Non-performing loans totaled $2,425,000, $1,400,000 and $623,000 at June 30, 1999, 1998 and 1997, respectively. The effect of non-performing loans on interest income is as follows:



                                                                          FOR THE YEARS ENDED
                                                                              JUNE  30,
                                                             -----------------------------------------
                                                              1998              1998             1997
                                                             ------           -------           ------
                                                                             (IN THOUSANDS)

Interest at original contract rate...................          $368            $  178             $ 34
Interest collected...................................           108                93                9
Net reduction of interest income.....................          $260            $   85             $ 25
                                                               ====              ====             ====


At June 30, 1999 the Company has identified one loan with a balance of $1,072,000 as being impaired. This loan has $268,000 in allocated loan loss reserves. During the fiscal year ended June 30, 1999 and 1998 the average balance of impaired loans was $1,113,000 and $342,000, respectively. Interest income of $8,000 and $22,000 was recorded on such loans in the fiscal year ending June 30, 1999 and 1998, respectively. Impaired loans were deemed to be immaterial for fiscal year ending June 30, 1997.

Loans serviced for investors were $22,141,000 and $25,702,000 at June 30, 1999 and 1998, respectively. Custodial escrow balances maintained in connection with the foregoing serviced loans and included in liabilities were $580,000 and $683,000 at June 30, 1999 and 1998, respectively. Serviced loans are not reflected in the accompanying consolidated statements of financial condition.

The fair value of capitalized mortgage servicing rights exceeded the carrying value at June 30, 1999 and 1998. Changes in capitalized mortgage servicing rights is summarized as follows:

                                                                                           AT  JUNE 30,
                                                                           --------------------------------------------
                                                                                   1999                    1998
                                                                           --------------------   ---------------------
                                                                                          (IN THOUSANDS)
Balance beginning of year..................................................       $    94                $     74
Originated servicing rights capitalized....................................            71                      57
Amortization of servicing rights...........................................           (59)                    (37)
                                                                                  -------                --------
Balance end of year........................................................       $   106                $     94
                                                                                  =======                ========


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

                      HALLMARK CAPITAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.  ACCRUED INTEREST RECEIVABLE

Accrued interest receivable on securities and interest bearing deposits is summarized as follows:

                                                                                           AT  JUNE 30,
                                                                           --------------------------------------------
                                                                                   1999                    1998
                                                                           --------------------   ---------------------
                                                                                          (IN THOUSANDS)
Interest-bearing deposits..................................................        $     4                $     4
Investment securities......................................................            673                    262
Mortgage-backed and related securities.....................................            645                    733
                                                                                   -------                -------
                                                                                   $ 1,322                $   999
                                                                                   =======                =======


6.  OFFICE PROPERTIES AND EQUIPMENT

Office properties and equipment are summarized as follows:

                                                                                            AT JUNE 30,
                                                                            -------------------------------------------
                                                                                    1999                   1998
                                                                            -------------------   ---------------------
                                                                                          (IN THOUSANDS)
Land.......................................................................        $1,572                $  1,572
Office buildings and improvements..........................................         4,418                   4,348
Furniture and equipment....................................................         2,381                   1,939
                                                                                   ------                --------
                                                                                    8,371                   7,859
Less:
Accumulated depreciation...................................................         2,600                   2,206
                                                                                   ------                --------
                                                                                   $5,771                $  5,653
                                                                                   ======                ========

                      HALLMARK CAPITAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.  DEPOSITS



Deposits are summarized as follows:                                          AT JUNE 30,
                                                  ---------------------------------------------------------------
                                                               1999                              1998
                                                  ----------------------------       ----------------------------
                                                                       WEIGHTED                           WEIGHTED
                                                             PERCENT   AVERAGE                  PERCENT   AVERAGE
                                                            OF TOTAL   NOMINAL                 OF TOTAL   NOMINAL
                                                   AMOUNT   DEPOSITS    RATE          AMOUNT   DEPOSITS    RATE
                                                   ------   --------  --------        ------   --------  --------
                                                                       (DOLLARS IN THOUSANDS)
DEMAND DEPOSITS:
   Non-interest bearing.....................     $  9,006       3.12%       --%     $  7,738       2.85%       --%
   NOW......................................        2,789       0.97      1.75         2,701       0.99      1.75
   Money market.............................       35,495      12.29      4.37        27,995      10.31      5.10
   Passbook.................................       20,962       7.26      2.92        21,158       7.79      2.93
                                                 --------     ------                --------      -----
      Total.................................       68,252      23.64      3.24        59,592      21.94      3.52

CERTIFICATES OF DEPOSIT:
   One to 12 months.........................     $ 51,931      17.98      5.06      $ 68,050      25.09      5.79
   12 to 24 months..........................        7,759       2.69      5.08        14,290       5.26      5.77
   24 to 36 months..........................        1,522       0.53      5.55         2,662       0.98      5.83
   36 to 60 months..........................        2,868       0.99      5.62         2,685       0.99      6.02
   60 and greater...........................           --       0.00                      --       0.00
   Wholesale................................      156,382      54.17      5.32       124,340      45.74      6.07
                                                 --------     ------                --------     ------
      Total.................................      220,462      76.36      5.26       212,027      78.06      5.95
                                                 --------     ------                --------     ------

Total deposits..............................     $288,714     100.00%     4.78%     $271,619     100.00%     5.42%
                                                 ========     ======                ========     ======

The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was approximately $97,836,000 and $56,049,000 at June 30, 1999 and
1998, respectively, which also includes brokered deposit accounts. The average maturity of wholesale certificates of deposit was four months and eight months at June 30, 1999 and 1998, respectively.

Aggregate annual maturities of certificate accounts at June 30, 1999 are as follows:

             MATURES DURING
               YEAR ENDED
                 JUNE 30             AMOUNT
             --------------          ------
                                 (IN THOUSANDS)

                  2000              $203,577
                  2001                12,046
                  2002                 1,971
                  2003                 1,866
                Thereafter             1,002
                                    --------
                                    $220,462
                                    ========

Interest expense on deposits consists of the following:

                                              FOR THE YEARS ENDED JUNE 30,
                                          -------------------------------------
                                           1999             1998           1997
                                          -----            -----           ----
                                                       (IN THOUSANDS)

NOW accounts........................   $    48           $    45        $    41
Money market accounts...............     1,736             1,319            804
Passbook accounts...................       613               625            691
Certificate accounts................    12,766            12,967         12,357
                                       -------           -------        -------
                                       $15,163           $14,956        $13,893
                                       =======           =======        =======

                      HALLMARK CAPITAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.  NOTES PAYABLE AND OTHER BORROWINGS

Notes payable and other borrowings are summarized as follows:


                                               AT JUNE 30, 1999                     AT JUNE 30, 1998
                                         -----------------------------      --------------------------------
                                                          WEIGHTED                             WEIGHTED
                                                           AVERAGE                              AVERAGE
                             MATURITY       AMOUNT          RATE                AMOUNT           RATE
                             --------       ------          ----                ------           ----
                                                              (DOLLARS IN THOUSANDS)
Advances from
  Federal Home Loan Bank         1998   $       --            --            $    8,000          5.41%
                                 1999        7,000          6.55%               21,000          6.62
                                 2000       27,002          5.98                22,007          6.24
                                 2001        3,000          5.91                 3,000          5.91
                                 2002       28,500          5.61                28,500          5.61
                                 2003        8,042          5.13                 3,052          5.60
                                 2004        5,000          6.32                 5,000          6.32
                                 2005        5,000          5.33                    --            --
                                 2007        6,500          6.52                 6,500          6.52
                                 2008       30,000          4.79                20,000          4.95
                                        ----------                              ------
                                        $  120,044          5.59%           $  117,059          5.87%
                                                            ====                                ====
Securities sold under
  Agreements to repurchase       1999   $    9,475          5.25%           $       --
                                        ----------          ====              --------

                                        $  129,519                          $  117,059
                                        ==========                          ==========

The Company is required to maintain as collateral unencumbered one-to-four family mortgage loans such that the outstanding balance of FHLB advances does not exceed 60% of the book value of this collateral. At June 30, 1999, the Bank had delivered mortgage-backed securities with a carrying value of $51.9 million to the Federal Home Loan Bank as additional collateral for the advances. In addition, advances are collateralized by all Federal Home Loan Bank stock. Variable rate term borrowings consist of $8.0 million tied to the one-month LIBOR. FHLB advances are subject to a prepayment penalty if they are repaid prior to maturity.

The Company enters into sales of mortgage-backed securities with agreements to repurchase identical securities (reverse repurchase agreements) and substantially identical securities (dollar reverse repurchase agreements). These transactions are treated as financings with the obligations to repurchase securities reflected as a liability. The dollar amount of securities underlying the agreements remains in the asset accounts. The securities underlying the agreements are delivered to the counterparty's account. Securities sold under agreements to repurchase were $9,475,000, $0 and $0 at June 30, 1999, 1998 and 1997, respectively.

Securities sold under agreements to repurchase averaged $4,414,000 for the year ended June 30, 1999. The average is computed using daily balances for the respective fiscal year. The maximum outstanding at any month-end during the year ended June 30, 1999 was $18,289,000. There were no securities sold under agreements to repurchase for the year ended June 30, 1998. The Company retains securities under its control.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of June 30, 1999, that the Bank meets all capital adequacy requirements to which it is subject.

As of June 30, 1999, the most recent notification from the Bank's regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank's category.

The Bank's actual capital amounts and ratios are presented in the tables below.


                                                                                               TO BE WELL CAPITALIZED
                                                                         FOR CAPITAL           UNDER PROMPT CORRECTIVE
                                                      ACTUAL          ADEQUACY PURPOSES           ACTION PROVISIONS
                                                 ----------------     -----------------        -----------------------
                                                 AMOUNT     RATIO      AMOUNT      RATIO        AMOUNT        RATIO
                                                 ------     -----      ------      -----        ------        -----
                                                                    (DOLLARS IN THOUSANDS)
As of June 30, 1999:
   Tier I Capital Leverage (to Average Assets):
     Consolidated........................       $35,243      7.52%    $14,064      3.00%           N/A          N/A
     West Allis Savings Bank.............        32,056      6.86      14,018      3.00         23,364         5.00
   Tier I Capital (to Risk-Weighted Assets):
     Consolidated........................        35,243     12.34      11,426      4.00            N/A          N/A
     West Allis Savings Bank.............        32,056     11.60      11,056      4.00         16,584         6.00
   Total Capital (to Risk-Weighted Assets):
     Consolidated........................        37,891     13.26      22,852      8.00            N/A          N/A
     West Allis Savings Bank.............        34,704     12.56      22,111      8.00         27,639        10.00

As of June 30, 1998:
   Tier I Capital Leverage (to Average Assets):
     Consolidated........................       $33,252      7.81%    $12,777      3.00%           N/A          N/A
     West Allis Savings Bank.............        29,888      7.05      12,725      3.00         21,209         5.00
Tier I Capital (to Risk-Weighted Assets):
     Consolidated........................        33,252     13.03      10,207      4.00            N/A          N/A
     West Allis Savings Bank.............        29,888     11.98      10,173      4.00         15,260         6.00
   Total Capital (to Risk-Weighted Assets):
     Consolidated........................        35,581     13.94      20,414      8.00            N/A          N/A
     West Allis Savings Bank.............        32,217     12.92      20,347      8.00         25,433        10.00



As a state-charted savings bank, the Bank is also subject to a minimum regulatory capital requirement of the State of Wisconsin. At June 30, 1999, on a fully-phased-in basis of 6.0%, the Bank had actual capital of $34,704,000 with a required amount of $28,326,000, for excess capital of $6,378,000.

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

The Company has a shareholders' rights plan (the "Rights Plan"). Under the terms of the Rights Plan, shareholders hold one preferred share purchase right on each outstanding share of common stock of the Company. Upon becoming exercisable, each right entitles shareholders to buy one one-hundredth of a share of the Company's preferred stock at a price of $100.00, subject to adjustment as provided in the Rights Plan (the "Exercise Price"). Rights do not become exercisable until eleven business days after any person or group has acquired, commenced or announced its intention to commence a tender or exchange offer to acquire 20% or more of the Company's common stock, or in the event a person or group owning 15% or more of the Company's common stock is deemed to be "adverse" to the Company. If the rights become exercisable, holders of each right other than the acquirer, upon payment of the Exercise Price, will have the right to purchase the Company's common stock (in lieu of preferred stock) having a value equal to two times the Exercise Price. If the Company is acquired in a merger, share exchange or other business combination or 50% or more of its consolidated assets or earning power are sold, rights holders, other than the acquiring or adverse person or group, will be entitled to purchase the acquirer's shares at a similar discount. If the rights become exercisable, the Company may also exchange rights, other than those held by the acquiring or adverse person or group, in whole or in part, at an exchange rate of one share of the Company's common stock per right held. Rights are redeemable by the Company at any time until they are exercisable at the exchange rate of $.01 per right. The rights have no immediate dilutive effect currently, and therefore due not effect reported earnings per share, are not taxable to the Company or its shareholders, and have no effect on the way in which the Company's shares are traded. The rights expire in ten years from the plan's adoption.

10.  EMPLOYEE BENEFIT PLANS

The Bank has a qualified defined-contribution plan covering substantially all full-time employees who have completed one year of service and are at least 21 years old. Employees may contribute up to 15% of their compensation to the Plan, and employee contributions up to 4% are matched 25% by the Bank. In addition, the Bank may make a profit-sharing contribution to the Plan at its discretion. Retirement plan expense recorded in connection with the Plan was $19,000, $14,000 and $13,000 during 1999, 1998 and 1997, respectively.

The Company has an Employee Stock Ownership Plan ("ESOP") for substantially all of its full-time employees. The cost of unearned ESOP shares is shown as a reduction of shareholders' equity. ESOP expense for the years ended June 30, 1999, 1998 and 1997 totaled $375,000, $362,000 and $236,000, respectively. The expense was determined using the fair value of shares committed to be released during the year. As shares are committed, the reduction in shareholders' equity decreases by the cost of those shares. The difference between the cost and fair value of the shares committed is a charge or credit to additional paid-in-capital. The fair value of the unearned ESOP shares totaled $1.2 million at June 30, 1999.

The Company has an agreement with an executive officer of the Company to provide certain deferred payments upon retirement and certain payments to his beneficiary in the event of his death. During fiscal 1999 an agreement with a second executive officer and the Company was entered into. The expense related to these agreements was $214,000 in 1999, $43,000 in 1998 and $43,000 in 1997.

                      HALLMARK CAPITAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  EMPLOYEE BENEFIT PLANS (CONTINUED)

The Bank has Management Recognition and Retention Plans ("MRPs") for officers and directors. As of June 30, 1999, 18,462 shares remain reserved for future grants. The shares awarded to directors vest at a rate of 33.33% per year commencing December 30, 1994, while officers' shares vest at a rate of 20% per year commencing one year from the date of grant of the award. The aggregate cost of these shares is amortized to compensation expense as the participants become vested. The unamortized cost is reflected as a reduction of shareholders' equity as unearned restricted stock. The cost of awarded shares has been fully amortized at June 30, 1999. Compensation expense of $46,000, $84,000 and $126,000 was recognized for the years ended June 30, 1999, 1998 and 1997.

For the purposes of providing the pro-forma disclosures required under SFAS No. 123 "Accounting for Stock Based Compensation," the fair value of stock options granted was estimated using a binomial pricing model for stock options granted in fiscal year 1999 and the Black-Scholes option pricing model for stock options granted in prior fiscal years. The per share weighted-average fair value of stock options granted during fiscal 1999 and 1998 was $3.06 and $1.81, respectively, on the date of grant with the following variable assumptions: 1999
- The Company did not pay a dividend, return on equity of 8.79%, an expected life of ten years and expected volatility of 32.4%; 1998: The Company did not pay a dividend in fiscal year 1998, risk-free interest rate of 5.6%, an expected life of ten years and expected volatility of 32.7%.

The Company applies APB Opinion No. 25 in accounting for stock options and, accordingly, compensation cost based on the fair value at grant date has not been recognized for stock option grants in the consolidated financial statements for the fiscal years ended June 30, 1999,1998 and 1997.

Had compensation cost of the Company's stock-based plans been determined in accordance with SFAS No. 123, net income would have been $3,118,000, $2,794,000 and $1,915,000 for fiscal 1999, 1998 and 1997, respectively. Diluted earnings per share would have been $1.09, $.97 and $.68, respectively for fiscal 1999, 1998 and 1997.

The Company has reserved 375,642 shares of common stock for its non-qualified stock option plan for employees and directors. With respect to options which have not been granted, the option exercise price cannot be less than the fair market value of the underlying common stock as of the date of option grant, and the maximum term cannot exceed ten years.

The followings is a summary of stock option activity:


                                                                                 SHARES                OPTION
                                                                                 UNDER               PRICE PER
                                                                                 OPTION                SHARE
                                                                                 ------                -----
Outstanding at June 30, 1996.............................................        330,614       $    4.00 - $ 7.63
    Granted..............................................................         16,000                   $ 7.38
                                                                                --------       ------------------

Outstanding at June 30, 1997.............................................        346,614       $    4.00 - $ 7.63
    Granted..............................................................         30,000                   $14.63
    Exercised............................................................        (55,340)                  $ 4.00
                                                                                --------       ------------------

Outstanding at June 30, 1998.............................................        321,274       $    4.00 - $14.63
    Granted..............................................................         21,500       $   10.00 - $11.38
    Exercised............................................................        (61,294)      $    4.00 - $ 7.38
    Forfeited............................................................         (2,000)      $    4.00 - $ 7.38
                                                                                --------       ------------------
Outstanding at June 30, 1999.............................................        279,480       $    4.00 - $14.63


                      HALLMARK CAPITAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  EMPLOYEE BENEFIT PLANS (CONTINUED)

The range of options outstanding at June 30, 1999 were:


                                                                                                 WEIGHTED-
                                                                                                  AVERAGE
                                                             WEIGHTED-AVERAGE                    REMAINING
                                   NUMBER OF SHARES           EXERCISE PRICE                    CONTRACTUAL
                           ----------------------------------------------------------------         LIFE
PRICE                      OUTSTANDING      EXERCISABLE       OUTSTANDING       EXERCISABLE      (IN YEARS)
RANGE                      -----------      -----------       -----------       -----------       --------
-----

$4 - 7.63                      227,980          207,980             $4.61             $4.40            4.9
10 - 11.38                      21,500               --             11.12                --            9.7
14.63                           30,000            6,000             14.63             14.63            9.0
                              --------        ---------             -----             -----            ---
                               279,480          213,980             $6.18             $4.68            5.7
                               =======          =======             =====             =====            ===


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

11.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK (CONTINUED)

Financial instruments whose contract amounts represent a potential credit risk are as follows:



                                                                                  FOR THE YEARS ENDED
                                                                                         JUNE 30,
                                                                              ---------------------------
                                                                                 1999             1998
                                                                              ----------       ----------
                                                                                     (IN THOUSANDS)
         Commitments to extend credit:
           Fixed-rate mortgage loans (7.125% - 7.625% at June 30, 1999)......    $ 1,157           $3,480

           Adjustable rate mortgage loans....................................        723              570

         Unused lines of credit:
           Credit cards......................................................      8,203            8,331

           Home equity.......................................................     11,578           13,641

           Commercial........................................................     12,914            3,174

           Stand-by letters of credit........................................      3,259            3,101



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

                      HALLMARK CAPITAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


13.  PARENT COMPANY ONLY FINANCIAL INFORMATION                                 AT JUNE 30,
                                                                         ------------------------
                                                                            1999           1998
                                                                         ---------      ---------
                                                                              (IN THOUSANDS)
STATEMENT OF CONDITION
Assets:
  Cash and cash equivalents.........................................     $   1,256       $    850
  Securities available-for-sale.....................................         1,294          1,909
  Investment in bank subsidiary.....................................        31,761         30,696
  Other assets......................................................           245             60
                                                                         ---------       --------
                                                                         $  34,556       $ 33,515
                                                                         =========       ========

Liabilities and Shareholders' Equity:
  Other liabilities.................................................     $      60       $     62
  Total shareholders' equity........................................        34,496         33,453
                                                                         ---------       --------
                                                                         $  34,556       $ 33,515
                                                                         =========       ========



                                                                                FOR THE YEARS ENDED JUNE 30,
                                                                            1999           1998            1997
                                                                         ---------      ---------        --------
                                                                                      (IN THOUSANDS)
STATEMENT OF INCOME
Interest and dividend income........................................     $     243      $     177        $    191
Dividend income from subsidiary.....................................         1,300             --              --
Gain on sale of investment securities...............................            28             --              --
Equity in undistributed net income of subsidiary....................         1,740          2,764           1,880
                                                                         ---------      ---------        --------
     Total income...................................................         3,311          2,941           2,071
Other expense.......................................................           136            130             159
                                                                         ---------      ---------        --------
Income before provision for income taxes............................         3,175          2,811           1,912
Provision for income taxes..........................................            45             12              (7)
                                                                         ---------      ---------        --------
     Net income.....................................................     $  3,130       $   2,799        $  1,919
                                                                         ========       =========        ========

STATEMENT OF CASH FLOWS
Operating activities:
  Net income........................................................     $  3,130       $   2,799        $  1,919
  Adjustments to reconcile net income
    to net cash provided by (used in) operating activities:
     Equity in undistributed net income of subsidiary...............       (1,740)        (2,764)          (1,880)
     Decrease (increase) in other assets............................         (185)           (33)              25
     Increase (decrease) in other liabilities.......................           (2)            --               45
     Other..........................................................          187           (119)             102
                                                                         --------       --------         --------
  Net Cash Provided By (Used In) Operating Activities...............        1,390           (117)             211

Investment activities
  Sale of investment securities.....................................          528             --            2,308
  Purchase of investment securities.................................           --         (1,498)          (1,219)
  Investment in Bank subsidiary.....................................           --             --           (2,000)
                                                                         --------       --------         --------
  Net Cash Provided By (Used In) Investing Activities...............          528         (1,498)           (911)

Financing activities:
  Purchase of common stock of subsidiary............................       (1,785)            --              --
  Proceeds from exercise of stock options...........................          273            330              --
                                                                         --------       --------         -------
  Net Cash Provided by (Used In)  Financing Activities..............       (1,512)           330              --
                                                                         --------       --------         -------

Net increase (decrease) in cash.....................................          406         (1,285)           (700)
Cash and cash equivalents at beginning of year......................          850          2,135           2,835
                                                                         --------       --------         -------

  Cash and cash equivalents at end of year..........................     $  1,256       $    850         $ 2,135
                                                                         ========       ========         =======

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

The carrying amounts and fair values of the Company's financial instruments consisted of the following:



                                                                                     AT JUNE 30,
                                                                 -------------------------------------------------
                                                                           1999                            1998
                                                                 -----------------------  ------------------------
                                                                               ESTIMATED                 ESTIMATED
                                                                 CARRYING        FAIR       CARRYING       FAIR
                                                                  AMOUNT        VALUE        AMOUNT       VALUE
                                                                 -------        -----        ------       -----
                                                                                  (IN THOUSANDS)

Cash and cash equivalents...................................   $   8,599     $   8,599    $   8,184    $   8,184
Investment securities available-for-sale....................      46,340        44,902        8,896        8,896
Investment securities held-to-maturity......................          --            --          388          388
Mortgage-backed and related
  securities available-for-sale.............................      55,566        55,566       57,549       57,549
Mortgage-backed and related
  securities held-to-maturity...............................      54,618        54,854       65,282       66,185
Federal Home Loan Bank stock................................       6,527         6,527        5,932        5,932
Loans receivable:
  Real estate (including home equity).......................     258,124       256,293      260,127      262,045
  Credit card and other consumer............................       3,683         3,683        4,838        4,838
  Commercial................................................      17,709        17,709       14,189       14,189
                                                               ---------     ---------    ---------    ---------
                                                               $ 279,516     $ 277,685    $ 279,154    $ 281,072
                                                               =========     =========    =========    =========

Accrued interest receivable.................................   $   2,985     $   2,985    $   2,763    $   2,763

Deposits:
  NOW.......................................................      11,215        11,215       10,439       10,439
  Money market..............................................      36,075        36,075       27,995       27,995
  Passbooks.................................................      20,962        20,962       21,158       21,158
  Certificates..............................................     220,462       220,726      212,027      212,740
                                                               ---------     ---------    ---------    ---------
                                                               $ 288,714     $ 288,978    $ 271,619    $ 272,332
                                                               =========     =========    =========    =========
Borrowings:
  Notes payable and other borrowings.......................... $ 129,519     $ 128,887    $ 117,059    $ 117,370

Accrued interest payable...................................... $   2,006     $   2,006    $   1,455    $   1,455



                      HALLMARK CAPITAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


15.  INCOME TAXES

Income tax expense (benefit) in the consolidated statements of income consists of the following:



                                                          CURRENT          DEFERRED           TOTAL
                                                          -------          --------           -----
                                                                        (In thousands)
Year ended June 30, 1999:
    Federal..........................................     $ 1,705           ($213)          $ 1,492
    State............................................          46             (33)               13
                                                          -------          ------           -------
                                                          $ 1,751           ($246)          $ 1,505
                                                          =======          ======           =======
Year ended June 30, 1998:
    Federal..........................................     $ 1,551           ($250)          $ 1,301
    State............................................         140             (38)              102
                                                          -------          ------           -------
                                                          $ 1,691           ($288)          $ 1,403
                                                          =======          ======           =======
Year ended June 30, 1997:
    Federal..........................................     $ 1,117          ($ 149)             $968
    State............................................          80             (22)               58
                                                          -------          ------           -------
                                                          $ 1,197          ($ 171)          $ 1,026
                                                          =======          ======           =======




Income tax expense attributable to income from operations was $1,505,000, $1,403,000 and $1,026,000 for the years ended June 30, 1999, 1998 and 1997, respectively, and differed from the amounts computed by applying the Federal income tax rate of 34 percent to pre-tax income from continuing operations as a result of the following:



                                                                      YEARS ENDED JUNE 30,
                                                            --------------------------------------
                                                            1999             1998             1997
                                                            ----             ----             ----
                                                                        (In thousands)

Computed "expected" tax expense......................     $1,576            $1,429           $1,001

  State income taxes, net of
    federal income tax benefit.......................          9                67               38

  Utilization of Low Income Housing Credits..........        (20)              (29)             (16)

  Net (increase)/decrease in the cash
    surrender value of life insurance
    premiums paid....................................         15               (15)             (14)



Other................................................        (75)              (49)              17
                                                          ------            ------           ------
                                                          $1,505            $1,403           $1,026
                                                          ======            ======           ======

                      HALLMARK CAPITAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


15.  INCOME TAXES (CONTINUED)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:


                                                                                     AT JUNE 30,
                                                                               -----------------------
                                                                                 1999           1998
                                                                               --------       --------
                                                                                    (IN THOUSANDS)
                  Deferred Tax Assets:
                    Deferred compensation..............................          $  299         $  217
                    Allowances for loan losses.........................           1,013            863
                    Deferred loan fees.................................              39             30
                    Unrealized depreciation on securities
                      available for sale...............................             718             15
                      Other, net.......................................              61             25
                                                                                 ------         ------
                  Gross deferred tax assets............................           2,130          1,150



                  Deferred Tax Liabilities:

                    Depreciation.......................................             157            146
                    Mortgage servicing rights..........................              42             37
                    Other..............................................             127            112
                                                                                 ------         ------
                    Gross deferred tax liabilities.....................             326            295
                                                                                 ------         ------
                    Net deferred tax assets............................          $1,804         $  855
                                                                                 ------         ------




The net deferred tax asset increased by $949,000 in 1999 and $168,000 in 1998. The difference between the increase and the deferred portion of tax expense is primarily attributable to the tax effect on the unrealized depreciation on securities available-for-sale which does not have an income statement impact in 1999 and 1998.

                                        HALLMARK CAPITAL CORP. AND SUBSIDIARY
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


16.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                              FOR THE THREE MONTHS ENDED,
                                    -----------------------------------------------------------------------------------------
                                       JUNE 30,   MAR. 31,   DEC. 31,  SEPT. 30,   JUNE 30,   MAR. 31,   DEC. 31,  SEPT. 30,
                                         1999       1999       1998       1998       1998       1998       1997      1997
                                       -------    -------    --------  ---------   --------   --------   --------  --------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)

Interest and dividend income........   $8,252     $8,801      $8,885     $8,360      $8,118   $7,943     $8,162     $8,004
Interest expense....................    5,418      5,849       5,984      5,563       5,408    5,259      5,485      5,434
                                       ------     ------      ------     ------      ------   ------     ------     ------
Net interest income.................    2,834      2,952       2,901      2,797       2,710    2,684      2,677      2,570
Provision for loan losses...........       --        140         210        130         160      200        240        200
                                       ------     ------      ------     ------      ------   ------     ------     ------
Net interest income after
  provision for loan losses.........    2,834      2,812       2,691      2,667       2,550    2,484      2,437      2,370
Gain (loss) on sales of
investments and mortgage-backed
  and related securities............       33         --          35         --          --       --          9       (17)
Gain (loss) on sale of loans, net...       60        180         438        214         160      114          2         21
                                          230        393         233        266         247      251        225        196
Other non-interest income...........   ------     ------      ------     ------      ------   ------     ------     ------
Total non-interest income...........      323        573         706        480         407      365        236        200
                                        1,859      2,327       2,191      2,074       1,880    1,811      1,576      1,580
Total non-interest expense..........   ------     ------      ------     ------      ------   ------     ------     ------
Income (loss) before income taxes...    1,298      1,058       1,206      1,073       1,077    1,038      1,097        990
                                          393        340         417        355         316      359        383        345
Income tax expense (benefit)........   ------     ------      ------     ------      ------   ------     ------     ------
                                       $  905     $  718      $  789     $  718      $  761   $  679     $  714     $  645
Net income (loss)...................   ======     ======      ======     ======      ======   ======     ======     ======

Earnings (loss) per share (basic)...   $ 0.33     $ 0.26      $ 0.28     $ 0.26      $ 0.27   $ 0.24     $ 0.26     $ 0.24
Earnings (loss) per share (diluted).   $ 0.32     $ 0.25      $ 0.28     $ 0.25      $ 0.26   $ 0.23     $ 0.25     $ 0.23
Market Information
  Trading range - high..............    12.13      11.75       13.50      16.25       16.75    17.50      19.00      13.25
                      low...........    10.00       9.75        9.25      10.63       14.00    14.75      13.00      10.50
                      close.........    11.63      10.63       11.00      11.50       14.00    15.50      17.00      12.88


   No dividends were declared on the shares of Common Stock during the fiscal years ended June 30, 1999 and 1998.

                                     PART II


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

         None.


                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information required by this item with respect to directors is included under the heading "Election of Directors" in the Company's definitive Proxy Statement dated September 24, 1999, relating to the 1999 Annual Meeting of Shareholders currently scheduled for October 27, 1999, which section is hereby incorporated herein by reference. Information concerning executive officers who are not directors, with the exception of Messrs. James D. Smessaert and Peter A. Gilbert, is contained in Part I of this Form 10-K pursuant to paragraph (b) of
Item 401 of Regulation S-K in reliance on Instruction G(3).

ITEM 11.  EXECUTIVE COMPENSATION

         Information required by this item is included under the heading "Compensation of Executive Officers and Directors" in the Company's definitive Proxy Statement dated September 24, 1999, relating to the 1999 Annual Meeting of Shareholders currently scheduled for October 27, 1999, which section is hereby incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information required by this item is included under the heading "Stock Ownership of Certain Beneficial Owners" in the Company's definitive Proxy Statement dated September 24, 1999, relating to the 1999 Annual Meeting of Shareholders currently scheduled for October 27, 1999, which section is hereby incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required by this item is included under the heading "Indebtedness of Management and Certain Transactions" in the Company's definitive Proxy Statement dated September 24, 1999, relating to the 1999 Annual Meeting of Shareholders currently scheduled for October 27, 1999, which section is hereby incorporated herein by reference.

                                     PART IV



ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


     (A)(1)  FINANCIAL STATEMENTS

         The following financial statements and financial statement schedules are included under a separate caption "Financial Statements and Supplementary Data" in Part II, Item 8 hereof and are incorporated herein by reference.


         Independent Auditor's Report

         Consolidated Statements of Financial Condition at June 30, 1999 and
         1998

         Consolidated Statements of Income for Years Ended June 30, 1999, 1998 and 1997

         Consolidated Statements of Shareholders' Equity for Years Ended June 30, 1999, 1998 and 1997

         Consolidated Statements of Cash Flows for Years Ended June 30, 1999, 1998 and 1997

         Notes to Consolidated Financial Statements

     (A)(2)  FINANCIAL STATEMENT SCHEDULES

         All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Consolidated Financial Statements.

                                                                                                         SEQUENTIAL
     (A)(3)  EXHIBITS                                                                                   PAGE NUMBER
             --------                                                                                   -----------
   3.1   Amended Articles of Incorporation of Registrant (1)
   3.2   Amended By-laws of Registrant (2)
   3.3   Stock Charter of West Allis Savings Bank (1)
   3.4   By-laws of West Allis Savings Bank (1)
  10.1   West Allis Savings Bank 401(k) Savings Plan (1)
  10.2   West Allis Savings Bank Employee Stock Ownership Plan (1)
  10.3   Credit Agreement by and between West Allis Savings Bank,
           Employee Stock Ownership Trust and Company (1)
  10.4   West Allis Savings Bank Management Recognition and Retention Plan (1)
  10.5   Hallmark Capital Corp. 1993 Incentive Stock Option Plan, as amended (3)
  10.6   Hallmark Capital Corp. 1993 Stock Option Plan for Outside Directors, as amended (3)
  10.7   Employment Agreement - James D. Smessaert (1)
  10.8   Employment Agreement - Peter A. Gilbert (2)
  10.9   Employment Agreement - Arthur E. Thompson (1)
  10.10  Executive Employee Supplemental Compensation Agreement - James D. Smessaert (4)
  10.11  Executive Employee Supplemental Compensation Agreement - Peter A. Gilbert (4)
  12.1   Statement regarding computation of per share earnings - See Footnote (1) in Part II, Item 8
  13.1   1999 Summary Annual Report to Shareholders (5)
  21.1   Subsidiaries of the Registrant - See "Subsidiary Activities" in Part I, Item 1
  23.1   Consent of KPMG LLP (6)
  24.1   Powers of Attorney for certain officers and directors (1)
  27.1   Financial Data Schedule (6)
  99.1   Proxy Statement for 1999 Annual Meeting of Shareholders (6)


(1) Incorporated by reference to exhibits filed with Company's Form S-1 Registration Statement declared effective on November 4, 1993 (Registration Number 33-67184).

(2) Incorporated by reference to exhibits filed with the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995.

(3) Incorporated by reference to exhibits filed with the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997.

(4) Incorporated by reference to exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarter Ended December 31, 1998.

(5)  Filed in paper format with the SEC pursuant to Rule 101 of Regulation S-T.

(6)  Filed herein.

     (b)  Reports on Form 8-K
          None.
     (c)  Exhibits
          Reference is made to the exhibit index set forth above at (a)(3).
     (d)  Financial Statement Schedules
          Reference is made to the disclosure set forth above at (a)(1 and 2).

                           EXHIBIT INDEX
                           -------------



Exhibit No.                                 Description
-----------                                 -----------

   23.1        Consent of KPMG LLP

   27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.

   99          Proxy Statement for 1999 Annual Meeting of Shareholders.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    HALLMARK CAPITAL CORP.

                                    /s/    James D. Smessaert
                                    --------------------------------------------
                                    James D. Smessaert, Chairman,
                                    President and Chief Executive Officer

                                    Date:   September 15, 1999



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




/s/   Martin Hedrich, Jr.                      /s/  Reginald M. Hislop, III
------------------------------------------     ---------------------------------
Martin Hedrich Jr., Director                   Reginald M. Hislop, III, Director

Date:    September 15, 1999                    Date:          September 15, 1999




/s/   Peter A. Gilbert                         /s/  Charles E. Rickheim
------------------------------------------     ---------------------------------
Peter A. Gilbert, Executive Vice President,    Charles E. Rickheim, Director
Corporate Secretary and Director

Date:    September 15, 1999                    Date:    September 15, 1999




/s/   James D. Smessaert                       /s/  Arthur E. Thompson
------------------------------------------     ---------------------------------
James D. Smessaert, Chairman,                  Arthur E. Thompson
President and Chief Executive Officer          Chief Financial Officer and
(Principal Executive Officer)                  Corporate Treasurer
                                               (Principal Financial and
                                                Accounting Officer)

Date:    September 15, 1999                    Date:          September 15, 1999




/s/   Donald A. Zellmer
------------------------------------------
Donald A. Zellmer, Director

Date:    September 15, 1999