Form 10-Q
period 1999-09-30
HALLMARK CAPITAL CORP
filed 1999-11-15
CIK 910522

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter Ended September 30, 1999              Commission File Number 0-22224
--------------------------------------------------------------------------------


                             HALLMARK CAPITAL CORP.
             (Exact name of registrant as specified in its charter)

       Wisconsin                                     39-1762467
(State of Incorporation)                    (I.R.S. Employer Identification No.)


     5555 N. Port Washington Road
       Glendale, Wisconsin                            53217
(Address of principal executive offices)            (Zip Code)

                  Registrant's telephone number: (414) 290-7900

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.



                               (1) Yes |X| No | |
                               (2) Yes |X| No | |


     The number of shares outstanding of the issuer's common stock, par value $1.00 per share, was 2,702,941 at November 12, 1999, the latest practicable date.

                      HALLMARK CAPITAL CORP. AND SUBSIDIARY
                                    FORM 10-Q

Part I.  Financial Information
         ---------------------

         Item 1.  Financial Statements (unaudited):

                  Consolidated Statements of Financial Condition
                     as of September 30, 1999 (unaudited) and June 30, 1999...............................       1

                  Consolidated Statements of Income for the Three Months
                     ended September 30, 1999 and 1998 (unaudited)........................................       2

                  Consolidated Statements of Shareholders' Equity for the Three
                     Months ended September 30, 1999 and 1998 (unaudited).................................       3

                  Consolidated Statements of Cash Flows for the Three Months
                     ended September 30, 1999 and 1998 (unaudited)........................................       4

                  Notes to Consolidated Financial Statements (unaudited)..................................       6


         Item 2.  Management's Discussion and Analysis of Financial Condition
                     and Results of Operations............................................................      11


         Item 3.  Quantitative and Qualitative Disclosure About Market Risk...............................      25

Part II. Other Information
         -----------------

         Item 1.  Legal Proceedings.......................................................................      27

         Item 2.  Changes in Securities and Use of Proceeds...............................................      27

         Item 3.  Defaults Upon Senior Securities.........................................................      27

         Item 4.  Submission of Matters to a Vote of Security Holders.....................................      27

         Item 5.  Other Information.......................................................................      27

         Item 6.  Exhibits and Reports on Form 8-K........................................................      28

                  Signature Page..........................................................................      29



                      HALLMARK CAPITAL CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (Dollars in thousands)

                                                                               SEPTEMBER 30,            JUNE 30,
                                                                                   1999                   1999
                                                                           --------------------   --------------------
ASSETS                                                                          (Unaudited)

Cash and non-interest bearing deposits.....................................      $  2,437                 3,582
Interest-bearing deposits..................................................         3,614                 5,017
                                                                                 --------              --------
Cash and cash equivalents..................................................         6,051                 8,599

Securities available-for-sale (at fair value):
  Investment securities....................................................        55,801                44,902
  Mortgage-backed and related securities...................................        47,040                55,566
Securities held-to-maturity:
  Mortgage-backed and related securities (fair value -
   $53,688 at September 30, 1999; $54,854 at June 30, 1999)................        53,682                54,618
Loans held for sale, at lower of cost or market............................         6,370                 6,437
Loans receivable, net......................................................       332,183               281,120
Investment  in Federal Home Loan Bank stock, at cost.......................         7,037                 6,527
Foreclosed properties, net.................................................         1,893                   621
Office properties and equipment............................................         5,716                 5,771
Prepaid expenses and other assets..........................................         6,780                 5,498
                                                                                 --------              --------
          Total assets.....................................................      $522,553              $469,659
                                                                                 ========              ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Deposits.................................................................      $319,788              $288,714
  Notes payable and other borrowings.......................................       160,378               129,519
  Advance payments by borrowers for taxes and insurance....................         4,768                 3,225
  Accrued interest on deposit accounts and other borrowings................         2,220                 2,006
  Accrued expenses and other liabilities...................................         1,719                11,699
                                                                                 --------              --------
          Total liabilities................................................      $488,873              $435,163

Shareholders' Equity:
  Preferred stock, $1.00 par value; authorized 2,000,000 shares;
    none outstanding.......................................................             -                     -
  Common stock, $1.00 par value; authorized 6,000,000 shares;
    issued 3,162,500 shares; outstanding 2,731,941 shares at
    September 30, 1999 and 2,839,941 shares at June 30, 1999...............         3,162                 3,162
  Additional paid-in capital...............................................        10,005                 9,937
  Unearned ESOP compensation...............................................          (375)                 (405)
  Unearned restricted stock awards.........................................           (76)                  (78)
  Accumulated other comprehensive income/(loss)............................        (1,422)               (1,089)
  Treasury stock, at cost: 430,559 shares at September 30, 1999
    and 322,559 shares at June 30, 1999....................................        (4,134)               (2,796)
  Retained earnings, substantially restricted..............................        26,520                25,765
                                                                                 --------              --------
          Total shareholders' equity.......................................      $ 33,680              $ 34,496
                                                                                 --------              --------
          Total liabilities and shareholders' equity.......................      $522,553              $469,659
                                                                                 ========              ========

     See accompanying Notes to Consolidated Financial Statements (unaudited)

                      HALLMARK CAPITAL CORP. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in thousands, except for per share data)
                                   (Unaudited)

                                                                                     Three Months Ended
                                                                                       September 30,
                                                                             -------------------------------
                                                                               1999                    1998
                                                                             -------                 -------
INTEREST INCOME:
     Loans receivable..................................................      $ 6,077                 $ 5,901
     Mortgage-backed and related securities............................        1,575                   2,067
     Securities and interest-bearing deposits..........................        1,099                     392
                                                                             -------                 -------
               Total interest income...................................        8,751                   8,360

INTEREST EXPENSE:
     Deposits..........................................................        3,634                   3,698
     Advance payments by borrowers for taxes and insurance.............           24                      26
     Notes payable and other borrowings................................        2,104                   1,839
                                                                             -------                 -------
               Total interest expense..................................        5,762                   5,563
                                                                             -------                 -------
     Net interest income...............................................        2,989                   2,797
     Provision for losses on loans.....................................          120                     130
                                                                             -------                 -------
     Net interest income after provision for losses on loans...........        2,869                   2,667

NON-INTEREST INCOME:
     Service charges on loans..........................................           57                      78
     Service charges on deposit accounts...............................          122                     113
     Loan servicing fees, net..........................................           12                      14
     Insurance commissions.............................................           12                      19
     Gain on sale of securities and
         mortgage-backed and related securities, net...................           54                       -
     Gain on sale of loans.............................................           96                     214
     Other income......................................................           54                      42
                                                                             -------                 -------
               Total non-interest income...............................          407                     480

NON-INTEREST EXPENSE:
     Compensation and benefits.........................................        1,334                   1,239
     Marketing.........................................................           53                      66
     Occupancy and equipment...........................................          393                     409
     Deposit insurance premiums........................................           45                      42
     Other non-interest expense........................................          335                     318
                                                                             -------                 -------
               Total non-interest expense..............................        2,160                   2,074
                                                                             -------                 -------
     Income before income taxes........................................        1,116                   1,073
     Income taxes......................................................          361                     355
                                                                             -------                 -------
          Net income...................................................      $   755                 $   718
                                                                             =======                 =======
          Earnings per share - (basic) ................................      $  0.28                 $  0.26
                                                                             =======                 =======
          Earnings per share - (diluted) ..............................      $  0.28                 $  0.25
                                                                             =======                 =======





    See accompanying Notes to Consolidated Financial Statements (unaudited)

                      HALLMARK CAPITAL CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (Dollars in thousands)
                                   (Unaudited)


                                                                            Additional        Unearned       Unearned
                                                             Common          Paid-In           ESOP         Restricted
                                                              Stock          Capital       Compensation       Stock
                                                             ------          -------       ------------       -----
THREE MONTHS ENDED SEPTEMBER 30, 1999
Balance at June 30, 1999 ..........................          $3,162          $ 9,937          ($405)           ($78)

Net income ........................................               -                -              -               -
Accumulated other comprehensive income:
    Unrealized holding loss arising during
      period ......................................               -                -              -               -
    Re-classification adjustment for gains
    realized in income ............................             -                -              -               -
    Income tax effect .............................               -                -              -               -
Comprehensive income ..............................               -                -              -               -
Amortization of unearned ESOP and
  restricted stock award compensation .............               -               68             30               2
Purchase of treasury stock (108,000 shares) .......               -                -              -               -
Exercise of stock options .........................               -                -              -               -
                                                             ------          -------          -----           -----
Balance at September 30, 1999 .....................          $3,162          $10,005          ($375)           ($76)
                                                             ======          =======          =====           =====

THREE MONTHS ENDED SEPTEMBER 30, 1998
Balance at June 30, 1998 ..........................          $3,162          $ 9,512          ($532)          ($124)

Net income ........................................               -                -              -               -
Accumulated other comprehensive income:
    Unrealized holding gain arising during
      period ......................................               -                -              -               -
    Re-classification adjustment for gains
    realized in income ............................             -                -              -               -
    Income tax effect .............................               -                -              -               -
Comprehensive income ..............................               -                -              -               -
Amortization of unearned ESOP and
  restricted stock award compensation .............               -               69             27              21
Exercise of stock options (5,000 shares) ..........               -               19              -               -
                                                             ------          -------          -----           -----
Balance at September 30, 1998 .....................          $3,162          $ 9,600          ($505)          ($103)
                                                             ======          =======          =====           =====





                                                                                                 Accumulated
                                                                                                    Other             Total
                                                             Retained           Treasury        Comprehensive      Shareholders'
                                                             Earnings             Stock         Income/(loss)        Equity
                                                             --------           --------        -------------      -------------

THREE MONTHS ENDED SEPTEMBER 30, 1999
Balance at June 30, 1999 ..........................          $ 25,765           ($2,796)          ($1,089)          $ 34,496

Net income ........................................               755                 -                 -                755
Accumulated other comprehensive income:
    Unrealized holding loss arising during
      period ......................................                 -                 -              (492)              (492)
    Re-classification adjustment for gains
    realized in income ............................                 -                 -               (54)               (54)
    Income tax effect .............................                 -                 -               213                213
                                                                                                                    --------
Comprehensive income ..............................                 -                 -                 -                422
Amortization of unearned ESOP and
  restricted stock award compensation .............                 -                 -                 -                100
Purchase of treasury stock (108,000 shares) .......                 -            (1,338)                -             (1,338)
Exercise of stock options .........................                 -                 -                 -                  -
                                                             --------           -------           -------           --------
Balance at September 30, 1999 .....................          $ 26,520           ($4,134)          ($1,422)          $ 33,680
                                                             ========           =======           =======           ========

THREE MONTHS ENDED SEPTEMBER 30, 1998
Balance at June 30, 1998 ..........................          $ 22,847           ($1,385)          ($   27)          $ 33,453

Net income ........................................               718                 -                 -                718
Accumulated other comprehensive income:
    Unrealized holding gain arising during
      period ......................................                 -                 -               109                109
    Re-classification adjustment for gains
    realized in income ............................                 -                 -                 -                  -
   Income tax effect ..............................                 -                 -               (43)               (43)
Comprehensive income ..............................                 -                 -                 -                784
Amortization of unearned ESOP and
  restricted stock award compensation .............                 -                 -                 -                117
Exercise of stock options (5,000 shares) ..........               (11)               31                 -                 39
                                                             --------           -------           -------           --------
Balance at September 30, 1998 .....................          $ 23,554           ($1,354)          $    39           $ 34,393
                                                             ========           =======           =======           ========


     See accompanying Notes to Consolidated Financial Statements (unaudited)

                      HALLMARK CAPITAL CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                        THREE MONTHS ENDED
                                                                                           SEPTEMBER 30,
                                                                                ---------------------------------
                                                                                   1999                   1998
                                                                                ---------               ---------
                                                                                          (IN THOUSANDS)
OPERATING ACTIVITIES
Net Income..................................................................    $     755               $     718
Adjustments to reconcile net income to cash
provided by (used in) operating activities:
  Provision for losses on loans.............................................          120                     130
  Provision for depreciation and amortization...............................          119                     105
  Net (gain) loss on sales of investments and
    mortgage-backed and related securities..................................          (54)                      -
  Net gain on sale of loans.................................................          (96)                   (214)
  Amortization of unearned ESOP and restricted stock awards.................          100                     136
  Loans originated for sale.................................................       (4,558)                (13,975)
  Sales of loans originated for sale........................................        4,625                  12,668
  Increase in prepaid expenses and other assets.............................       (1,282)                   (809)
  Decrease in payables for investments purchased...........................        (9,909)                 (9,858)
  Increase in accrued expenses and other liabilities........................          (71)                      -
  Other adjustments.........................................................          533                     211
                                                                                ---------               ---------
Net cash used in operating activities.......................................       (9,718)                (10,888)
                                                                                ---------               ---------

INVESTING ACTIVITIES
Proceeds from the sale of securities available-for-sale.....................       11,507                       -
Proceeds from the maturity of securities available-for-sale.................        4,000                       -
Purchases of securities available-for-sale..................................      (29,800)                (21,238)
Purchases of mortgage-backed and related securities.........................       (3,937)                      -
Principal collected on mortgage-backed and related securities...............       16,195                  20,473
Net increase in loans receivable............................................      (52,359)                   (357)
Purchase of Federal Home Loan Bank stock....................................         (510)                   (500)
Purchases of office properties and equipment, net...........................          (64)                   (128)
                                                                                ---------               ---------
Net cash used in investing activities.......................................      (54,968)                 (1,750)
                                                                                ---------               ---------

FINANCING ACTIVITIES
Net increase in deposits....................................................       31,074                  20,503
Proceeds from long-term notes payable to Federal Home Loan Bank.............       20,000                  15,000
Repayment of long-term notes payable to Federal Home Loan Bank..............       (5,000)                 (5,000)
Net increase in short-term notes payable and other borrowings...............       15,859                       -
Exercise of stock options...................................................            -                      39
Purchase of treasury stock..................................................       (1,338)                      -
Net increase in advance payments by borrowers for
  taxes and insurance.......................................................        1,543                   1,480
                                                                                ---------               ---------
Net cash provided by financing activities...................................       62,138                  32,022
                                                                                ---------               ---------
Increase in cash and cash equivalents.......................................       (2,548)                 19,384
Cash and cash equivalents at beginning of period............................        8,599                   8,184
                                                                                ---------               ---------
Cash and cash equivalents at end of period..................................    $   6,051               $  27,568
                                                                                =========               =========

     See accompanying Notes to Consolidated Financial Statements (unaudited)

                      HALLMARK CAPITAL CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                          THREE MONTHS ENDED
                                                                                            SEPTEMBER 30,
                                                                                     --------------------------
                                                                                       1999              1998
                                                                                     --------          --------
                                                                                            (IN THOUSANDS)

Supplemental disclosures of cash flow information:

Interest paid (including amounts credited to deposit accounts) ..............        $5,525            $5,422

Income taxes paid ...........................................................          $493              $335


Non-cash transactions:

Loans transferred to foreclosed properties ..................................        $1,272                 -




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

The results of operations and other data for the three months ended September 30, 1999 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2000.

The unaudited consolidated financial statements include the accounts of Hallmark Capital Corp. (the "Company") and its wholly-owned subsidiary, West Allis Savings Bank and subsidiaries (the "Bank") as of and for the three months ended September 30, 1999. All material intercompany accounts and transactions have been eliminated in consolidation.



(2)  STOCK BENEFITS AND INCENTIVE PLANS

At September 30, 1999, the Company has reserved 375,642 shares of common stock for a non-qualified stock option plan for employees and directors. With respect to options, which have not been granted, the option exercise price cannot be less than the fair market value of the underlying common stock as of the date of option grant, and the maximum term cannot exceed ten years. At September 30, 1999 there were 279,480 shares outstanding. No options were exercised or granted during the three months ending September 30, 1999.



(3)  EARNINGS PER SHARE

Basic earnings per share of common stock for the three months ended September 30, 1999 have been computed by dividing net income for the period by the weighted average number of shares of common stock reduced by ungranted restricted stock and uncommitted ESOP shares. Diluted earnings per share is calculated by dividing net income by the sum of the weighted average shares used in the basic earnings per share calculation plus the effect of dilutive stock options. The effect of dilutive stock options is calculated using the treasury stock method. The computation of earnings per share is as follows:


For the Three Months Ended September 30, 1999                          Basic            Diluted
---------------------------------------------                       ------------      -----------

         Weighted average common shares outstanding...........         2,787,071        2,787,071
         Ungranted restricted stock...........................           (18,462)         (18,462)
         Uncommitted ESOP shares..............................          (107,525)        (107,525)
         Common stock equivalents due to
            dilutive effect of stock options..................                 -           82,779
                                                                    ------------      -----------

         Total weighted average common shares
            and equivalents outstanding.......................         2,661,084        2,743,863
                                                                    ============      ===========
            Net income for period.............................          $755,000         $755,000
            Earnings per share................................             $0.28            $0.28
                                                                    ============      ===========

For the Three Months Ended September 30, 1998                          Basic            Diluted
---------------------------------------------                       ------------      -----------

         Weighted average common shares outstanding...........         2,935,891        2,935,891
         Ungranted restricted stock...........................           (18,462)         (18,462)
         Uncommitted ESOP shares..............................          (132,825)        (132,825)
         Common stock equivalents due to
            dilutive effect of stock options..................                 -          115,967
                                                                    ------------      -----------

         Total weighted average common shares
            and equivalents outstanding.......................         2,784,604        2,900,571
                                                                    ============      ===========
            Net income for period.............................      $    718,000      $   718,000
            Earnings per share................................             $0.26            $0.25
                                                                    ============      ===========


(4)  COMMITMENTS AND CONTINGENCIES

Commitments to originate mortgage loans of $4.1 million at September 30, 1999 represent amounts which the Bank expects to fund during the quarter ending December 31, 1999. There were no commitments to sell fixed-rate mortgage loans at September 30, 1999. The Bank had unissued credit under existing home equity line-of-credit loans and credit card lines of $12.2 million and $7.8 million, respectively, as of September 30, 1999. Also, the Bank had unused credit under existing commercial line-of-credit loans of $12.7 million at September 30, 1999. The Bank had no commitments to purchase fixed-rate mortgage related securities as of September 30, 1999.


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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). As of As of September 30, 1999, Management believes that the Bank meets all capital adequacy requirements to which it is subject.

As of September 30, 1999, the Bank is well capitalized as defined by regulatory standards. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank's category.

The Bank's actual capital amounts and ratios are presented in the tables below.

                                                                                                   TO BE WELL CAPITALIZED
                                                                               FOR CAPITAL         UNDER PROMPT CORRECTIVE
                                                          ACTUAL            ADEQUACY PURPOSES         ACTION PROVISIONS
                                                    ----------------       ------------------        -------------------
                                                    AMOUNT    RATIO        AMOUNT       RATIO        AMOUNT        RATIO
                                                   --------   ------      --------      -----       --------       -----
                                                                         (DOLLARS IN THOUSANDS)
As of September 30, 1999:
   Tier I Capital Leverage (to Average Assets):
     Consolidated........................           $34,683    7.06%       $14,737      3.00%           N/A         N/A
     West Allis Savings Bank.............            31,316    6.39         14,696      3.00         24,494         5.00
   Tier I Capital (to Risk-Weighted Assets):
     Consolidated........................            34,683   11.13         12,469      4.00            N/A         N/A
     West Allis Savings Bank.............            31,316   10.06         12,456      4.00         18,683         6.00
   Total Capital (to Risk-Weighted Assets):
     Consolidated........................            37,448   12.01         24,938      8.00            N/A         N/A
     West Allis Savings Bank.............            34,081   10.94         24,911      8.00         31,139        10.00


As a state-chartered savings bank, the Bank also is subject to a minimum regulatory capital requirement of the State of Wisconsin. At September 30, 1999, on a fully-phased-in basis of 6.0%, the Bank had actual capital of $34,081,000 with a required amount of $31,466,000, for excess capital of $2,615,000. There is no requirement to calculate the amount to be well capitalized under prompt corrective action provisions on a consolidated basis.

(6)  LOANS RECEIVABLE

Loans receivable are summarized as follows:

                                                            SEPTEMBER 30,               JUNE 30,
                                                                 1999                    1999
                                                       -----------------------   --------------------
                                                                           (IN THOUSANDS)
                                                                                                          Increase
                                                         Amount     Percent       Amount     Percent     (Decrease)
                                                        --------    -------      --------    -------     ----------
Real estate mortgage loans:
    Residential one-to-four family...................   $174,802      48.9%      $147,960      49.5%       $26,842
    Home equity......................................     20,176       5.7%        20,457       6.8%          (281)
    Residential multi-family.........................     42,634      11.9%        36,320      12.2%         6,314
    Commercial real estate...........................     54,512      15.3%        42,366      14.2%        12,146
    Residential construction.........................     14,367       4.0%        12,673       4.2%         1,694
    Other construction and land......................     24,806       6.9%        17,056       5.7%         7,750
                                                        --------    ------       --------    ------        -------
         Total real estate mortgage loans............    331,297      92.1%       276,832      92.6%        54,465

Consumer-related loans:
    Automobile.......................................        357       0.1%           444       0.2%           (87)
    Credit card......................................      2,311       0.7%         2,372       0.8%           (61)
    Other consumer loans.............................        994       0.3%         1,030       0.3%           (36)
                                                        --------    ------       --------    ------        -------
         Total consumer-related loans................      3,662       1.4%         3,846       1.3%          (184)
                                                        --------    ------       --------    ------        -------

Commercial loans.....................................     22,275       6.2%        18,254       6.1%         4,021
                                                        --------    ------       --------    ------        -------
         Gross loans.................................    357,234     100.0%       298,932     100.0%        58,302

Accrued interest receivable..........................      1,894                    1,664

Less:
    Undisbursed portion of loan proceeds.............    (23,528)                 (16,279)
    Deferred loan fees...............................       (595)                    (490)
    Unearned interest................................        (57)                     (59)
    Allowances for loan losses.......................     (2,765)                  (2,648)
                                                        --------                 --------
                                                        $332,183                 $281,120
                                                        ========                 ========

Loans serviced for investors totaled $31.5 million and $29.2 million at September 30, 1999 and June 30, 1999, respectively.

(7)  NOTES PAYABLE AND OTHER BORROWINGS

Notes payable and other borrowings are summarized as follows (dollars in thousands):

                                      SEPTEMBER 30, 1999                           JUNE 30, 1999
                             ------------------------------------       ---------------------------------
                                                         WEIGHTED                             WEIGHTED
                                                          AVERAGE                              AVERAGE
                             MATURITY      AMOUNT          RATE                AMOUNT           RATE
                             --------      ------          ----                ------           ----
Advances from
  Federal Home Loan Bank       1999      $   8,500         6.61%             $   7,000          6.55%
                               2000         27,002         6.02                 27,002          5.98
                               2001          3,000         5.91                  3,000          5.91
                               2002         28,500         5.61                 28,500          5.61
                               2003          3,042         5.60                  8,042          5.13
                               2004         20,000         5.56                  5,000          6.32
                               2005          5,000         5.33                  5,000          5.33
                               2007          6,500         6.52                  6,500          6.52
                               2008         30,000         4.85                 30,000          4.79
                               2009          5,000         5.02                      -             -
                                         ---------                           ---------
                                         $ 136,544         5.59%             $ 120,044          5.59%
                                                           ====                                 ====

Securities sold under
  Agreements to repurchase     1999      $  14,434         5.50%             $   9,475          5.25%
                               2004          9,400         5.44                      -             -
                                         ---------                           ---------
                                         $  23,834         5.48%             $   9,475          5.25%
                                         ---------         ====              ---------          ====

                                         $ 160,378                           $ 129,519
                                         =========                           =========



FHLB advances totaled $136.5 million, or 85.1%, and $120.0 million, or 92.7%, of total borrowings at September 30, 1999 and June 30, 1999, respectively. The Company is required to maintain as collateral unencumbered one-to-four family mortgage loans in its portfolio such that the outstanding balance of FHLB advances does not exceed 60% of the book value of this collateral. The Company had delivered mortgage-backed securities with a carrying value of $71.0 million and $51.9 million at September 30, 1999 and June 30, 1999, respectively. In addition, all FHLB advances are collateralized by all Federal Home Loan Bank stock and are subject to prepayment penalties. The Company's unused advance line with the Federal Home Loan Bank was $10.7 million based upon collateral pledged at September 30, 1999. FHLB variable rate term borrowings consist of $3.0 million tied to the one-month LIBOR index.

The Company enters into sales of mortgage-backed securities with agreements to repurchase identical securities (reverse repurchase agreements) and substantially identical securities (dollar reverse repurchase agreements). These transactions are treated as financings with the obligations to repurchase securities reflected as a liability. The dollar amount of securities underlying the agreements remains in the asset accounts. The securities underlying the agreements are delivered to the counterparty's account. Securities sold under agreements to repurchase were $23.8 million and $9.5 million at September 30, 1999 and June 30, 1999, respectively.

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

GENERAL

The Company's primary strategy since the Conversion has been to focus on effectively utilizing the capital acquired in the Conversion through asset growth and asset portfolio diversification into higher-yielding assets. This strategy resulted in an increase in the Company's asset size from $179.6 million at June 30, 1994 to $522.6 million at September 30, 1999. The Company's asset growth has come primarily through (i) the origination and purchase of mortgage loans (principally loans secured by one-to-four family owner-occupied homes) within and outside of the Company's primary lending area, (ii) the purchase of mortgage-backed and related securities, and (iii) the origination and purchase of commercial real-estate and business loans within and outside of the Company's primary lending area. This asset growth was funded through significant increases in Federal Home Loan Bank ("FHLB") advances and other borrowings, and increases in deposits consisting primarily of brokered and non-brokered wholesale deposits. The Company's asset portfolio diversification has been, and continues to be, achieved by altering the composition of loans and securities originated, purchased, sold and held in the total asset portfolio. In particular, the Company has focused on originating and purchasing higher-yielding multi-family, commercial real estate and commercial business loans secured by properties or assets located within the Company's primary lending area (as defined herein), to either replace or supplement lower-yielding one-to-four family mortgage loans and principal run-off from the mortgage securities portfolio.* As part of its asset portfolio diversification strategy, the Company established a new commercial lending division in fiscal 1997 to originate commercial/industrial real estate term loans, construction loans, equipment leasing, inventory/ equipment/receivables financing, lines of credit, letters of credit and government loan programs both within and outside of the Company's primary lending area. In fiscal 2000, the Company intends to continue its asset portfolio diversification strategy while maintaining a steady rate of growth of its asset base.*

Approximately 88% of the asset growth during the three months ended September 30, 1999 was attributable to the purchase of $46.5 million in higher yielding, non-conforming one-to-four family, multi-family, commercial real estate and commercial loans. The loans are secured by properties located outside of the Company's primary lending area.

In fiscal 2000, the Company's business strategy is to continue its focus on increasing net interest income and generating additional non-interest income from existing and new revenue sources.* In order to increase net interest income, the Company intends to continue to utilize its asset portfolio diversification strategy of selling lower-yielding assets such as securities and one-to-four family mortgage loans that conform to Federal Home Loan Mortgage Corporation ("FHLMC") and Federal National Mortgage Association ("Fannie Mae") guidelines in the secondary market to provide liquidity to fund higher-yielding one-to-four family non-conforming mortgage, multi-family, commercial real estate and commercial business loan originations and purchases, increase non-interest income and maintain adequate levels of capital.* The Company anticipates that increased sales of one-to-four family conforming mortgage loans will decrease the proportion of the gross loan portfolio represented by such loans and will increase non-interest income as a result of increased gains on the sales of such loans.*

Portfolio diversification in fiscal 2000 also will include an increased level of purchases of loans or participation interests in loans originated by other lenders both within and outside the Company's primary lending area.* The Company anticipates that slightly over half of the asset growth in fiscal 2000 will come from residential and commercial loan and participation interest purchases outside of its primary lending area.* Loans purchased, or participation interests purchased, which relate to properties or business assets located outside of the Company's primary lending area will primarily consist of higher-yielding non-conforming one-to-four family, multi-family, commercial real estate, multi-family construction, commercial real estate construction and commercial business loans.* Of the $46.5 million in higher yielding loans purchased for the Company's portfolio during the quarter, $26.4 million were one-to-four family loans, none of which conformed to FHMLC and Fannie Mae secondary market guidelines. Such loans are secured by properties located primarily in the midwest region of the country outside of the Company's primary lending area.

In fiscal 2000, the Company projects total loan and participation interest purchases which relate to residential and commercial properties or business assets to be approximately $90 million compared to $56.9 million in fiscal 1999.* The Company anticipates that approximately $50 million of such amount will relate to one-to-four family non-conforming mortgage loans secured by properties located outside of the Company's primary lending area and the balance (approximately $40 million) will relate to the purchase of multi-family, multi-family construction, commercial real estate, commercial construction and commercial business loans secured by properties and assets located both inside and outside its primary lending area.* In deciding whether or not to purchase a loan or participation interest in a loan secured by properties or business assets located outside of the Company's primary lending area, management of the Company has applied, and will continue to apply, underwriting guidelines at least as strict as those applicable to the origination of similar loans within its primary lending area.*

In fiscal 2000, the Company will evaluate opportunities to purchase one-to-four family mortgage loans which conform to FHMLC and Fannie Mae underwriting guidelines and non-conforming portfolio loans which are not sold in the secondary agency market due to underwriting characteristics that do not conform to the secondary agency market.* Purchases of conforming and non-conforming one-to-four family mortgage loans will include lending opportunities on a national basis. One-to-four family non-conforming loans also will be originated by the Company within its primary lending area. For the quarter ended September 30, 1999, the Company purchased $26.4 million of non-conforming one-to-four family mortgage loans.

In fiscal 2000, the Company also intends to continue increasing the activities of its commercial lending division as another element of its overall portfolio diversification strategy.* The focus of the Company's commercial lending operation will be the origination and purchase of small business loans and leases.* During fiscal 1999, the Company originated and purchased $137.7 million of multi-family, commercial real estate, multi-family construction, commercial construction and commercial business loans, lines of credit and leases. For the quarter ended September 30, 1999 the Company originated and purchased $29.3 million of multi-family, commercial real estate, multi-family construction, commercial construction and commercial business loans, lines of credit and leases. Management currently projects that the commercial lending division will increase its level of originations and purchases to approximately $150 million in new commercial loans, lines of credit and leases during fiscal 2000.* Management believes the commercial lending component of its operations will benefit the Company longer term and contribute to a long-term increase in net income and return on equity.* The commercial lending division also has enhanced the Company's core deposit base, through the establishment of new deposit relationships with the commercial lending division's customers.

The Company also intends to enhance earnings in fiscal 2000 through non-interest fee income generated from the Company's new mortgage banking subsidiary, Hallmark Financial, Inc. (d/b/a Major Finance).* Major Finance was established at the end of fiscal 1999 to provide lending activities involving higher credit risk financial services (also known as subprime lending). Major Finance currently acts as a broker of non-conforming subprime residential and commercial mortgage loans. The Company anticipates that the majority of Major Finance's subprime lending activity will relate to residential mortgage loans as opposed to commercial real estate loans in fiscal 2000.* As a broker, Major Finance interviews prospective borrowers, completes a loan application, collects and verifies financial data on the borrower and submits the loan file to a potential lender or investor. The lender or investor makes the final underwriting decision and closes the loan in their own name. Major Finance receives a fee directly from the lender or investor for its brokering services but Major Finance does not fund or retain the loan in its portfolio. For the three months ended September 30, 1999, Major Finance brokered approximately $899,000 in subprime loans, generating $24,100 in fee income on such subprime loans. The Company intends to evaluate opportunities to broker subprime loans both within and outside of its primary market area. Management estimates that Major Finance will broker approximately $7.5 million in subprime loans, generating approximately $175,000 in fee income on such subprime loans in fiscal 2000.* The borrowers on such loans typically have credit deficiencies on their credit history, such as late mortgage loan payments, low credit scores, foreclosures or bankruptcies. Other non-conforming factors which may result in a loan being classified as subprime include higher debt-to-income ratios, no down payment, limited documentation, high cash-out refinances or no verification of the borrower's income or assets. A secondary market of private investors and mortgage bankers provides a mechanism for the underwriting, funding, sale and servicing of subprime loans. Due to the higher degree of credit risk inherent in this type of lending, subprime residential mortgage loan rates generally are higher yielding compared to conventional one-to-four family mortgage rates, and if sold in the secondary market, a higher origination fee and yield spread premium are generally paid in connection with such loans.

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

The Company's primary sources of funds are retail and wholesale brokered deposits, proceeds from principal and interest payments on loans, principal and interest payments on mortgage-backed and related securities, FHLB-Chicago advances and reverse repurchase agreements. Alternative funding sources are evaluated and utilized based upon factors such as interest rates, availability, maturity, administrative costs and retention capability. Although maturity and scheduled amortization of loans are predicable sources of funds, deposit flows, mortgage prepayments and prepayments on mortgage-backed and related securities are influenced significantly by general interest rates, economic conditions and competition. Mortgage loans and mortgage securities prepayments increased in fiscal 1999 overall as interest rates declined significantly during the first half of the fiscal year before increasing in the last half of the fiscal year. During fiscal years 1997 and 1998, prepayments increased as interest rates decreased in the second half of both fiscal years. The upward trend in interest rates extended through the first fiscal quarter ending September 30, 1999 keeping the mortgage loan and mortgage securities prepayments and gain on sales of loans low.

The primary investing activity of the Company is the origination and purchase of loans and the purchase of mortgage-backed and related securities. For the three months ended September 30, 1999, the Company originated and purchased loans totaling $32.0 million and $46.5 million, respectively, as compared to the three months ended September 30, 1998 when originated and purchased loans totaled $54.0 million and $4.0 million, respectively. Purchases of mortgage-backed and related securities held-to-maturity for the three months ended September 30, 1999 and 1998 totaled $3.9 million and $3.8 million, respectively. There were no purchases of investment securities held-to-maturity for the three months ended September 30, 1999 and 1998. For the three months ended September 30, 1999 and 1998, these activities were funded primarily by principal repayments on loans of $31.0 million and $41.6 million, respectively; principal repayments on mortgage-backed and related securities of $16.2 million and $20.5 million, respectively; proceeds from the sale of mortgage loans of $4.6 million and $12.7 million, respectively; net proceeds from notes payable to the FHLB-Chicago of $21.5 million and $15.0 million, respectively; and a net increase in deposits of $31.1 million during the 1999 period. Purchases of securities available-for-sale totaled $29.8 million and sales were $11.5 for the three months ended September 30, 1999, compared to purchases of $21.2 million and sales of $0 for the three months ended September 30, 1998.

The Company is required to maintain minimum levels of liquid assets under the regulations of the Wisconsin Department of Financial Institutions, Division of Savings and Loan for state-chartered stock savings banks. Savings banks are required to maintain an average daily balance of liquid assets (including cash, certain time deposits, certain bankers acceptances, certain corporate debt securities, securities of certain mutual funds and specified United States government, state or federal agency obligations) of not less than 8.0%. The Company's liquidity ratio was 20.0% at September 30, 1999. The Company adjusts its liquidity levels to meet various funding needs and to meet its asset and liability management objectives.

The Company's most liquid assets are cash and cash equivalents, which include investments in highly-liquid, short-term investments. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. At September 30, 1999 and June 30, 1999, cash and cash equivalents were $6.1 million and $8.6 million, respectively. The decrease in cash and cash equivalents was due to an increase in the loan and securities portfolios.

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

At September 30, 1999, retail and wholesale certificates of deposit totaled $60.6 million and $192.9 million, respectively. Management believes that a significant portion of its retail deposits will remain with the Company and, in the case of wholesale brokered deposits, may be replaced with similar type accounts should the level of interest rates change.* However, in the event of a significant increase in market interest rates, the cost of obtaining replacement wholesale deposits and FHLB advances would increase as well.

The Bank's Board of Directors has set a maximum limitation of total borrowings equal to 32% of total assets. This internal limit is 3% below the allowable borrowing limit (for all borrowings including FHLB advances and reverse repurchase agreements) of 35% of total assets established by the FHLB-Chicago. At September 30, 1999, FHLB advances totaled $136.5 million or 26.1% of the Bank's total assets. At September 30, 1999, securities sold under agreements to repurchase were $23.8 million or 4.6% of the Bank's total assets. At September 30, 1999, the Bank had unused borrowing authority under the borrowing limitations established by the Board of Directors of $6.6 million and $22.2 million under the FHLB total asset limitation. The Bank has and intends to continue to fund asset portfolio diversification in fiscal 2000 through modest increases in FHLB advances due the increased use of FHLB advances and reverse repurchase agreements during the three months ended September 30, 1999. Management and the Bank's Board of Directors are currently evaluating the internal 3% excess borrowing capacity limitation. A decrease in this limitation would provide the Bank greater borrowing authority to fund future loan growth.

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

The Company has various unfunded commitments at September 30, 1999 which represent amounts the Company expects to fund during the quarter ended December 31, 1999. For a summary of such commitment see discussion under footnote (4) "Commitments and Contingencies" contained in the section entitled, "Notes to Consolidated Financial Statements." The Company anticipates it will have sufficient funds available to meet its current loan commitments, including loan applications received and in process to the issuance of firm commitments.

CHANGE IN FINANCIAL CONDITION

Total assets increased $52.9 million, or 11.3%, from $469.7 million at June 30, 1999 to $522.6 million at September 30, 1999. This increase is primarily reflected in an increase in loans receivable and securities available-for-sale, funded primarily by an increase in deposits, FHLB-Chicago advances and decreases in mortgage-backed and related securities held-to-maturity. Cash and cash equivalents were $6.1 million and $8.6 million at September 30, 1999 and June 30, 1999, respectively. The decrease in cash and cash equivalents was due to an increase in the use of the funds to help fund the increase in the loan and securities portfolios.

Loans receivable increased to $332.2 million at September 30, 1999 compared to $281.1 million at June 30, 1999. The increase at September 30, 1999 compared to June 30, 1999 is primarily the result of the purchase of non-conforming one-to-four family, multi-family and commercial real estate loans secured by properties located out of the Company's primary lending area, as such loans carried higher yields than comparable mortgage-backed and related securities during the three months ended September 30, 1999. Total mortgage loans originated and purchased amounted to $72.7 million ($45.0 million of which were purchased mortgage loans) and $44.3 million ($4.0 million of which were purchased mortgage loans) for the three months ended September 30, 1999 and 1998, respectively. The Company originated $14.6 million of conforming one-to-four family mortgage and construction loans within the primary lending area and purchased $26.4 million of non-conforming one-to-four family mortgage loans outside of the primary lending area. Sales of fixed-rate mortgage loans totaled $4.2 million and $13.0 million for the three months ended September 30, 1999 and 1998, respectively. The Company originated $6.7 million of non-conforming multi-family loans within the primary lending area and purchased $4.9 million of non-conforming multi-family loans outside of the primary lending area for the period ending September 30, 1999. Total commercial real estate mortgage loans originated and purchased totaled $19.4 million and $8.5 million for the three months ended September 30, 1999 and 1998, respectively. Of the $19.4 million commercial real estate mortgage loans originated and purchased, $6.2 million were originations of non-conforming commercial real estate loans within the Company's primary lending area, while $11.7 million were purchases of non-conforming commercial real estate loans outside the Company's primary lending area and $1.5 million were purchased non-conforming commercial real estate loans within the Company's primary lending area. The Company originated $2.9 million of non-conforming commercial loans within the primary lending area and purchased $1.5 million of non-conforming commercial loans outside of the primary lending area.

Securities available-for-sale increased to $102.8 million at September 30, 1999 compared to $100.5 million at June 30, 1999. Mortgage-backed and related securities available-for-sale decreased to $47.0 million at September 30, 1999 compared to $55.6 million at June 30, 1999. Investment securities available-for-sale increased to $55.8 million at September 30, 1999 compared to $44.9 million at June 30, 1999. The increase in the securities available-for-sale was the result of management's decision to increase such assets to increase the leverage of the bank and increase net interest income. Management also decreased the mortgage-backed and related securities available-for-sale and increased the investment securities available-for-sale based on the higher yield obtainable by investing in investment securities.

Deposits increased $31.1 million to $319.8 million at September 30, 1999 from $288.7 million at June 30, 1999. The increase in deposits was primarily due to the Company's increase in wholesale brokered deposits. Brokered certificates of deposit totaled $162.7 million at September 30, 1999, representing 50.9% of total deposits as compared to $101.2 million, or 35.0% of total deposits, at June 30, 1999. Non-brokered wholesale deposits totaled $29.8 million at September 30, 1999, representing 9.3% of total deposits as compared to $55.2 million, or 19.1% of total deposits at June 30, 1999. Deposits are the Company's primary source of externally generated funds. The level of deposits is heavily influenced by such factors as the general level of short- and long-term interest rates as well as alternative yields that investors may obtain on competing investment securities such as money market mutual funds.

FHLB-Chicago advances increased to $136.5 million at September 30, 1999 compared to $120.0 million at June 30, 1999. At September 30, 1999, securities sold under agreements to repurchase were $23.8 million compared to $9.5 million at June 30, 1999. The Company has increased its use of FHLB-Chicago advances and securities sold under agreements to repurchase as a funding source due to attractive rates offered in relation to deposit funds obtainable in the Company's local market.

ASSET/LIABILITY MANAGEMENT

The Company closely monitors interest rate risk in an attempt to manage the extent to which net interest income is significantly affected by changes in market interest rates. In managing the Company's interest rate risk during the three months ended September 30, 1999, the Company utilized wholesale brokered and non-brokered deposits and FHLB-advances to fund increases in the Company's interest-bearing assets due primarily to the attractive rates offered on wholesale deposits and FHLB advances. At September 30, 1999, the Company's estimated cumulative one-year gap between assets and liabilities was a negative 34.9% of total assets as compared to a negative 25.6% at June 30, 1999. The increase in the Company's negative one-year gap reflects the increased use of shorter-term maturity deposits and FHLB advances to fund a larger portfolio of fixed-rate mortgage, mortgage related securities and investment securities. In conjunction with the increased negative gap position of the Company, management and the Board of Directors are reviewing the use of derivative securities(i.e. swaps, caps, collars, etc.) to manage the Company's future interest rate risk exposures. During periods of rising interest rates, a positive interest rate sensitivity gap would tend to positively affect net interest income, while a negative interest rate sensitivity gap would adversely affect net income. Although the opposite effect on net income would occur in periods of falling interest rates, the Company could experience substantial prepayments of its fixed rate mortgage loans and mortgage-backed and related securities, which would result in the reinvestment of such proceeds at market rates which are lower than current rates.*

ASSET/LIABILITY MANAGEMENT SCHEDULE

The following table sets forth at September 30, 1999 the amounts of interest-earning assets and interest-bearing liabilities maturing or repricing within the time periods indicated, based on the information and assumptions set forth in the notes thereto.

                                                                    AMOUNT MATURING OR REPRICING
                                                    --------------------------------------------------------------------
                                                                            MORE THAN    MORE THAN
                                                      WITHIN      FOUR TO   ONE YEAR    THREE YEARS
                                                       THREE      TWELVE    TO THREE      TO FIVE    OVER FIVE
                                                      MONTHS      MONTHS      YEARS        YEARS       YEARS    TOTAL
                                                    ---------    --------   ---------     --------   --------  ---------
                                                                         (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS(1):
Mortgage loans(2):
     Fixed rate.................................... $  12,127    $ 34,718   $  61,650     $ 56,105   $ 47,023  $ 211,623
     Adjustable rate...............................    23,063      43,468      24,637        6,409      2,066     99,643
Consumer loans (2).................................       273       2,749         480            -          -      3,502
Commercial loans (2)...............................     4,901       6,595      10,168            -          -     21,664
Mortgage-backed and related securities:
     Fixed rate and securities available-for-sale..     2,001       5,318      10,296        6,563      8,267     32,445
     Adjustable rate...............................    45,391      22,882           -            -          -     68,273
Investment securities and
  securities available-for-sale ...................    10,884         887                    9,762     44,920     66,453
                                                    ---------    --------   ---------     --------   --------  ---------
     Total interest-earning assets................. $  98,640    $116,617   $ 107,231     $ 78,839   $102,276  $ 503,603
                                                    =========    ========   =========     ========   ========  =========

INTEREST-BEARING LIABILITIES:
Deposits(3):
     NOW accounts.................................. $     218    $    654   $   1,037     $    508    $    488  $   2,905
     Money market deposit accounts.................     5,277      15,831      11,821        1,891         360     35,180
     Passbook savings accounts.....................     1,541       4,622       7,333        3,593       3,452     20,541
     Certificates of deposit.......................   135,159     101,751      13,695        2,827           -    253,432
     Escrow deposits...............................     4,768           -           -            -           -      4,768
Borrowings(4)
     FHLB advances and other borrowings............    84,834      43,002      13,042        3,000      16,500    160,378
                                                    ---------    --------     -------     ---------   --------    -------
     Total interest-bearing liabilities............  $231,797    $165,860   $  46,928     $ 11,819    $ 20,800  $ 477,204
                                                     ========    ========   =========     ========    ========  =========
Excess (deficiency) of interest-earning assets over
  interest-bearing liabilities..................... ($133,157)  ($ 49,243)  $  60,303     $ 67,020    $ 81,476  $  26,399
                                                     ========    ========   =========     ========    ========  =========
Cumulative excess (deficiency) of interest-earning
  assets over interest-bearing liabilities......... ($133,157)  ($182,400) ($ 122,097)   ($ 55,077)   $ 26,399  $  26,399
                                                     ========    ========   =========     ========    ========  =========
Cumulative excess (deficiency) of interest-earning
  assets over interest-bearing liabilities
  as a percent of total assets.....................     (25.5)%     (34.9)%     (23.4)%      (10.6)%       5.1%       5.1%
                                                     =========   =========  =========    =========    ========  =========

------------

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

(2) Balances have been reduced for undisbursed loan proceeds, unearned credit insurance premiums, deferred loan fees, purchased loan discounts and the allowance for loan losses, which aggregated $24.1 million at September 30, 1999.

(3) Although the Company's negotiable order of withdrawal ("NOW") accounts, passbook savings accounts and money market deposit accounts generally are subject to immediate withdrawal, management considers a certain historical amount of such accounts to be core deposits having significantly longer effective maturities and times to repricing based on the Company's historical retention of such deposits in changing interest rate environments. NOW accounts, passbook savings accounts and money market deposit accounts are assumed to be withdrawn at annual rates of 30%, 30% and 60%, respectively, of the declining balance of such accounts during the period shown. The withdrawal rates used are higher than the Company's historical rates but are considered by management to be more indicative of expected withdrawal rates currently. If all of the Company's NOW accounts, passbook savings accounts and money market deposit accounts had been assumed to be subject to repricing within one year, the one-year cumulative deficiency of interest-earning assets over interest-bearing liabilities would have been $212.9 million or 40.8% of total assets.

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

The following table sets forth information regarding the Bank's non-accrual loans and foreclosed properties at the dates indicated:

                                                                              THREE MONTHS ENDED
                                                           ---------------------------------------------------------
                                                              SEP 30      JUN 30     MAR 31      DEC 31      SEP 30
                                                              1999        1999       1999        1998        1998
                                                             -------     -------    -------     -------     -------


Non-accrual mortgage loans............................       $ 1,100     $ 2,118    $ 2,266     $ 3,238     $ 1,674
Non-accrual consumer loans............................            49          88        129         136          45
                                                             -------     -------    -------     -------     -------
Total non-accrual loans...............................       $ 1,149     $ 2,206    $ 2,395     $ 3,374     $ 1,719
                                                             =======     =======    =======     =======     =======

Loans 90 days or more
  delinquent and still accruing.......................            82         219         54          52          32
                                                             -------     -------    -------     -------     -------
Total non-performing loans............................       $ 1.231     $ 2,425    $ 2.449     $ 3,426     $ 1,751
                                                             =======     =======    =======     =======     =======

Non-accrual investment securities.....................           235         235        233         233           -
Total foreclosed real estate net of

  related allowance for losses .......................         1,893         621        512          11          11
                                                             -------     -------    -------     -------     -------
Total non-performing assets...........................       $ 3,359     $ 3,281    $ 3,194     $ 3,670     $ 1,762
                                                             =======     =======    =======     =======     =======

Non-performing loans to
  gross loans receivable..............................          0.34%       0.81%      0.83%       1.14%       0.60%
                                                             =======     =======    =======     =======     =======

Non-performing assets to
  total assets .......................................          0.64%       0.70%      0.67%       0.76%       0.38%
                                                             =======     =======    =======     =======     =======


At September 30, 1999, non-performing loans decreased to $1.2 million from $2.4 million at June 30, 1999. The decrease primarily relates to the transfer of a multi-family real estate loan located in the Bank's primary market from non-performing loans to foreclosed real estate. The balance of the loan was $1.1 million. Impaired loans decreased to $0 at September 30, 1999 from $1.1 million at June 30, 1999. Impaired loans consist primarily of commercial and commercial real estate loans which, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Management believes that these loans are adequately collateralized and/or have specific loan loss reserves established which are adequate to absorb probable losses related to resolution.

Potential problem loans are loans where known information about possible credit problems of borrowers causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms. The decision by management to categorize a loan as a potential problem loan does not necessarily indicate that the Company expects losses to occur, but that management recognizes there is a higher degree of risk associated with these performing loans. At September 30, 1999, the bank had a potential problem loan with a balance of $3.3 million secured by 22 first lien one-to-four family mortgages held in trust for the benefit of the Bank and a secondary payee under the loan obligation. The original balance of the loan was $4.1 million. At September 30, 1999, the loan was current as to payment of principal and interest. Proceeds from payments made to the trustee from potential homeowners (occupying the properties under 2-year leases with an option to purchase at an agreed upon price upon expiration of the lease-term), or from any other eventual sale of the one-to-four family residences securing the obligation, are to be applied by the trustee first to the repayment of the total of all principal and interest due the Bank, with any excess over such amounts becoming due to the secondary payee. The Bank assumed responsibility for receipt and servicing of payments from the potential homeowners upon the secondary payee's filing of bankruptcy in June 1999, and the Bank currently is working directly with the trustee. The secondary payee's bankruptcy may complicate servicing and collection and could delay the Bank's ability to act promptly to realize upon its security in the event of default. The one-to-four family properties securing the obligation are located in the Bank's primary lending area and management believes the underlying value of the properties and the Bank's first lien status are sufficient to prevent any significant loss from this credit.

ALLOWANCE FOR LOAN LOSSES

The following table sets forth an analysis of the Bank's allowance for loan losses:

                                                               THREE MONTHS           YEAR            THREE MONTHS
                                                                   ENDED              ENDED               ENDED
                                                               SEP. 30, 1999      JUNE 30, 1999       SEP. 30, 1998
                                                               -------------      -------------       -------------

                                                                             (DOLLARS IN THOUSANDS)

         Balance at beginning of period.....................    $   2,648       $    2,329            $   2,329
         Additions charged to operations:
           Multi-family and commercial real estate..........          120              310                   90
           Consumer.........................................            -              120                   10
           Commercial.......................................            -               50                   30
                                                                ---------       ----------            ---------
                                                                      120              480                  130

         Recoveries:
            Consumer........................................            6               15                    6

         Charge-offs:
            One- to four-family.............................            -              (11)                 (11)
            Multi-family & commercial real estate...........            -              (34)                   -
            Consumer........................................           (9)            (131)                  (6)
                                                               ----------       -----------           ---------
                                                                       (9)            (176)                 (17)
                                                               ----------       -----------           ---------

         Net charge-offs....................................           (3)            (161)                 (11)
                                                               ----------       -----------           ---------

         Balance at end of period...........................   $    2,765       $    2,648            $   2,448
                                                               ==========       ==========            =========

        Allowance for loan losses to
           non-performing loans at end
           of the period....................................       224.55%          109.19%              139.82%
                                                               ==========       ==========            =========

        Allowance for loan losses to
           total loans at end of the period.................         0.77%            0.89%                0.84%
                                                               ==========       ==========            =========


The level of allowance for loan losses at September 30, 1999, reflects the continued low level of charged off loans. Management believes that the allowance for loan losses is adequate as of September 30, 1999.

RESULTS OF OPERATIONS - COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

GENERAL

Net income for the three months ended September 30, 1999 increased to $755,000 from $718,000 for the comparable 1998 period. The increase in net income was primarily due to an increase in net interest income. Return on average equity increased to 8.85% for the three months ended September 30, 1999 from 8.49% for the comparable 1998 period. Return on average assets decreased to 0.61% for the three months ended September 30, 1999 from 0.65% for the comparable 1998 period.

NET INTEREST INCOME

The following table presents certain information related to average interest-earning assets and liabilities, net interest rate spread and net interest margin:

                                                         FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                           -----------------------------------------------------------------------
                                                        1999                                   1998
                                           -------------------------------      ----------------------------------

                                                       INTEREST    AVERAGE                    INTEREST      AVERAGE
                                             AVERAGE    EARNED/    YIELD/         AVERAGE      EARNED/      YIELD/
                                             BALANCE     PAID       RATE          BALANCE       PAID         RATE
                                           ---------  ---------    ------       ----------    --------      ------
                                                                    (DOLLARS IN THOUSANDS)
ASSETS:
Interest-earning assets:
  Mortgage loans.......................... $ 277,129  $   5,481      7.91%      $  262,567    $  5,463       8.32%
  Consumer loans..........................     3,616        126     13.94            4,601         155      13.48
  Commercial loans........................    18,617        470     10.10           12,825         283       8.83
                                           ---------  ---------                 ----------    --------
     Total loans..........................   299,362      6,077      8.12          279,993       5,901       8.43
  Securities held-to-maturity:
    Mortgage-backed securities............    10,183        161      6.32           20,971         374       7.13
    Mortgage related securities...........    43,858        702      6.40           42,786         758       7.09
                                           ---------  ---------                 ----------    --------
      Total mortgage-backed
       and related securities.............    54,041        863      6.39           63,757       1,132       7.10
  Investment and other securities.........     8,322        112      5.38            8,221         128       6.23
  Securities available-for-sale...........   101,583      1,586      6.25           64,262       1,094       6.81
  Federal Home Loan Bank stock............     6,702        113      6.74            6,213         105       6.76
                                           ---------  ---------                 ----------    --------
    Total interest-earning assets.........   470,010      8,751      7.45          422,446       8,360       7.92
Non-interest earning assets...............    21,926                                18,318
                                           ---------                            ----------
    Total assets.......................... $ 491,936                              $440,764
                                           =========                            ==========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
  NOW accounts............................ $   2,816         12      1.70%      $    2,658          12       1.81%
  Money market deposit accounts...........    35,860        400      4.46           28,986         369       5.09
  Passbook accounts.......................    20,697        151      2.92           21,324         155       2.91
  Certificates of deposit.................   231,101      3,071      5.32          215,924       3,162       5.86
                                           ---------  ---------                 ----------    --------
    Total deposits........................   290,474      3,634      5.00          268,892       3,698       5.50
Advance payments by borrowers
  for taxes and insurance.................     4,028         24      2.38            3,925          26       2.65
Borrowings................................   148,350      2,104      5.67          122,559       1,839       6.00
                                            --------  ---------                 ----------    --------
    Total interest-bearing liabilities....   442,852      5,762      5.20          395,376       5,563       5.63
Non-interest bearing deposits
  and liabilities.........................    14,968                                11,555
Shareholders' equity......................    34,116                                33,833
                                           ---------                            ----------
    Total liabilities and
      shareholders' equity................ $ 491,936                            $  440,764
                                           =========                            ==========
Net interest income/interest rate spread..            $   2,989      2.25%                    $  2,797       2.29%
                                                      =========      ====                     ========       ====
Net earning assets/net interest margin.... $  27,158                 2.54%      $   27,070                   2.65%
                                           =========                 ====       ==========                   ====

                                       21

Net interest income before provision for losses on loans increased $192,000, or 6.9%, to $3.0 million for the three months ended September 30, 1999 from $2.8 million for the comparable 1998 period. Interest income increased $391,000 for the three months ended September 30, 1999, partially offset by an increase in interest expense of $199,000. The level of net interest income primarily reflects a 11.6% increase in average interest-earning assets to $491.9 million for the three months ended September 30, 1999 from $440.8 million for the comparable 1998 period, a .30% increase in the excess of the Company's average interest-earning assets over average interest-bearing liabilities to $27.2 million for the three months ended September 30, 1999 from $27.1 million for the comparable 1998 period, partially offset by a decrease in interest rate spread to 2.25% for the three months ended September 30, 1999 from 2.29% for the comparable 1998 period. The decrease in interest rate spread was primarily due to lower yielding loans and investments added to the portfolio since the period ending September 30, 1998 than those added prior to September 30, 1998. Even though incremental yields on assets added in the period ending September 30, 1999 are higher than that of the comparable 1998 period, the effect of the increasing yields has not fully impacted the overall yields for the current period when compared to the prior period.

INTEREST INCOME

Interest income increased 4.7% to $8.8 million for the three months ended September 30, 1999 from $8.4 million for the comparable 1998 period. The increase in interest income was the result of an increase in average interest-earning assets of 11.6% to $491.9 million for the three months ended September 30, 1999 from $440.8 million for the comparable 1998 period, offset by a decrease of 47 basis points in the yield on interest-earning assets to 7.45% for the three months ended September 30, 1999 from 7.92% for the comparable 1998 period. Interest income on loans increased 3.0% to $6.1 million for the three months ended September 30, 1999, from $5.9 million for the comparable 1998 period. The increase was the result of an increase in the Company's average gross loans of 6.9% to $299.4 million for the three months ended September 30, 1999 from $280.0 million for the comparable 1998 period. The increase was partially offset by a decrease in average yield to 8.12% for the three months ended September 30, 1999 from 8.43% for the comparable 1998 period. Gross loans increased primarily as a result of the Company purchasing more loans in the secondary market and increases in multi-family and commercial components of the portfolio and retaining substantially all of its adjustable and short-term fixed rate loan originations. See "Change in Financial Condition" for a discussion of the increase in gross loans. The decrease in yield is attributable to the increase in loans originated and purchased at lower interest rates since the period ending September 30, 1998. The interest rates on loans originated and purchased in the quarter ending September 30, 1999 are increasing but the effect of the increasing rate environment is not yet reflected in the yield. At September 30, 1999, the multifamily and commercial components of the Company's loan portfolio totaled $144.2 million, or 40.4% of the total loan portfolio, compared to $101.8 million, or 35.0% of the total loan portfolio at September 30, 1998.

Interest income on mortgage-backed securities decreased 57.0% to $161,000 for the three months ended September 30, 1999 from $374,000 for the comparable 1999 period. The decrease was primarily due to a decrease in average balances to $10.2 million for the three months ended September 30, 1999 from $21.0 million for the comparable 1998 period and a decrease in average yield to 6.32% for the 1999 period from 7.13% for the 1998 period. The decrease in average yield on mortgage-backed securities was primarily due to the downward rate adjustment in the adjustable rate securities portion of this portfolio which decreased due to the lower interest rate environment since the period ending September 30, 1998 and the accelerated amortization of purchase premiums on mortgage-backed securities due to faster that projected principal repayments in the 1999 period. The interest rates on mortgage-backed securities purchased in the quarter ending September 30, 1999 are increasing, but the effect of the increasing rate environment is not yet reflected in the yield. Interest income on mortgage-related securities decreased 7.4% to $702,000 for the three months ended September 30, 1999 from $758,000 for the comparable 1998 period. The decrease was primarily due to a decrease in average yield to 6.40% for the three months ended September 30, 1999 from 7.09% for the comparable 1998 period. The decrease was partially offset by an increase in average balances to $43.9 million for the three months ended September 30, 1999 from $42.8 million for the comparable 1998 period. The decrease in average yield on mortgage-related securities was primarily due to accelerated amortization of purchase premiums on mortgage related securities due to faster than projected principal repayments during the 1999 period. The decline in average balances of mortgage-backed and related securities is due to management's decision to increase the securities available-for-sale portfolio. Interest income on investment securities and securities available-for-sale and investment and other securities increased 40.0% to $1.7 million for the three months ended September 30, 1999 from $1.2 million for the comparable 1998 period. The increase was primarily due to an increase in average balance to $109.9 million for the three months ended September 30, 1999 from $72.5 million for the 1998 period, partially offset by a decrease in average yield to 6.12% for the three months ended September 30, 1999 from 6.74% for the comparable 1998 period. The increase in securities available-for-sale was due to management's decision to have the ability to sell securities to meet future loan demand. The lower average yield was primarily attributable to the lower interest rate environment since the period ending September 30, 1998. The interest rates on securities available-for-sale purchased in the quarter ending September 30, 1999 are increasing, but the effect of the increasing rate environment is not yet reflected in the yield.

INTEREST EXPENSE

Interest expense increased 3.6% to $5.8 million for the three months ended September 30, 1999 from $5.6 million for the comparable 1998 period. The increase was the result of an 12.0% increase in the average amount of interest-bearing liabilities to $442.9 million for the three months ended September 30, 1999 compared to $395.4 million for the comparable 1998 period, partially offset by a decrease in the average rate paid on interest-bearing liabilities to 5.20% for the 1999 period from 5.63% for the 1998 period. The increased balances of wholesale deposits, money market deposit accounts, NOW accounts and borrowings at lower average interest rates was the primary reason for the decrease in the average rate paid on the interest-bearing liabilities for the three months ended September 30, 1999 as compared to the comparable 1998 period. Interest expense on deposits decreased 1.7% to $3.6 million for the three months ended September 30, 1999 from $3.7 million for the comparable 1998 period. The decrease was the result of a decrease in the average rate paid to 5.00% for the 1999 period from 5.50% for the 1998 period. The decrease was partially offset by an increase in average balances of 8.0% to $290.5 million for the three months ended September 30, 1999 from $268.9 million for the comparable 1998 period. The increase in deposits was primarily due to an increase of 23.7% in money market deposit accounts to $35.9 million for the three months ended September 30, 1999 from $29.0 million for the comparable 1998 period, with a decrease in the average rate paid on such accounts to 4.46% for the 1999 period from 5.09% for the 1998 period. Money market deposit accounts increased primarily due to aggressive marketing and a competitive rate offered during the three months ended September 30, 1999. Certificate of deposit accounts (including brokered deposits) increased 7.0% to $231.1 million for the three months ended September 30, 1999 from $215.9 million for the 1998 period, with a decrease in the average rate to 5.32% for the 1999 period from 5.86% for the 1998 period. NOW accounts increased 5.9% to $2.8 million for the three months ended September 30, 1999 from $2.7 million for the comparable 1998 period, with a decrease in average rate paid to 1.70% for the 1999 period from 1.81% for the 1998 period. The Company's increase in certificates of deposit was the result of aggressive marketing and pricing and the use of brokered certificates of deposit. Of the $231.1 million in the average balance of certificates of deposit for the three months ended September 30, 1999, $111.5 million, or 48.3%, represented brokered certificates of deposit compared to $85.8 million, or 39.7%, for the 1998 period. The average rate paid on brokered certificates of deposit decreased to 5.38% for the three months ended September 30, 1999 from 5.97% for the comparable 1998 period. The decrease was primarily due to the longer average maturity of the brokered deposits in the 1998 period. Interest on borrowings (FHLB advances and reverse repurchase agreements) increased 14.4% to $2.1 million for the three months ended September 30, 1999 from $1.8 million for the comparable 1998 period. The increase was primarily due to the increase in average balances of FHLB advances and reverse repurchase agreements of 21.0% to $148.4 million for the three months ended September 30, 1999 from $122.6 million for the comparable 1998 period, with a decrease in the average rate paid to 5.67% for the 1999 period from 6.00% for the 1998 period.

PROVISION FOR LOSSES ON LOANS

The provision for losses on loans decreased 7.7% to $120,000 for the three months ended September 30, 1999 from $130,000 for the comparable 1998 period. The level of allowance for losses on loans generally is determined by the Bank's historical loan loss experience, the condition and composition of the Bank's loan portfolio, and existing general economic conditions. Management anticipates that as the Company's volume of multi-family and commercial/non-residential real estate lending activity continues to increase, the Company will need to build a higher level of allowance for loan losses established through a provision for loan losses.* Based on management's evaluation of the loan portfolio and the increase in gross loans during the three months ended September 30, 1999, the allowance for losses on loans increased 4.4% to $2.8 million at September 30, 1999 compared to $2.6 million at June 30, 1999. While the allowance for losses on loans increased, the allowance for loan losses as a percentage of gross loans decreased to 0.77% at September 30, 1999 from 0.89% at June 30, 1999 reflecting the continued low level of loans charged off. This increase in the allowance was primarily the result of the increase in the gross loan portfolio. The amount of non-performing loans at September 30, 1999 was $1.2 million, or 0.34% of gross loans, compared to $2.4 million, or 0.81% of gross loans, at June 30, 1999 and $1.8 million or 0.60% of gross loans at September 30, 1998. Management believes that these loans are adequately collateralized and/or have specific loan loss reserves established which are adequate to absorb probable losses related to resolution.

NON-INTEREST INCOME

Non-interest income decreased 15.2% to $407,000 for the three months ended September 30, 1999 from $480,000 for the comparable 1998 period. The largest components of the decrease were a decrease in gains on the sale of loans to $96,000 for the three months ended September 30, 1999 compared to $214,000 for the comparable 1998 period, a decrease in service charges on loans to $57,000 for the three months ended September 30, 1999 from $78,000 for the comparable 1998 period, a decrease in insurance commissions to $12,000 for the three months ended September 30, 1999 from $19,000 for the comparable 1998 period and a decrease in loan servicing fees to $12,000 for the three months ended September 30, 1999 from $14,000 for the comparable 1998 period. The decrease in gains on the sale of loans reflects the decrease in long-term fixed rate loans sold into the secondary market during the 1999 period as compared to the 1998 period due to the higher level of interest rates that led to a lower level of mortgage loans refinanced in the 1999 period as compared to the 1998 period. Partially, offsetting the decreases in non-interest income was an increase in gains on the sale of securities and mortgage-backed and related securities of $54,000 from $0 for the comparable 1998 period, an increase in service charges on deposit accounts to $122,000 for the three months ended September 30, 1999 from $113,000 for the comparable 1998 period, and an increase in other income to $54,000 for the three months ended September 30, 1999 from $42,000 for the comparable 1998 period.

NON-INTEREST EXPENSE

Non-interest expense increased 4.1% to $2.2 million for the three months ended September 30, 1999 from $2.1 million for the comparable 1998 period. The increase was primarily due to an increase in compensation and benefits expense of $95,000 to $1.3 million for the three months ended September 30,1999 from $1.2 million for the comparable 1998 period and an increase in other non-interest expense of $17,000 to $335,000 for the three months ended September 30, 1999 from $318,000 for the comparable 1998 period. Partially, offsetting the increases in non-interest expense was a decrease in occupancy and equipment expense of $16,000 to $393,000 for the three months ended September 30, 1999 from $409,000 for the comparable 1998 period and a decrease in marketing expense of $13,000 to $53,000 for the three months ended September 30, 1999 from $66,000 for the comparable 1998 period. The increase in compensation and benefits expense primarily relates to higher salary levels and an increase in the number of full time equivalent employees. The increase in other non-interest expense is primarily due to increases in printing, office supplies, organization dues, legal and other miscellaneous expenses.

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

Based on currently available information, management does not anticipate that the cost to address the Year 2000 issues will have a material adverse impact on the Company's financial position.* Direct expenditures in fiscal year 1999, and for the three months ended September 30, 1999 for the Year 2000 project totaled $37,800 and $9,900, respectively. It is estimated that completion of the project will result in additional expenditures of approximately $20,000.* Direct expenditures include capital expenditures for compliant equipment and software, write-offs of non-compliant equipment and software upgrades. The expenditures will be funded by increases in the Company's non-interest expense budget. The Company has utilized and will continue to utilize internal staff to coordinate the Year 2000 project which may delay new product implementation through fiscal 2000. No scheduled projects have been delayed. The Company does not plan to engage consultants to complete the Year 2000 project. There can be no guarantee that the systems of other parties on which the Company's systems rely will be timely converted and not have an adverse impact on the Company's systems.

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

The information required herein pursuant to Item 305 of Regulation S-K is incorporated by reference in sections entitled "Liquidity and Capital Resources" from pages 14 to 16 and "Asset/Liability Management" from pages 17 to 18 hereof.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Shareholders of the Company was held on October 27, 1999. There were 2,731,941 shares of Common Stock of the Company entitled to vote at the Annual Meeting, and 2,507,619 shares present at the meeting by holders thereof in person or by proxy, which constituted a quorum. The following is a summary of the results of the votes:

                                                                                 NUMBER OF VOTES
                                                                            Against or                    Broker
                                                                For          Withheld      Abstain       Non-Votes
                                                              ---------     ---------      -------       ---------
          Nominees for Director for
            Three-Year Term Expiring in 2002
                  Martin Hedrich, Jr........................  2,398,055      109,564            -            -
                  Donald A. Zellmer.........................  2,409,102       98,517            -            -


            Ratification of KPMG LLP
            as independent auditors for
            fiscal year ending June 30, 2000................  2,463,262       38,221        6,136            -

         The continuing directors of the Company include: James D. Smessaert, Peter A. Gilbert, Reginald M. Hislop, III and Charles E. Rickheim.

ITEM 5.  OTHER INFORMATION

         On August 11, 1999, the Company announced it had adopted a share repurchase program for its common stock to purchase up to 5%, or approximately 142,000 shares. The repurchased shares will become treasury shares and will be used for general corporate purposes. As of November 12, 1999, the Company had purchased 137,000 shares of common stock pursuant to the repurchase program and has the ability to repurchase approximately 5,000 additional shares.

         On October 27, 1999, the Company announced it had declared a dividend of $0.05 per share on the common stock of the Company. The dividend will be payable on November 24, 1999 to shareholders of record as of November 10, 1999.

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



                                       Hallmark Capital Corp.
                                       ----------------------
                                            (Registrant)



Date:  November 12, 1999           /s/  James D. Smessaert
                                   ------------------------------
                                        James D. Smessaert
                                        Chairman of the Board
                                        Chief Executive Officer



Date:  November 12, 1999           /s/  Arthur E. Thompson
                                   ------------------------------
                                        Arthur E. Thompson
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