Form 10-Q
period 1999-12-31
HALLMARK CAPITAL CORP
filed 2000-02-17
CIK 910522

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

  For Quarter Ended December 31, 1999           Commission File Number 0-22224

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

                      (1)  Yes  |X|             No  |_|
                      (2)  Yes  |X|             No  |_|


The number of shares outstanding of the issuer's common stock, par value $1.00 per share, was 2,649,241 at February 11, 2000, the latest practicable date.

                      HALLMARK CAPITAL CORP. AND SUBSIDIARY
                                    FORM 10-Q



Part I.  Financial Information

         Item 1.  Financial Statements (unaudited):


                  Consolidated Statements of Financial Condition
                     as of December 31, 1999 and June 30, 1999 (unaudited)................................       1

                  Consolidated Statements of Income for the Three and Six Months
                     ended December 31, 1999 and 1998 (unaudited).........................................       2

                  Consolidated Statements of Shareholders' Equity for the Six
                     Months ended December 31, 1999 and 1998 (unaudited)..................................       3

                  Consolidated Statements of Cash Flows for the Six Months
                     ended December 31, 1999 and 1998 (unaudited).........................................       4

                  Notes to Consolidated Financial Statements (unaudited)..................................       6


         Item 2.  Management's Discussion and Analysis of Financial Condition
                     and Results of Operations............................................................      12


         Item 3.  Quantitative and Qualitative Disclosure About Market Risk...............................      31


Part II. Other Information

         Item 1.  Legal Proceedings.......................................................................      32

         Item 2.  Changes in Securities and Use of Proceeds...............................................      32

         Item 3.  Defaults Upon Senior Securities.........................................................      32

         Item 4.  Submission of Matters to a Vote of Security Holders.....................................      32

         Item 5.  Other Information.......................................................................      32

         Item 6.  Exhibits and Reports on Form 8-K........................................................      32

                  Signature Page..........................................................................      33

                      HALLMARK CAPITAL CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    (Dollars in thousands, except share data)
                                   (Unaudited)

                                                                               DECEMBER 31,            JUNE 30,
                                                                                   1999                  1999
                                                                               ------------            --------
ASSETS

Cash and non-interest bearing deposits.....................................      $  3,669              $  3,582
Interest-bearing deposits..................................................         6,249                 5,017
                                                                                   ------                ------
Cash and cash equivalents..................................................         9,918                 8,599

Securities available-for-sale (at fair value):
  Investment securities....................................................        38,664                44,902
  Mortgage-backed and related securities...................................        30,923                55,566
Securities held-to-maturity:
  Mortgage-backed and related securities (fair value -
   $54,309 at December 31, 1999; $54,854 at June 30, 1999).................        54,522                54,618
Loans held for sale, at lower of cost or market............................        12,920                 6,437
Loans receivable, net......................................................       349,977               281,120
Investment  in Federal Home Loan Bank stock, at cost.......................         7,627                 6,527
Foreclosed properties, net.................................................           960                   621
Office properties and equipment............................................         5,637                 5,771
Prepaid expenses and other assets..........................................         6,700                 5,498
                                                                                 --------              --------
          Total assets.....................................................      $517,848              $469,659
                                                                                 ========              ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Deposits.................................................................      $318,215              $288,714
  Notes payable and other borrowings.......................................       160,784               129,519
  Advance payments by borrowers for taxes and insurance....................           288                 3,225
  Accrued interest on deposit accounts and other borrowings................         2,949                 2,006
  Accrued expenses and other liabilities...................................         1,918                11,699
                                                                                 --------              --------
          Total liabilities................................................      $484,154              $435,163

Shareholders' Equity:
  Preferred stock, $1.00 par value; authorized 2,000,000 shares;
    none outstanding.......................................................             -                     -
  Common stock, $1.00 par value; authorized 6,000,000 shares;
    issued 3,162,500 shares; outstanding 2,697,941 shares at
    December 31, 1999 and 2,839,941 shares at June 30, 1999................         3,162                 3,162
  Additional paid-in capital...............................................        10,073                 9,937
  Unearned ESOP compensation...............................................          (345)                 (405)
  Unearned restricted stock awards.........................................           (74)                  (78)
  Accumulated other comprehensive loss.....................................        (1,908)               (1,089)
  Treasury stock, at cost: 464,559 shares at December 31, 1999
    and 322,559 shares at June 30, 1999....................................        (4,509)               (2,796)
  Retained earnings, substantially restricted..............................        27,295                25,765
                                                                                 --------              --------
          Total shareholders' equity.......................................      $ 33,694              $ 34,496
                                                                                 --------              --------
          Total liabilities and shareholders' equity.......................      $517,848              $469,659
                                                                                 ========              ========


     See accompanying Notes to Consolidated Financial Statements (unaudited)

                      HALLMARK CAPITAL CORP. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in thousands, except for per share data)
                                   (Unaudited)


                                                                             Three Months Ended       Six Months Ended
                                                                                 December 31,           December 31,
                                                                                --------------         --------------
                                                                               1999      1998          1999     1998
                                                                               ----      ----          ----     ----
INTEREST INCOME:
     Loans receivable..................................................     $  7,030  $  5,970      $ 13,107    $ 11,871
     Securities and interest-bearing deposits..........................        1,522     2,112         3,097       4,179
     Mortgage-backed and related securities............................        1,142       803         2,241       1,195
                                                                            --------  --------      --------    --------
               Total interest income...................................        9,694     8,885        18,445      17,245

INTEREST EXPENSE:
     Deposits..........................................................        3,999     4,018         7,632       7,716
     Advance payments by borrowers for taxes and insurance.............           26        29            51          55
     Notes payable and other borrowings................................        2,393     1,937         4,496       3,776
                                                                            --------  --------      --------    --------
               Total interest expense..................................        6,418     5,984        12,179      11,547
                                                                            --------  --------      --------    --------
     Net interest income...............................................        3,276     2,901         6,266       5,698
     Provision for losses on loans.....................................          170       210           290         340
                                                                            --------  --------      --------    --------
     Net interest income after provision for losses on loans...........        3,106     2,691         5,976       5,358

NON-INTEREST INCOME:
     Service charges on loans..........................................          100        57           158         135
     Service charges on deposit accounts...............................          119       121           241         234
     Loan servicing fees, net..........................................           12        (1)           24          13
     Insurance commissions.............................................           39        10            50          29
     Gain on sale of securities and
         mortgage-backed and related securities, net...................            9        35            62          35
     Gain on sale of loans.............................................           57       438           153         652
     Other income......................................................           52        46           106          88
                                                                            --------  --------      --------    --------
               Total non-interest income...............................          388       706           794       1,186

NON-INTEREST EXPENSE:
     Compensation and benefits.........................................        1,218     1,283         2,552       2,522
     Marketing.........................................................          149        98           202         164
     Occupancy and equipment...........................................          424       384           817         793
     Deposit insurance premiums........................................           43        40            88          82
     Other non-interest expense........................................          329       386           664         704
                                                                            --------  --------      --------    --------
               Total non-interest expense..............................        2,163     2,191         4,323       4,265
                                                                            --------  --------      --------    --------
     Income before income taxes........................................        1,331     1,206         2,447       2,279
     Income taxes......................................................          420       417           782         772
                                                                            --------   -------      --------    --------
          Net income...................................................     $    911   $   789      $  1,665    $  1,507
                                                                            ========   =======      ========    ========
          Earnings per share - (basic) ................................     $   0.35   $  0.28      $   0.63    $   0.54
                                                                            ========   =======      ========    ========
          Earnings per share - (diluted) ..............................     $   0.34   $  0.27      $   0.62    $   0.52
                                                                            ========   =======      ========    ========

     See accompanying Notes to Consolidated Financial Statements (unaudited)

                      HALLMARK CAPITAL CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (Dollars in thousands)
                                   (Unaudited)

                                                                 Additional     Unearned        Unearned
                                                     Common        Paid-In        ESOP         Restricted   Retained   Treasury
                                                      Stock        Capital    Compensation       Stock      Earnings     Stock
                                                     -------      ---------   ------------    -----------  ----------   -------
SIX MONTHS ENDED DECEMBER 31, 1999
Balance at June 30, 1999...........................   $3,162      $ 9,937        ($405)          ($78)      $25,765     ($2,796)

Net income.........................................        -            -            -              -         1,665           -
Accumulated other comprehensive income:
    Unrealized holding loss arising during period..        -            -            -              -             -           -
    Re-classification adjustment for gains
    realized in income.............................        -            -            -              -             -           -
    Income tax effect..............................        -            -            -              -             -           -

Comprehensive income...............................        -            -            -              -             -           -
Cash Dividends ($.05 per share)....................        -            -            -              -          (135)          -
Amortization of unearned ESOP and
  restricted stock award compensation..............        -          136           60              4             -           -
Purchase of treasury stock (142,000 shares)........        -            -            -              -             -      (1,713)
                                                      ------      -------        -----         ------       -------     -------

Balance at December 31, 1999.......................   $3,162      $10,073        ($345)         ($ 74)      $27,295     ($4,509)
                                                      ======      =======        =====         ======       =======     =======

SIX MONTHS ENDED DECEMBER 31, 1998
Balance at June 30, 1998...........................   $3,162       $9,512        ($532)         ($124)      $22,847     ($1,385)

Net income.........................................        -            -            -              -         1,507           -
Accumulated other comprehensive income:
    Unrealized holding gain arising during period..        -            -            -              -             -           -
    Re-classification adjustment for gains
    realized in income.............................        -            -            -              -             -           -
    Income tax effect..............................        -            -            -              -             -           -

Comprehensive income...............................        -            -            -              -             -           -
Amortization of unearned ESOP and
  restricted stock award compensation..............        -          138           54             42             -           -
Purchase of treasury stock (66,900 shares).........        -            -            -              -             -        (855)
Exercise of stock options (13,624 shares)..........        -           44            -              -           (35)         96
                                                      ------      -------        -----         ------       -------     -------

Balance at December 31, 1998.......................   $3,162      $ 9,694        ($478)          ($82)      $24,319     ($2,144)
                                                      ======      =======        =====         ======       =======     =======

                                                       Accumulated
                                                          Other          Total
                                                      Comprehensive  Shareholders'
                                                          loss          Equity
                                                       ----------     ----------
SIX MONTHS ENDED DECEMBER 31, 1999
Balance at June 30, 1999...........................       ($1,089)     $34,496

Net income.........................................             -        1,665
Accumulated other comprehensive income:
    Unrealized holding loss arising during period..        (1,285)      (1,285)
    Re-classification adjustment for gains
    realized in income.............................           (62)         (62)
    Income tax effect..............................           528          528
                                                                       -------
Comprehensive income...............................             -          846
Cash Dividends ($.05 per share)....................             -         (135)
Amortization of unearned ESOP and
  restricted stock award compensation..............             -          200
Purchase of treasury stock (142,000 shares)........             -       (1,713)
                                                          -------      -------

Balance at December 31, 1999.......................       ($1,908)     $33,694
                                                         ========      =======

SIX MONTHS ENDED DECEMBER 31, 1998
Balance at June 30, 1998...........................          ($27)     $33,453

Net income.........................................             -        1,507
Accumulated other comprehensive income:
    Unrealized holding gain arising during period..            71           71
    Re-classification adjustment for gains
    realized in income.............................           (35)         (35)
    Income tax effect..............................           (14)         (14)
                                                                        ------
Comprehensive income...............................             -        1,529
Amortization of unearned ESOP and
  restricted stock award compensation..............             -          234
Purchase of treasury stock (66,900 shares).........             -         (855)
Exercise of stock options (13,624 shares)..........             -          105
                                                          -------      -------

Balance at December 31, 1998.......................           ($5)     $34,466
                                                         ========      =======


    See accompanying Notes to Consolidated Financial Statements (unaudited)

                      HALLMARK CAPITAL CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                         SIX MONTHS ENDED
                                                                                            DECEMBER 31,
                                                                                 ---------------------------------
                                                                                   1999                     1998
                                                                                 --------                 --------
                                                                                          (IN THOUSANDS)
OPERATING ACTIVITIES
Net Income..................................................................     $  1,665                $  1,507
Adjustments to reconcile net income to cash
provided by (used in) operating activities:
  Provision for losses on loans.............................................          290                     340
  Provision for depreciation and amortization...............................          407                     211
  Net gain on sales of investments and
    mortgage-backed and related securities..................................          (62)                    (35)
  Net gain on sale of loans.................................................         (153)                   (652)
  Amortization of unearned ESOP and restricted stock awards.................          200                     234
  Loans originated for sale.................................................      (13,272)                (36,797)
  Sales of loans originated for sale........................................        6,789                  36,004
  Increase in prepaid expenses and other assets.............................       (1,202)                   (768)
  Decrease in payables for investments purchased...........................        (9,909)                 (6,273)
  Increase in accrued expenses and other liabilities........................        1,071                     299
  Other adjustments.........................................................          867                     346
                                                                                ----------               ---------
Net cash used in operating activities.......................................      (13,309)                 (5,584)
                                                                                ----------               ---------

INVESTING ACTIVITIES
Proceeds from the sale of securities available-for-sale.....................       44,770                   5,535
Proceeds from the maturity of securities available-for-sale.................        4,000                   6,090
Purchases of securities available-for-sale..................................      (34,737)                (85,389)
Proceeds from maturities of securities held-to-maturity.....................            -                     572
Purchases of mortgage-backed and related securities.........................       (8,096)                 (8,116)
Principal collected on mortgage-backed and related securities...............       23,590                  52,306
Net increase in loans receivable............................................      (70,652)                 (5,189)
Proceeds from sales of foreclosed properties................................          980                       -
Purchase of Federal Home Loan Bank stock....................................       (1,100)                   (749)
Purchases of office properties and equipment, net...........................         (108)                   (341)
                                                                                ----------               ---------
Net cash used in investing activities.......................................      (41,353)                (35,472)
                                                                                ----------               ---------

FINANCING ACTIVITIES
Net increase in deposits....................................................       29,501                  32,845
Proceeds from long-term notes payable to Federal Home Loan Bank.............       65,000                  20,000
Repayment of long-term notes payable to Federal Home Loan Bank..............      (41,500)                 (8,000)
Net increase in short-term notes payable and other borrowings...............        7,765                   5,875
Exercise of stock options...................................................            -                     105
Purchase of treasury stock..................................................       (1,713)                   (855)
Cash dividends..............................................................         (135)                      -
Net increase in advance payments by borrowers for
  taxes and insurance.......................................................       (2,937)                 (2,997)
                                                                                ----------               ---------
Net cash provided by financing activities...................................       55,981                  46,973
                                                                                ----------               ---------
Increase in cash and cash equivalents.......................................        1,319                   5,917
Cash and cash equivalents at beginning of period............................        8,599                   8,184
                                                                                ----------               ---------
Cash and cash equivalents at end of period..................................       $9,918                 $14,101
                                                                                ==========               =========

     See accompanying Notes to Consolidated Financial Statements (unaudited)

                      HALLMARK CAPITAL CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                          SIX MONTHS ENDED
                                                                                            DECEMBER 31,
                                                                                   --------------------------
                                                                                     1999              1998
                                                                                   --------          --------
                                                                                          (IN THOUSANDS)

Supplemental disclosures of cash flow information:

Interest paid (including amounts credited to deposit accounts) ..............       $11,256           $11,234

Income taxes paid ...........................................................        $1,044              $844


Non-cash transactions:

Loans transferred to foreclosed properties ..................................        $1,319                 -



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

The results of operations and other data for the three and six months ended December 31, 1999 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2000.

The unaudited consolidated financial statements include the accounts of Hallmark Capital Corp. (the "Company") and its wholly-owned subsidiary, West Allis Savings Bank and subsidiaries (the "Bank") as of and for the three and six months ended December 31, 1999. All material intercompany accounts and transactions have been eliminated in consolidation.



(2)  STOCK BENEFITS AND INCENTIVE PLANS

At December 31, 1999, the Company has reserved 375,642 shares of common stock for a non-qualified stock option plan for employees and directors. With respect to options, which have not been granted, the option exercise price cannot be less than the fair market value of the underlying common stock as of the date of option grant, and the maximum term cannot exceed ten years. At December 31, 1999 there were 279,480 shares outstanding. No options were exercised, cancelled or granted during the six months ended December 31, 1999.



(3)  EARNINGS PER SHARE

Basic earnings per share of common stock for the three and six months ended December 31, 1999 and December 31, 1998 have been computed by dividing net income for the period by the weighted average number of shares of common stock reduced by ungranted restricted stock and uncommitted ESOP shares. Diluted earnings per share is calculated by dividing net income by the sum of the weighted average shares used in the basic earnings per share calculation plus the effect of dilutive stock options. The effect of dilutive stock options is calculated using the treasury stock method. The computation of earnings per share is as follows:

                                                            For the Three Months             For the Three Months
                                                          Ended December 31, 1999          Ended December 31, 1998
                                                          -----------------------          -----------------------
                                                           Basic         Diluted           Basic          Diluted
                                                          -------       ---------         -------        ---------

Weighted average common shares outstanding...........    2,702,452       2,702,452        2,903,558       2,903,558
Ungranted restricted stock...........................      (18,462)        (18,462)         (18,462)        (18,462)
Uncommitted ESOP shares..............................     (101,200)       (101,200)        (126,500)       (126,500)
Common stock equivalents due to
   dilutive effect of stock options..................            -          74,018                -         101,616
                                                         ---------       ---------        ---------       ---------

Total weighted average common shares
        and equivalents outstanding..................    2,582,790       2,656,808        2,758,596       2,860,212
                                                         =========       =========        =========       =========
        Net income for period........................     $911,000        $911,000         $789,000        $789,000
        Earnings per share...........................        $0.35           $0.34            $0.28           $0.27
                                                         =========       =========        =========       =========


                                                             For the Six Months               For the Six Months
                                                          Ended December 31, 1999          Ended December 31, 1998
                                                          -----------------------         -----------------------
                                                            Basic        Diluted           Basic         Diluted
                                                          -------       ---------         -------       ---------

     Weighted average common shares outstanding......    2,744,762       2,744,762        2,919,724       2,919,724
     Ungranted restricted stock......................      (18,462)        (18,462)         (18,462)        (18,462)
     Uncommitted ESOP shares.........................     (101,200)       (101,200)        (126,500)       (126,500)
     Common stock equivalents due to
        dilutive effect of stock options.............            -          78,548                -         106,303
                                                         ---------       ---------        ---------       ---------

     Total weighted average common shares
        and equivalents outstanding..................    2,625,100       2,703,648        2,774,762       2,881,065
                                                        ==========      ==========       ==========      ==========
        Net income for period........................   $1,665,000      $1,665,000       $1,507,000      $1,507,000
        Earnings per share...........................        $0.63           $0.62            $0.54           $0.52
                                                        ==========      ==========       ==========      ==========


(4)  COMMITMENTS AND CONTINGENCIES

Commitments to originate mortgage loans of $3.7 million at December 31, 1999 represent amounts which the Bank expects to fund during the quarter ending March 31, 2000. There were no commitments to sell fixed-rate mortgage loans at December 31, 1999. The Bank had unissued credit under existing home equity line-of-credit loans and credit card lines of $12.0 million and $7.1 million, respectively, as of December 31, 1999. Also, the Bank had unused credit under existing commercial line-of-credit loans of $10.4 million at December 31, 1999. The Bank had no commitments to purchase fixed-rate mortgage related securities as of December 31, 1999.


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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). As of December 31, 1999, Management believes that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 1999, the Bank is well capitalized as defined by regulatory standards. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank's category.

The Bank's actual capital amounts and ratios are presented in the tables below.

                                                                                                  TO BE WELL CAPITALIZED
                                                                              FOR CAPITAL         UNDER PROMPT CORRECTIVE
                                                         ACTUAL            ADEQUACY PURPOSES         ACTION PROVISIONS
                                                     ----------------      -----------------        -------------------
                                                     AMOUNT     RATIO      AMOUNT      RATIO        AMOUNT        RATIO
                                                     ------     -----      ------      -----        ------        -----
                                                                        (DOLLARS IN THOUSANDS)
As of December 31, 1999:
   Tier I Capital Leverage (to Average Assets):
     Consolidated.............................       $35,237    6.71%       $15,757      3.00%           N/A         N/A
     West Allis Savings Bank.............             32,361    6.18         15,713      3.00         26,189         5.00
   Tier I Capital (to Risk-Weighted Assets):
     Consolidated.............................        35,237   10.82         13,021      4.00            N/A         N/A
     West Allis Savings Bank..................        32,361    9.93         13,042      4.00         19,563         6.00
   Total Capital (to Risk-Weighted Assets):
     Consolidated.............................        38,147   11.72         26,043      8.00            N/A         N/A
     West Allis Savings Bank..................        35,271   10.82         26,084      8.00         32,605        10.00


As a state-chartered savings bank, the Bank also is subject to a minimum regulatory capital requirement of the State of Wisconsin. At December 31, 1999, on a fully-phased-in basis of 6.0%, the Bank had actual capital of $33,695,000 with a required amount of $31,289,000, for excess capital of $2,406,000. There is no requirement to calculate the amount to be well capitalized under prompt corrective action provisions on a consolidated basis.

(6)  LOANS RECEIVABLE

Loans receivable are summarized as follows:

                                                            DECEMBER 31,              JUNE 30,
                                                                 1999                   1999
                                                         ------------------      -------------------
                                                                      (IN THOUSANDS)
                                                                                                          Increase
                                                         Amount     Percent      Amount      Percent     (Decrease)
                                                         ------     -------      ------      -------     ----------

Real estate mortgage loans:
    Residential one-to-four family...................   $181,571      48.4%      $147,960      49.5%       $33,611
    Home equity......................................     20,046       5.3%        20,457       6.8%          (411)
    Residential multi-family.........................     40,961      10.9%        36,320      12.2%         4,641
    Commercial real estate...........................     62,167      16.6%        42,366      14.2%        19,801
    Residential construction.........................     16,129       4.3%        12,673       4.2%         3,456
    Other construction and land......................     28,588       7.6%        17,056       5.7%        11,532
                                                        --------     ------      --------     ------       -------
         Total real estate mortgage loans............    349,462      93.1%       276,832      92.6%        72,630

Consumer-related loans:
     Automobile......................................        306       0.1%           444       0.2%          (138)
    Credit card......................................      2,430       0.7%         2,372       0.8%            58
    Other consumer loans.............................        935       0.3%         1,030       0.3%           (95)
                                                        --------     ------      --------     ------       -------
         Total consumer-related loans................      3,671       1.1%         3,846       1.3%          (175)
                                                        --------     ------      --------     ------       -------

Commercial loans.....................................     21,778       5.8%        18,254       6.1%         3,524
                                                        --------     ------      --------     ------       -------
         Gross loans.................................    374,911     100.0%       298,932     100.0%        75,979

Accrued interest receivable..........................      2,014                    1,664

Less:
    Undisbursed portion of loan proceeds.............    (23,269)                 (16,279)
    Deferred loan fees...............................       (619)                    (490)
    Deferred interest on sale of REO.................        (62)                       -
    Deferred gain on sale of REO.....................        (13)                       -
    Unearned interest................................        (75)                     (59)
    Allowances for loan losses.......................     (2,910)                  (2,648)
                                                        --------                 --------
                                                        $349,977                 $281,120
                                                        ========                 ========

Loans serviced for investors totaled $38.8 million and $29.2 million at December 31, 1999 and June 30, 1999, respectively.

(7)  NOTES PAYABLE AND OTHER BORROWINGS

Notes payable and other borrowings are summarized as follows (dollars in thousands):

                                              DECEMBER 31, 1999                    JUNE 30, 1999
                                         ---------------------------         -------------------------
                                                         WEIGHTED                             WEIGHTED
                                                          AVERAGE                              AVERAGE
                             MATURITY       AMOUNT         RATE                 AMOUNT          RATE
                             --------       ------         ----                 ------          ----
Advances from
  Federal Home Loan Bank       1999       $      -            -%              $  7,000          6.55%
                               2000         25,002         6.06                 27,002          5.98
                               2001          3,000         5.91                  3,000          5.91
                               2002         15,000         5.95                 28,500          5.61
                               2003          3,042         5.60                  8,042          5.13
                               2004         65,000         5.58                  5,000          6.32
                               2005          5,000         5.33                  5,000          5.33
                               2007          6,500         6.52                  6,500          6.52
                               2008         15,000         4.79                 30,000          4.79
                               2009          5,000         5.02                      -             -
                                          --------                            --------
                                          $142,544         5.64%              $120,044          5.59%
                                                           =====                                =====

Securities sold under
  Agreements to repurchase     1999       $      -             -%            $   9,475          5.25%
                               2004         18,240         5.55                      -             -
                                          --------                           ---------
                                          $ 18,240         5.55%             $   9,475          5.25%
                                          --------         =====             ---------          =====

                                          $160,784                           $ 129,519
                                          ========                           =========



FHLB advances totaled $142.5 million, or 88.7%, and $120.0 million, or 92.7%, of total borrowings at December 31, 1999 and June 30, 1999, respectively. The Company is required to maintain as collateral unencumbered one-to-four family mortgage loans in its portfolio such that the outstanding balance of FHLB advances does not exceed 60% of the book value of this collateral. The Company had delivered mortgage-backed securities with a carrying value of $62.1 million and $51.9 million at December 31, 1999 and June 30, 1999, respectively. In addition, all FHLB advances are collateralized by all Federal Home Loan Bank stock and are subject to prepayment penalties. The Company's unused advance line with the Federal Home Loan Bank was $15.2 million based upon collateral pledged at December 31, 1999. FHLB variable rate term borrowings consist of $7.0 million tied to the one-month LIBOR index.

The Company enters into sales of mortgage-backed securities with agreements to repurchase identical securities (reverse repurchase agreements) and substantially identical securities (dollar reverse repurchase agreements). These transactions are treated as financings with the obligations to repurchase securities reflected as a liability. The dollar amount of securities underlying the agreements remains in the asset accounts. The securities underlying the agreements are delivered to the counterparty's account. Securities sold under agreements to repurchase were $18.2 million and $9.5 million at December 31, 1999 and June 30, 1999, respectively.

(8)  EMPLOYEE STOCK OWNERSHIP PLAN

The Company has an employee stock ownership plan (ESOP) was adopted covering all full-time employees of the Company who have attained age 21 and completed one year of service during which they work at least 1,000 hours. The ESOP initially borrowed $1.0 million from the Company and purchased 253,000 common shares issued in the conversion. The debt bears a variable interest rate based on the borrower's prime lending rate which was 8.50% at December 31, 1999. The balance of this loan was $506,000 and $607,000 at December 31, 1999 and 1998, respectively. The Bank makes annual contributions to the ESOP equal to the ESOP's debt service. All dividends received by the ESOP are paid to the ESOP cash accounts. As the debt is repaid, shares are released from collateral and allocated to active employees, based on the proportion of debt service paid in the year. The Company accounts for its ESOP in accordance with Statement of Position 93-6. Accordingly, the debt of the ESOP is recorded as debt and the shares pledged as collateral are reported as unearned ESOP shares in the statement of financial position. As the shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares. The excess of the current market price of shares released over the cost of those shares is credited to additional paid-in-capital. As shares are released they become outstanding for earnings-per-share computations. Dividends on allocated ESOP shares are recorded as a reduction of shareholders' equity; dividends on unallocated ESOP shares are recorded as compensation expense. ESOP compensation expense for the six months ended December 31, 1999 and 1998 was $197,000 and $192,000, respectively.

The following is a summary of ESOP shares at December 31, 1999 and 1998:


                                                                                Shares
                                                                       -------------------------
                                                                          1999           1998
                                                                       -------------------------
Allocated shares ...............................................        114,799          109,248
Shares committed to be released ................................         24,133           26,183
Unreleased shares ..............................................         83,308          107,441
                                                                       -------------------------
Total ESOP shares ..............................................        222,240          242,872
                                                                       =========================
Fair value of unreleased shares at December 31,.................       $750,000       $1,182,000
                                                                       =========================

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

GENERAL

The Company's primary strategy since the Conversion has been to focus on effectively utilizing the capital acquired in the Conversion through asset growth and asset portfolio diversification into higher-yielding assets. This strategy resulted in an increase in the Company's asset size from $179.6 million at June 30, 1994 to $517.8 million at December 31, 1999. The Company's asset growth has come primarily through (i) the origination and purchase of mortgage loans (principally loans secured by one-to-four family owner-occupied homes) within and outside of the Company's primary lending area, (ii) the purchase of mortgage-backed and related securities, and (iii) the origination and purchase of commercial real-estate and business loans within and outside of the Company's primary lending area. This asset growth was funded through significant increases in Federal Home Loan Bank ("FHLB") advances and other borrowings, and increases in deposits consisting primarily of brokered and non-brokered wholesale deposits. The Company's asset portfolio diversification has been, and continues to be, achieved by altering the composition of loans and securities originated, purchased, sold and held in the total asset portfolio. In particular, the Company has focused on originating and purchasing higher-yielding multi-family, commercial real estate and commercial business loans secured by properties or assets located within the Company's primary lending area (as defined herein), to either replace or supplement lower-yielding one-to-four family mortgage loans and principal run-off from the mortgage securities portfolio.* As part of its asset portfolio diversification strategy, the Company established a new commercial lending division in fiscal 1997 to originate commercial/industrial real estate term loans, construction loans, equipment leasing, inventory/equipment/receivables financing, lines of credit, letters of credit and government loan programs both within and outside of the Company's primary lending area. In fiscal 2000, the Company intends to continue its asset portfolio diversification strategy while maintaining a steady rate of growth of its asset base. The Company expects asset growth of $25 million in the second half of fiscal year 2000.*

Loan purchases of $68.3 million contributed to the asset growth during the six months ended December 31, 1999. The loans purchased were higher yielding, non-conforming one-to-four family, multi-family, commercial real estate and commercial loans. The loans are secured by properties located outside the Company's primary lending area. The sale and maturities of securities available-for-sale and principal repayments on loans offset the asset growth related to the loan purchases.

In fiscal 2000, the Company's business strategy is to continue its focus on increasing net interest income and generating additional non-interest income from existing and new revenue sources.* In order to increase net interest income, the Company intends to continue to utilize its asset portfolio diversification strategy of selling lower-yielding assets such as securities and one-to-four family mortgage loans that conform to Federal Home Loan Mortgage Corporation ("FHLMC") and Federal National Mortgage Association ("Fannie Mae") guidelines in the secondary market to provide liquidity to fund higher-yielding one-to-four family non-conforming mortgage, multi-family, commercial real estate and commercial business loan originations and purchases, increase non-interest income and maintain adequate levels of capital.* The Company anticipates that increased sales of one-to-four family conforming mortgage loans will decrease the proportion of the gross loan portfolio represented by such loans and will increase non-interest income as a result of increased gains on the sales of such loans.*

Portfolio diversification in fiscal 2000 also will include an increased level of purchases of loans or participation interests in loans originated by other lenders both within and outside the Company's primary lending area.* The Company anticipates that slightly over half of the asset growth in fiscal 2000 will come from residential and commercial loan and participation interest purchases outside of its primary lending area.* Loans purchased, or participation interests purchased, which relate to properties or business assets located outside of the Company's primary lending area will primarily consist of higher-yielding non-conforming one-to-four family, multi-family, commercial real estate, multi-family construction, commercial real estate construction and commercial business loans.* Of the $68.3 million in higher yielding loans purchased for the Company's portfolio during the six month period ended December 31, 1999, $33.4 million were one-to-four family loans and $24.0 million were commercial real estate loans, none of which conformed to FHMLC and Fannie Mae secondary market guidelines. Such loans are secured by properties located primarily in the midwest region of the country outside of the Company's primary lending area.

In fiscal 2000, the Company projects total loan and participation interest purchases which relate to residential and commercial properties or business assets to be approximately $90 million compared to $56.9 million in fiscal 1999.* The Company anticipates that approximately $50 million of such amount will relate to one-to-four family non-conforming mortgage loans secured by properties located outside of the Company's primary lending area and the balance (approximately $40 million) will relate to the purchase of multi-family, multi-family construction, commercial real estate, commercial construction and commercial business loans secured by properties and assets located both inside and outside its primary lending area.* In deciding whether or not to purchase a loan or participation interest in a loan secured by properties or business assets located outside of the Company's primary lending area, management of the Company has applied, and will continue to apply, underwriting guidelines at least as strict as those applicable to the origination of similar loans within its primary lending area.*

In fiscal 2000, the Company will evaluate opportunities to purchase one-to-four family mortgage loans which conform to FHMLC and Fannie Mae underwriting guidelines and non-conforming portfolio loans which are not sold in the secondary agency market due to underwriting characteristics that do not conform to the secondary agency market.* Purchases of conforming and non-conforming one-to-four family mortgage loans will include lending opportunities on a national basis. One-to-four family non-conforming loans also will be originated by the Company within its primary lending area. For the six months ended December 31, 1999, the Company purchased $33.4 million of non-conforming one-to-four family mortgage loans.

In fiscal 2000, the Company also intends to continue increasing the activities of its commercial lending division as another element of its overall portfolio diversification strategy.* The focus of the Company's commercial lending operation will be the origination and purchase of small business loans and leases.* During fiscal 1999, the Company originated and purchased $137.7 million of multi-family, commercial real estate, multi-family construction, commercial construction and commercial business loans, lines of credit and leases. For the six months ended December 31, 1999 the Company originated and purchased $70.6 million of multi-family, commercial real estate, multi-family construction, land, commercial construction and commercial business loans, lines of credit and leases. Management currently projects that the commercial lending division will increase its level of originations and purchases to approximately $150 million in new commercial loans, lines of credit and leases during fiscal 2000.* Management believes the commercial lending component of its operations will benefit the Company longer term and contribute to a long-term increase in net income and return on equity.* The commercial lending division also has enhanced the Company's core deposit base, through the establishment of new deposit relationships with the commercial lending division's customers.

The Company also intends to enhance earnings in fiscal 2000 through non-interest fee income generated from the Company's new mortgage banking subsidiary, Hallmark Financial, Inc. (d/b/a Major Finance).* Major Finance was established at the end of fiscal 1999 to provide lending activities involving higher credit risk financial services (also known as subprime lending). Major Finance currently acts as a broker of non-conforming subprime residential and commercial mortgage loans. The Company anticipates that the majority of Major Finance's subprime lending activity will relate to residential mortgage loans as opposed to commercial real estate loans in fiscal 2000.* As a broker, Major Finance interviews prospective borrowers, completes a loan application, collects and verifies financial data on the borrower and submits the loan file to a potential lender or investor. The lender or investor makes the final underwriting decision and closes the loan in their own name. Major Finance receives a fee directly from the lender or investor for its brokering services but Major Finance does not fund or retain the loan in its portfolio. For the six months ended December 31, 1999, Major Finance brokered approximately $1.2 million in subprime loans, generating $49,300 in fee income on such subprime loans. The Company intends to evaluate opportunities to broker subprime loans both within and outside of its primary market area. Management estimates that Major Finance will broker approximately $2.5 million in subprime loans, generating approximately $100,000 in fee income on such subprime loans in fiscal 2000.* The borrowers on such loans typically have credit deficiencies on their credit history, such as late mortgage loan payments, low credit scores, foreclosures or bankruptcies. Other non-conforming factors which may result in a loan being classified as subprime include higher debt-to-income ratios, no down payment, limited documentation, high cash-out refinances or no verification of the borrower's income or assets. A secondary market of private investors and mortgage bankers provides a mechanism for the underwriting, funding, sale and servicing of subprime loans. Due to the higher degree of credit risk inherent in this type of lending, subprime residential mortgage loan rates generally are higher yielding compared to conventional one-to-four family mortgage rates, and if sold in the secondary market, a higher origination fee and yield spread premium are generally paid in connection with such loans.

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

During fiscal 2000, the Company also intends to increase its non-interest income by expanding the residential lending and commercial banking fee income producing divisions.* The Company expects one-to-four family mortgage loan originations to remain strong despite the generally higher level of market interest rates.* It is currently anticipated that substantially all of the 30-year fixed rate conforming one-to-four family mortgage loans originated in fiscal 2000 will be sold in the secondary market resulting in income from gains on loans sold.* During the six months ended December 31, 1999, the Company originated and sold $6.7 million in such loans, resulting in $153,000 income from gains on loans sold. The Company also expects increased fee income from the commercial banking division resulting from a growth in business deposit relationships and loan originations.* The Company expects its insurance subsidiary, Hallmark Planning Services, Inc., to continue to generate fee income from investment product and annuity sales.* The Company also has recently implemented a program for mortgage contract cash processing within the commercial lending division, a service intended to generate fee income.* The Bank acts as a partial sub-servicer, providing a cash/processing function for nationally-originated commercial real estate loans.

The Company also intends to expand its community "relationship banking" focus by targeting cross sales opportunities to individuals and businesses through customer segmentation and database marketing, planning the opening of a new retail location at the Company's headquarters in Glendale, Wisconsin, and expanding the delivery of products and services through the Internet.*

NEW FINANCIAL SERVICES ACT

On November 12, 1999 the Gramm-Leach-Bliley Act of 1999 (the "Financial Services Modernization Act" or "Act") was signed into law. The new law does a number of things intended to increase competition in the financial services area, including repealing sections of the 1933 Glass-Steagall Act so that financial firms, such as banks, securities and insurance firms can affiliate with each other, through the formation of financial holding companies. It also appoints the Federal Reserve as the "umbrella" regulator. The law creates a restriction on the chartering and transferring of unitary thrift holding companies, although it does not restrict the operations of unitary holding companies which were in existence prior to May 4, 1999, and which continue to meet the Qualified Thrift Lender test ("QTL") and control only a single savings institution. The Company is a unitary holding company and it and the Bank presently meets the QTL requirements. The Act also adopts a number of consumer protections, including provisions aimed at protecting privacy of information and requiring disclosure of ATM usage charges. Many of the Act's provisions require regulatory action, including the promulgation of regulations, to become effective and it is too early to assess the eventual impact of the Act on either the financial services industry in general or on the specific operations of the Company and the Bank.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds are retail and wholesale brokered deposits, proceeds from principal and interest payments on loans, principal and interest payments on mortgage-backed and related securities, FHLB-Chicago advances and reverse repurchase agreements. Alternative funding sources are evaluated and utilized based upon factors such as interest rates, availability, maturity, administrative costs and retention capability. Although maturity and scheduled amortization of loans are predictable sources of funds, deposit flows, mortgage prepayments and prepayments on mortgage-backed and related securities are influenced significantly by general interest rates, economic conditions and competition. Mortgage loans and mortgage securities prepayments increased in fiscal 1999 overall as interest rates declined significantly during the first half of the fiscal year before increasing in the last half of the fiscal year. During fiscal years 1997 and 1998, prepayments increased as interest rates decreased in the second half of both fiscal years. The upward trend in interest rates extended through the six month period ending December 31, 1999 keeping the mortgage loan and mortgage securities prepayments and gain on sales of loans low.

The primary investing activity of the Company is the origination and purchase of loans and the purchase of mortgage-backed and related securities. For the six months ended December 31, 1999, the Company originated and purchased loans totaling $65.9 million and $68.3 million, respectively, as compared to the six months ended December 31, 1998 when originated and purchased loans totaled $106.2 million and $5.0 million, respectively. Purchases of mortgage-backed and related securities held-to-maturity for the six months ended December 31, 1999 and 1998 totaled $8.1 million and $8.1 million, respectively. There were no purchases of investment securities held-to-maturity for the six months ended December 31, 1999 and 1998. For the six months ended December 31, 1999 and 1998, these activities were funded primarily by principal repayments on loans of $60.1 million and $68.4 million, respectively; principal repayments on mortgage-backed and related securities of $23.6 million and $52.3 million, respectively; proceeds from the sale of mortgage loans of $6.8 million and $36.0 million, respectively; net proceeds from notes payable to the FHLB-Chicago of $22.5 million and $13.0 million, respectively; and a net increase in deposits of $29.5 million during the 1999 period. Purchases of securities available-for-sale totaled $34.7 million and sales were $44.8 for the six months ended December 31, 1999, compared to purchases of $85.4 million and sales of $5.5 million for the six months ended December 31, 1998.

The Company is required to maintain minimum levels of liquid assets under the regulations of the Wisconsin Department of Financial Institutions, Division of Savings and Loan for state-chartered stock savings banks. Savings banks are required to maintain an average daily balance of liquid assets (including cash, certain time deposits, certain bankers acceptances, certain corporate debt securities, securities of certain mutual funds and specified United States government, state or federal agency obligations) of not less than 8.0%. The Company's liquidity ratio was 15.1% at December 31, 1999. The Company adjusts its liquidity levels to meet various funding needs and to meet its asset and liability management objectives.

The Company's most liquid assets are cash and cash equivalents, which include investments in highly-liquid, short-term investments. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. At December 31, 1999 and June 30, 1999, cash and cash equivalents were $9.9 million and $8.6 million, respectively. The increase in cash and cash equivalents was due to an increase in deposits, FHLB-Chicago advances, and securities sold under agreements to repurchase.

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

At December 31, 1999, retail and wholesale certificates of deposit totaled $59.6 million and $196.9 million, respectively. Management believes that a significant portion of its retail deposits will remain with the Company and, in the case of wholesale brokered deposits, may be replaced with similar type accounts should the level of interest rates change.* However, in the event of a significant increase in market interest rates, the cost of obtaining replacement wholesale deposits and FHLB advances would increase as well.

The Bank's Board of Directors has set a maximum limitation of total borrowings equal to 32% of total assets. The internal limitation is 3% below the allowable borrowing limit (for all borrowings including FHLB advances and reverse repurchase agreements) of 35% of total assets established by the FHLB-Chicago. At December 31, 1999, FHLB advances totaled $142.5 million or 27.5% of the Bank's total assets. At December 31, 1999, securities sold under agreements to repurchase were $18.3 million or 3.5% of the Bank's total assets. At December 31, 1999, the Bank had unused borrowing authority under the borrowing limitations established by the Board of Directors of $5.2 million and $20.7 million under the FHLB total asset limitation. The Bank has and intends to continue to fund asset portfolio diversification in fiscal 2000 through modest increases in FHLB advances and reverse repurchase agreements. Management and the Bank's Board of Directors are currently evaluating the internal 3% excess borrowing capacity limitation. A decrease in this limitation would provide the Bank greater borrowing authority to fund future loan growth.

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

The Company has various unfunded commitments at December 31, 1999 which represent amounts the Company expects to fund during the quarter ended March 31, 2000. For a summary of such commitment see discussion under footnote (4) "Commitments and Contingencies" contained in the section entitled, "Notes to Consolidated Financial Statements." The Company anticipates it will have sufficient funds available to meet its current loan commitments, including loan applications received and in process to the issuance of firm commitments.

CHANGE IN FINANCIAL CONDITION

Total assets increased $48.1 million, or 10.3%, from $469.7 million at June 30, 1999 to $517.8 million at December 31, 1999. This increase is primarily reflected in an increase in loans receivable and loans held for sale, funded primarily by an increase in deposits, FHLB-Chicago advances, securities sold under agreements to repurchase and decreases in securities available-for-sale. Cash and cash equivalents were $9.9 million and $8.6 million at December 31, 1999 and June 30, 1999, respectively. The increase in cash and cash equivalents was due to an increase in deposits, FHLB-Chicago advances, securities sold under agreements to repurchase.

Loans receivable increased to $350.0 million at December 31, 1999 compared to $281.1 million at June 30, 1999. The increase at December 31, 1999 compared to June 30, 1999 is primarily the result of the purchase of non-conforming one-to-four family, multi-family and commercial real estate loans secured by properties located out of the Company's primary lending area, as such loans carried higher yields than comparable mortgage-backed and related securities during the six months ended December 31, 1999. Total mortgage loans originated and purchased amounted to $115.6 million ($62.8 million of which were purchased mortgage loans) and $99.6 million ($3.5 million of which were purchased mortgage loans) for the six months ended December 31, 1999 and 1998, respectively. The Company originated $27.3 million of conforming one-to-four family mortgage and construction loans within the primary lending area and purchased $33.4 million of non-conforming one-to-four family mortgage loans outside of the primary lending area. Sales of fixed-rate mortgage loans totaled $6.0 million and $36.8 million for the six months ended December 31, 1999 and 1998, respectively. The Company originated $10.0 million of non-conforming multi-family loans within the primary lending area and purchased $4.9 million of non-conforming multi-family loans outside of the primary lending area for the period ending December 31, 1999. Total commercial real estate mortgage loans originated and purchased totaled $37.9 million and $19.3 million for the six months ended December 31, 1999 and 1998, respectively. Of the $37.9 million commercial real estate mortgage loans originated and purchased, $13.9 million were originations of non-conforming commercial real estate loans within the Company's primary lending area, while $22.5 million were purchases of non-conforming commercial real estate loans outside the Company's primary lending area and $1.5 million were purchased non-conforming commercial real estate loans within the Company's primary lending area. The Company originated $10.2 million of non-conforming commercial loans within the primary lending area and purchased $5.5 million of non-conforming commercial loans outside of the primary lending area.

Securities available-for-sale decreased to $69.6 million at December 31, 1999 compared to $100.5 million at June 30, 1999. Mortgage-backed and related securities held-to-maturity decreased to $54.5 million at December 31, 1999 compared to $54.6 million at June 30, 1999. The decrease in securities available-for-sale was the result of management's decision to sell securities to fund loan purchases and originations which carry higher yields than securities.

Deposits increased $29.5 million to $318.2 million at December 31, 1999 from $288.7 million at June 30, 1999. The increase in deposits was primarily due to the Company's increase in wholesale brokered deposits. Brokered certificates of deposit totaled $172.1 million at December 31, 1999, representing 54.1% of total deposits as compared to $101.2 million, or 35.0% of total deposits, at June 30, 1999. Non-brokered wholesale deposits totaled $24.8 million at December 31, 1999, representing 7.8% of total deposits as compared to $55.2 million, or 19.1% of total deposits at June 30, 1999. Deposits are the Company's primary source of externally generated funds. The level of deposits is heavily influenced by such factors as the general level of short- and long-term interest rates as well as alternative yields that investors may obtain on competing investment securities such as money market mutual funds.

FHLB-Chicago advances increased to $142.5 million at December 31, 1999 compared to $120.0 million at June 30, 1999. At December 31, 1999, securities sold under agreements to repurchase were $18.3 million compared to $9.5 million at June 30, 1999. The Company has increased its use of FHLB-Chicago advances and securities sold under agreements to repurchase as a funding source due to attractive rates offered in relation to deposit funds obtainable in the Company's local market.

ASSET/LIABILITY MANAGEMENT

The Company closely monitors interest rate risk in an attempt to manage the extent to which net interest income is significantly affected by changes in market interest rates. In managing the Company's interest rate risk during the six months ended December 31, 1999, the Company utilized wholesale brokered and non-brokered deposits and FHLB-advances to fund increases in the Company's interest-bearing assets due primarily to the attractive rates offered on wholesale deposits and FHLB advances. At December 31, 1999, the Company's estimated cumulative one-year gap between assets and liabilities was a negative 37.9% of total assets as compared to a negative 25.6% at June 30, 1999. The increase in the Company's negative one-year gap reflects the increased use of shorter-term maturity deposits and FHLB advances to fund a larger portfolio of fixed-rate mortgage, mortgage related securities and investment securities. Beginning in January 2000 and in conjunction with the increased negative gap position of the Company, management with the approval of the Board of Directors has started to manage the interest rate risk on the Company's short-term wholesale certificates of deposit using interest rate caps to manage the Company's exposure to rising interest rates. At December 31, 1999, the notional amount of the interest rate cap was $25 million with a maturity date of January 3, 2002. The interest rate cap is tied to the 3-month LIBOR interest rate with a 7.0% strike rate. Payments will be received by the Bank if the 3-month LIBOR increases over the 7.0% strike rate. The unamortized cost of the interest rate cap at December 31, 1999 is $140,000 with a market value of $128,000. There are certain risks associated with interest rate caps, including the risk that the counterparty may default and that there may not be an exact correlation between the indices on which the interest rate cap agreements are based and the terms of the hedged liabilities. In order to offset these risks, the company generally enters into interest rate cap agreements only with nationally recognized securities firms and monitors the credit status of counterparties, the level of collateral for such caps and the correlation between the hedged liabilities and the indices utilized. During periods of rising interest rates, a positive interest rate sensitivity gap would tend to positively affect net interest income, while a negative interest rate sensitivity gap would adversely affect net income. Although the opposite effect on net income would occur in periods of falling interest rates, the Company could experience substantial prepayments of its fixed rate mortgage loans and mortgage-backed and related securities, which would result in the reinvestment of such proceeds at market rates which are lower than current rates.*

ASSET/LIABILITY MANAGEMENT SCHEDULE

The following table sets forth at December 31, 1999 the amounts of interest-earning assets and interest-bearing liabilities maturing or repricing within the time periods indicated, based on the information and assumptions set forth in the notes thereto.


                                                                             AMOUNT MATURING OR REPRICING
                                                         --------------------------------------------------------------------
                                                                                 MORE THAN    MORE THAN
                                                         WITHIN       FOUR TO    ONE YEAR    THREE YEARS
                                                         THREE        TWELVE     TO THREE      TO FIVE     OVER FIVE
                                                         MONTHS       MONTHS       YEARS        YEARS        YEARS      TOTAL
                                                         ------       ------       -----        -----        -----      -----
                                                                          (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS(1):
Mortgage loans(2):
     Fixed rate ...................................     $  12,752    $  29,645   $  54,603    $  66,453    $  71,582   $ 235,035
     Adjustable rate ..............................        26,914       40,082      26,914        4,783        2,707     101,400
Consumer loans (2) ................................           259        2,769         423           --           --       3,451
Commercial loans (2) ..............................         2,002        9,479       6,181        3,486           --      21,148
Mortgage-backed and related securities:
     Fixed rate and securities available-for-sale..         1,664        4,540       9,417        6,604       10,901      33,126
     Adjustable rate ..............................        40,098       12,221          --           --           --      52,319
Investment securities and
  securities available-for-sale ...................        14,268          728          --        9,633       27,911      52,540
                                                        ---------    ---------   ---------    ---------    ---------   ---------
     Total interest-earning assets ................     $  97,957    $  99,464   $  97,538    $  90,959    $ 113,101   $ 499,019
                                                        =========    =========   =========    =========    =========   =========

INTEREST-BEARING LIABILITIES:
Deposits(3):
     NOW accounts .................................     $     213    $     639   $   1,014    $     497    $     478   $   2,841
     Money market deposit accounts ................         4,664       13,991      10,447        1,672          318      31,092
     Passbook savings accounts ....................         1,463        4,389       6,963        3,412        3,278      19,505
     Certificates of deposit ......................       112,071      127,750      14,367        2,307           --     256,495
     Escrow deposits ..............................            --          288          --           --           --         288
Borrowings(4)
     FHLB advances and other borrowings ...........        73,240       55,002      13,042        8,000       11,500     160,784
                                                        ---------    ---------   ---------    ---------    ---------   ---------
     Total interest-bearing liabilities ...........     $ 191,651    $ 202,059   $  45,833    $  15,888    $  15,574   $ 471,005
                                                        =========    =========   =========    =========    =========   =========
Excess (deficiency) of interest-earning assets over
  interest-bearing liabilities ....................     ($ 93,694)   ($102,595)  $  51,705    $  75,071    $  97,527   $  28,014
                                                        =========    =========   =========    =========    =========   =========
Cumulative excess (deficiency) of interest-earning
  assets over interest-bearing liabilities ........     ($ 93,694)   ($196,289)  ($144,584)   $  69,513    $  28,014      28,014
                                                        =========    =========   =========    =========    =========   =========
Cumulative excess (deficiency) of interest-earning
  assets over interest-bearing liabilities
  as a percent of total assets ....................         (18.1)%      (37.9)%     (27.9)%      (13.4)%        5.4%        5.4%
                                                        =========    =========   =========    =========    =========   =========

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

(2) Balances have been reduced for undisbursed loan proceeds, unearned credit insurance premiums, deferred loan fees, purchased loan discounts and the allowance for loan losses, which aggregated $26.8 million at December 31, 1999.

(3) Although the Company's negotiable order of withdrawal ("NOW") accounts, passbook savings accounts and money market deposit accounts generally are subject to immediate withdrawal, management considers a certain historical amount of such accounts to be core deposits having significantly longer effective maturities and times to repricing based on the Company's historical retention of such deposits in changing interest rate environments. NOW accounts, passbook savings accounts and money market deposit accounts are assumed to be withdrawn at annual rates of 30%, 30% and 60%, respectively, of the declining balance of such accounts during the period shown. The withdrawal rates used are higher than the Company's historical rates but are considered by management to be more indicative of expected withdrawal rates currently. If all of the Company's NOW accounts, passbook savings accounts and money market deposit accounts had been assumed to be subject to repricing within one year, the one-year cumulative deficiency of interest-earning assets over interest-bearing liabilities would have been $224.4 million or 43.3% of total assets.

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

The following table sets forth information regarding the Bank's non-accrual loans and foreclosed properties at the dates indicated:


                                                                        THREE MONTHS ENDED
                                                           ---------------------------------------------

                                                           DEC 31   SEP 30    JUN 30    MAR 31    DEC 31
                                                            1999     1999      1999      1999      1998
                                                           ------   ------    ------    ------    ------

Non-accrual mortgage loans ...................            $2,100    $1,100    $2,118    $2,266    $3,238
Non-accrual consumer loans ...................                65        49        88       129       136
                                                          ------    ------    ------    ------    ------
Total non-accrual loans ......................            $2,165    $1,149    $2,206    $2,395    $3,374
                                                          ======    ======    ======    ======    ======

Loans 90 days or more
  delinquent and still accruing ..............               118        82       219        54        52
                                                          ------    ------    ------    ------    ------
Total non-performing loans ...................            $2,283    $1,231    $2,425    $2,449    $3,426
                                                          ======    ======    ======    ======    ======

Non-accrual investment securities ............                --       235       235       233       233
Total foreclosed real estate net of
  related allowance for losses ...............               960     1,893       621       512        11
                                                          ------    ------    ------    ------    ------
Total non-performing assets ..................            $3,243    $3,359    $3,281    $3,194    $3,670
                                                          ======    ======    ======    ======    ======
Non-performing loans to
  gross loans receivable .....................              0.61%     0.34%     0.81%     0.83%     1.14%
                                                          ======    ======    ======    ======    ======
Non-performing assets to
  total assets ...............................              0.63%     0.64%     0.70%     0.67%     0.76%
                                                          ======    ======    ======    ======    ======


At December 31, 1999, non-performing loans decreased to $2.3 million from $2.4 million at June 30, 1999. The decrease is due primarily to the decrease in loans 90 days or more delinquent and still accruing, which consist primarily of credit card loans. Impaired loans decreased to $0 at December 31, 1999 from $1.1 million at June 30, 1999. Impaired loans consist primarily of commercial and commercial real estate loans which, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Management believes that these loans are adequately collateralized and/or have specific loan loss reserves established which are adequate to absorb probable losses related to resolution.

Potential problem loans are loans where known information about possible credit problems of borrowers causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms. The decision by management to categorize a loan as a potential problem loan does not necessarily indicate that the Company expects losses to occur, but that management recognizes there is a higher degree of risk associated with these performing loans. At December 31, 1999, the bank had a potential problem loan with a balance of $2.9 million secured by 21 first lien one-to-four family mortgages held in trust for the benefit of the Bank and a secondary payee under the loan obligation. The original balance of the loan was $4.1 million. At December 31, 1999, the loan was current as to payment of principal and interest. Proceeds from payments made to the trustee from potential homeowners (occupying the properties under 2-year leases with an option to purchase at an agreed upon price upon expiration of the lease-term), or from any other eventual sale of the one-to-four family residences securing the obligation, are to be applied by the trustee first to the repayment of the total of all principal and interest due the Bank, with any excess over such amounts becoming due to the secondary payee. The Bank assumed responsibility for receipt and servicing of payments from the potential homeowners upon the secondary payee's filing of bankruptcy in June 1999. The Bank also removed a third party bank as the bond trustee and has appointed itself as trustee in December 1999. The one-to-four family properties securing the obligation are located in the Bank's primary lending area and management believes the underlying value of the properties and the Bank's first lien status are sufficient to prevent any significant loss from this credit.

 ALLOWANCE FOR LOAN LOSSES

The following table sets forth an analysis of the Bank's allowance for loan losses:


                                                       SIX MONTHS           YEAR          SIX MONTHS
                                                         ENDED             ENDED            ENDED
                                                      DEC. 31, 1999     JUNE 30, 1999    DEC. 31, 1998
                                                      -------------     -------------    -------------

                                                                     (DOLLARS IN THOUSANDS)
 Balance at beginning of period ..............           $ 2,648           $ 2,329           $ 2,329
 Additions charged to expense:
   Multi-family and commercial real estate....               197               310               230
   Consumer ..................................                55               120                50
   Commercial ................................                38                50                60
                                                         -------           -------           -------
                                                             290               480               340

 Recoveries:
    Consumer .................................                14                15                 6

 Charge-offs:
    One- to four-family ......................               (30)              (11)              (11)
    Multi-family & commercial real estate.....                --               (34)               --
    Consumer .................................               (12)             (131)              (29)
                                                         -------           -------           -------
                                                             (42)             (176)              (40)
                                                         -------           -------           -------

 Net charge-offs .............................               (28)             (161)              (34)
                                                         -------           -------           -------

 Balance at end of period ....................           $ 2,910           $ 2,648           $ 2,635
                                                         =======           =======           =======

Allowance for loan losses to
   non-performing loans at end
   of the period .............................            127.49%           109.19%            76.91%
                                                         =======           =======           =======

Allowance for loan losses to
   total loans at end of the period ..........              0.78%             0.89%             0.88%
                                                         =======           =======           =======


The level of allowance for loan losses at December 31, 1999, reflects the continued low level of charged off loans. Management believes that the allowance for loan losses is adequate as of December 31, 1999.

RESULTS OF OPERATIONS - COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998

GENERAL

Net income for the three months ended December 31, 1999 increased to $911,000 from $789,000 for the comparable 1998 period. The increase in net income was primarily due to an increase in net interest income. Return on average equity increased to 10.79% for the three months ended December 31, 1999 from 9.17% for the comparable 1998 period. Return on average assets increased to 0.69% for the three months ended December 31, 1999 from 0.66% for the comparable 1998 period.

NET INTEREST INCOME

The following table presents certain information related to average interest-earning assets and liabilities, net interest rate spread and net interest margin:


                                                             FOR THE THREE MONTHS ENDED DECEMBER 31,
                                      -------------------------------------------------------------------------------------
                                                        1 9 9 9                                     1 9 9 8
                                           -----------------------------------          -------------------------------

                                                          INTEREST    AVERAGE                INTEREST      AVERAGE
                                               AVERAGE     EARNED/     YIELD/     AVERAGE     EARNED/      YIELD/
                                               BALANCE      PAID        RATE      BALANCE      PAID         RATE
                                               -------      ----        ----      -------      ----         ----
                                                                     (DOLLARS IN THOUSANDS)
ASSETS:
Interest-earning assets:
  Mortgage loans .........................    $319,142    $  6,374       7.99% $264,591     $  5,492        8.30%
  Consumer loans .........................       3,480         118      13.56     4,257          139       13.06
  Commercial loans .......................      21,566         538       9.98    14,135          339        9.59
                                              --------    --------             --------     --------
     Total loans .........................     344,188       7,030       8.17   282,983        5,970        8.44
  Securities held-to-maturity:
    Mortgage-backed securities ...........       8,784         137       6.24    16,460          256        6.22
    Mortgage related securities ..........      45,185         731       6.47    40,684          751        7.38
                                              --------    --------             --------     --------
      Total mortgage-backed
       and related securities ............      53,969         868       6.43    57,144        1,007        7.05
  Investment and other securities ........       9,171         133       5.80    28,442          384        5.40
  Securities available-for-sale ..........      89,106       1,524       6.84    91,003        1,413        6.21
  Federal Home Loan Bank stock ...........       7,407         139       7.51     6,619          111        6.70
                                              --------    --------             --------     --------
    Total interest-earning assets ........     503,841       9,694       7.70   466,191        8,885        7.62
Non-interest earning assets ..............      22,956                            9,074
                                              --------                         --------
    Total assets .........................    $526,797                         $475,265
                                              ========                         ========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
  NOW accounts ...........................    $  2,866          13       1.81% $  2,834           12        1.69%
  Money market deposit accounts ..........      33,004         362       4.39    41,175          528        5.13
  Passbook accounts ......................      20,130         147       2.92    21,294          156        2.93
  Certificates of deposit ................     252,085       3,477       5.52   228,555        3,322        5.81
                                              --------    --------             --------     --------
    Total deposits .......................     308,085       3,999       5.19   293,858        4,018        5.47
Advance payments by borrowers
  for taxes and insurance ................       4,526          26       2.39     3,868           29        3.00
Borrowings ...............................     168,755       2,393       5.67   131,527        1,937        5.89
                                              --------    --------             --------     --------
    Total interest-bearing liabilities ...     481,366       6,418       5.33   429,253        5,984        5.58
Non-interest bearing deposits
  and liabilities ........................      11,665                           11,607
Shareholders' equity .....................      33,766                           34,405
                                              --------                         --------
    Total liabilities and
      shareholders' equity ...............    $526,797                         $475,265
                                              ========                         ========
Net interest income/interest rate spread..                $  3,276       2.37%              $  2,901        2.04%
                                                          ========    ========              ========     ========
Net earning assets/net interest margin ...    $ 22,475                   2.60% $ 36,938                     2.49%
                                              ========                ======== ========                  ========


Net interest income before provision for losses on loans increased $375,000, or 12.9%, to $3.3 million for the three months ended December 31, 1999 from $2.9 million for the comparable 1998 period. Interest income increased $809,000 for the three months ended December 31, 1999, partially offset by an increase in interest expense of $434,000. The level of net interest income primarily reflects a 8.1% increase in average interest-earning assets to $503.8 million for the three months ended December 31, 1999 from $466.2 million for the comparable 1998 period, an increase in interest rate spread to 2.37% for the three months ended December 31, 1999 from 2.04% for the comparable 1998 period, partially offset by a 39.2% decrease in the excess of the Company's average interest-earning assets over average interest-bearing liabilities to $22.5 million for the three months ended December 31, 1999 from $36.9 million for the comparable 1998 period. The increase in interest rate spread was primarily due to lower costing deposits and borrowings in the 1999 period as compared to the 1998 period. The interest rates on deposits and borrowings obtained in the quarter ending December 31, 1999 are increasing but the effect of the increasing rate environment is not yet fully reflected in the interest rate spread.

INTEREST INCOME

Interest income increased 9.1% to $9.7 million for the three months ended December 31, 1999 from $8.9 million for the comparable 1998 period. The increase in interest income was the result of an increase in average interest-earning assets of 8.1% to $503.8 million for the three months ended December 31, 1999 from $466.2 million for the comparable 1998 period and an increase of 8 basis points in the yield on interest-earning assets to 7.70% for the three months ended December 31, 1999 from 7.62% for the comparable 1998 period. Interest income on loans increased 17.8% to $7.0 million for the three months ended December 31, 1999, from $6.0 million for the comparable 1998 period. The increase was the result of an increase in the Company's average gross loans of 21.6% to $344.2 million for the three months ended December 31, 1999 from $283.0 million for the comparable 1998 period, partially offset by a decrease in average yield to 8.17% for the 1999 period from 8.44% for the comparable 1998 period. Gross loans increased primarily as a result of the Company purchasing more loans in the secondary market and increases in multi-family and commercial components of the portfolio and retaining substantially all of its adjustable and short-term fixed rate loan originations. See "Change in Financial Condition" for a discussion of the increase in gross loans. The decrease in yield is attributable to the increase in loans originated and purchased at lower interest rates since the period ending December 31, 1998. The interest rates on loans originated and purchased in the quarter ending December 31, 1999 are increasing but the effect of the increasing rate environment is not yet reflected in the yield. At December 31, 1999, the multifamily and commercial components of the Company's loan portfolio totaled $144.1 million, or 41.0% of the total loan portfolio, compared to $113.5 million, or 37.7% of the total loan portfolio at December 31, 1998.

Interest income on mortgage-backed securities decreased 46.5% to $137,000 for the three months ended December 31, 1999 from $256,000 for the comparable 1998 period. The decrease was primarily due to a decrease in average balances to $8.8 million for the three months ended December 31, 1999 from $16.5 million for the comparable 1998 period, partially offset by an increase in average yield to 6.24% for the 1999 period from 6.22% for the 1998 period. The increase in average yield on mortgage-backed securities was primarily due to the accelerated amortization of purchase premiums on mortgage-backed securities due to faster than projected principal repayments in the 1998 period. Interest income on mortgage-related securities decreased 2.7% to $731,000 for the three months ended December 31, 1999 from $751,000 for the comparable 1998 period. The decrease was primarily due to a decrease in average yield to 6.47% for the three months ended December 31, 1999 from 7.38% for the comparable 1998 period. The decrease was partially offset by an increase in average balances to $45.2 million for the three months ended December 31, 1999 from $40.7 million for the comparable 1998 period. The decrease in average yield on mortgage-related securities was primarily due to accelerated amortization of purchase premiums on mortgage related securities due to faster than projected principal repayments during the 1999 period. The increase in average balances of mortgage- related securities is due to management's decision to replace securities that repayed. Interest income on investment securities and securities available-for-sale and investment and other securities decreased 7.8% to $1.7 million for the three months ended December 31, 1999 from $1.8 million for the comparable 1998 period. The decrease was primarily due to an decrease in average balance to $98.3 million for the three months ended December 31, 1999 from $119.4 million for the 1998 period, offset by an increase in average yield to 6.74% for the three months ended December 31, 1999 from 6.02% for the comparable 1998 period. The decrease in securities available-for-sale was due to management's decision to sell securities during the 1999 period to fund loan originations and purchases. The increased average yield was primarily attributable to the increase in average maturity of the available-for-sale investments during the 1999 period.

INTEREST EXPENSE

Interest expense increased 7.3% to $6.4 million for the three months ended December 31, 1999 from $6.0 million for the comparable 1998 period. The increase was the result of an 12.1% increase in the average amount of interest-bearing liabilities to $481.4 million for the three months ended December 31, 1999 compared to $429.3 million for the comparable 1998 period, partially offset by a decrease in the average rate paid on interest-bearing liabilities to 5.33% for the 1999 period from 5.58% for the 1998 period. The increased balances of certificate of deposit accounts, money market deposit accounts and borrowings at lower average interest rates was the primary reason for the decrease in the average rate paid on the interest-bearing liabilities for the three months ended December 31, 1999 as compared to the comparable 1998 period. Interest expense on deposits decreased .5% to $3.999 million for the three months ended December 31, 1999 from $4.018 million for the comparable 1998 period. The decrease was the result of a decrease in the average rate paid to 5.19% for the 1999 period from 5.47% for the 1998 period. The decrease was partially offset by an increase in average balances of 4.8% to $308.1 million for the three months ended December 31, 1999 from $293.9 million for the comparable 1998 period. The increase in deposits was primarily due to an increase of 10.3% in certificates of deposit accounts to $252.1 million for the three months ended December 31, 1999 from $228.6 million for the comparable 1998 period, with a decrease in the average rate paid to 5.52% for the 1999 period from 5.81% for the 1998 period. NOW accounts increased 1.1% to $2.9 million for the three months ended December 31, 1999 from $2.8 million for the comparable 1998 period, offset by an increase in average rate paid to 1.81% for the 1999 period from 1.69% for the 1998 period. Offsetting the increases in deposits was a decrease in money market deposit accounts of 19.8% to $33.0 million for the three months ended December 31, 1999 from $41.2 million for the comparable 1998 period, with a decrease in the average rate paid on such accounts to 4.39% for the 1999 period from 5.13% for the 1998 period. Money market deposit accounts decreased primarily due to higher rates offered in the Company's local market during the three months ended December 31, 1999. The Company's increase in certificates of deposit was the result of aggressive marketing and pricing and the use of brokered certificates of deposit. Of the $252.1 million in the average balance of certificates of deposit for the three months ended December 31, 1999, $166.4 million, or 66.0%, represented brokered certificates of deposit compared to $98.0 million, or 42.9%, for the 1998 period. The average rate paid on brokered certificates of deposit decreased to 5.48% for the three months ended December 31, 1999 from 5.73% for the comparable 1998 period. The decrease was primarily due to the longer average maturity of the brokered deposits in the 1998 period. Interest on borrowings (FHLB advances and reverse repurchase agreements) increased 23.5% to $2.4 million for the three months ended December 31, 1999 from $1.9 million for the comparable 1998 period. The increase was primarily due to the increase in average balances of FHLB advances and reverse repurchase agreements of 28.3% to $168.8 million for the three months ended December 31, 1999 from $131.5 million for the comparable 1998 period, with a decrease in the average rate paid to 5.67% for the 1999 period from 5.89% for the 1998 period.

PROVISION FOR LOSSES ON LOANS

The provision for losses on loans decreased 19.0% to $170,000 for the three months ended December 31, 1999 from $210,000 for the comparable 1998 period. The level of allowance for losses on loans generally is determined by the Bank's historical loan loss experience, the condition and composition of the Bank's loan portfolio, and existing general economic conditions. Management anticipates that as the Company's volume of multi-family and commercial/non-residential real estate lending activity continues to increase, the Company will continue to build a higher level of allowance for loan losses established through a provision for loan losses.* Based on management's evaluation of the loan portfolio and the increase in gross loans during the three months ended December 31, 1999, the allowance for losses on loans increased 9.9% to $2.9 million at December 31, 1999 compared to $2.6 million at June 30, 1999. While the allowance for losses on loans increased, the allowance for loan losses as a percentage of gross loans decreased to 0.78% at December 31, 1999 from 0.89% at June 30, 1999 reflecting the continued low level of loans charged off. The amount of non-performing loans at December 31, 1999 was $2.3 million, or 0.61% of gross loans, compared to $2.4 million, or 0.81% of gross loans, at June 30, 1999 and $3.4 million or 1.14% of gross loans at December 31, 1998. Management believes that these loans are adequately collateralized and/or have specific loan loss reserves established which are adequate to absorb probable losses related to resolution.

NON-INTEREST INCOME

Non-interest income decreased 45.0% to $388,000 for the three months ended December 31, 1999 from $706,000 for the comparable 1998 period. The largest components of the decrease were a decrease in gains on the sale of loans to $57,000 for the three months ended December 31, 1999 from $438,000 for the comparable 1998 period, a decrease in gains on the sale of securities and mortgage-backed and related securities to $9,000 for the three months ended December 31, 1999 from $35,000 for the comparable 1998 period and a decrease in service charges on deposit accounts to $119,000 for the three months ended December 31, 1999 from $121,000 for the comparable 1998. Partially offsetting the decreases in non-interest income was an increase in service charges on loans to $100,000 for the three months ended December 31, 1999 from $57,000 for the comparable 1998 period, an increase in insurance commissions to $39,000 for the three months ended December 31, 1999 from $10,000 for the comparable 1998 period and an increase in loan servicing fees to $12,000 for the three months ended December 31, 1999 from ($1,000) for the comparable 1998 period. The decrease in gains on the sale of loans reflects the decrease in long-term fixed rate loans sold into the secondary market during the 1999 period as compared to the 1998 period due to the higher level of interest rates that led to a lower level of mortgage loans refinanced in the 1999 period as compared to the 1998 period.

NON-INTEREST EXPENSE

Non-interest expense decreased 1.3% to $2.163 million for the three months ended December 31, 1999 from $2.191 million for the comparable 1998 period. The decrease was primarily due to a decrease in compensation and benefits expense of $65,000 to $1.2 million for the three months ended December 31,1999 from $1.3 million for the comparable 1998 period and a decrease in other non-interest expense of $57,000 to $329,000 for the three months ended December 31, 1999 from $386,000 for the comparable 1998 period. Partially, offsetting the decreases in compensation and benefits expense and other non-interest expense was an increase in occupancy and equipment expense of $40,000 to $424,000 for the three months ended December 31, 1999 from $384,000 for the comparable 1998 period and an increase in marketing expense of $51,000 to $149,000 for the three months ended December 31, 1999 from $98,000 for the comparable 1998 period. The decrease in compensation and benefits expense primarily relates to a lower number of full time equivalent employees. The decrease in other non-interest expense is primarily due to increases in printing, office supplies, organization dues, legal and other miscellaneous expenses. The increase in marketing expense relates to a new brand development and strategic retail marketing program for the Bank's local market area. The increase in occupancy and equipment expense relates to an increase in bank furniture, fixtures and equipment.

RESULTS OF OPERATIONS - COMPARISON OF THE SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998



GENERAL

Net income for the six months ended December 31, 1999 increased to $1.7 million from $1.5 million for the comparable 1998 period. The increase in net income was primarily due to an increase in net interest income. Return on average equity increased to 9.81% for the six months ended December 31, 1999 from 8.83% for the comparable 1998 period. Return on average assets decreased to 0.65% for the six months ended December 31, 1999 from 0.66% for the comparable 1998 period.

NET INTEREST INCOME

The following table presents certain information related to average interest-earning assets and liabilities, net interest rate spread and net interest margin:


                                                           FOR THE SIX MONTHS ENDED DECEMBER 31,
                                            --------------------------------------------------------------------

                                                         1 9 9 9                            1 9 9 8
                                            ---------------------------------    -------------------------------

                                                        INTEREST     AVERAGE                INTEREST      AVERAGE
                                             AVERAGE     EARNED/      YIELD/     AVERAGE     EARNED/      YIELD/
                                             BALANCE      PAID         RATE      BALANCE      PAID         RATE
                                             -------    --------     -------     -------    --------      -------
                                                                    (DOLLARS IN THOUSANDS)
ASSETS:
Interest-earning assets:
  Mortgage loans .........................   $298,130   $ 11,855        7.95%  $263,579     $ 10,955       8.31%
  Consumer loans .........................      3,548        244       13.75      4,429          294      13.28
  Commercial loans .......................     20,092      1,008       10.03     13,480          622       9.23
                                             --------   --------               --------     --------
     Total loans .........................    321,770     13,107        8.15    281,488       11,871       8.43

  Securities held-to-maturity:
    Mortgage-backed securities ...........      9,483        298        6.28     18,716          630       6.73
    Mortgage related securities ..........     44,521      1,432        6.43     41,735        1,509       7.23
                                             --------   --------               --------     --------
      Total mortgage-backed
       and related securities ............     54,004      1,730        6.41     60,451        2,139       7.08
  Investment and other securities ........      8,747        245        5.60     18,332          512       5.59
  Securities available-for-sale ..........     95,345      3,111        6.52     77,632        2,507       6.46
  Federal Home Loan Bank stock ...........      7,055        252        7.14      6,416          216       6.73
                                             --------   --------               --------     --------
    Total interest-earning assets ........    486,921     18,445        7.58    444,319       17,245       7.76
Non-interest earning assets ..............     22,446                            13,697
                                             --------                          --------
    Total assets .........................   $509,367                          $458,016
                                             ========                          ========


LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
  NOW accounts ...........................   $  2,841         25        1.76%  $  2,746           24       1.75%
  Money market deposit accounts ..........     34,432        761        4.42     35,081          897       5.11
  Passbook accounts ......................     20,414        298        2.92     21,309          311       2.92
  Certificates of deposit ................    241,593      6,548        5.42    222,240        6,484       5.84
                                             --------   --------               --------     --------
    Total deposits .......................    299,280      7,632        5.10    281,376        7,716       5.48
Advance payments by borrowers
  for taxes and insurance ................      4,277         51        2.38      3,897           55       2.82
Borrowings ...............................    158,552      4,496        5.67    127,043        3,776       5.94
                                             --------   --------               --------     --------
    Total interest-bearing liabilities ...    462,109     12,179        5.27    412,316       11,547       5.60
Non-interest bearing deposits
  and liabilities ........................     13,317                            11,581
Shareholders' equity .....................     33,941                            34,119
                                             --------                          --------
    Total liabilities and
      shareholders' equity ...............   $509,367                          $458,016
                                             ========                          ========
Net interest income/interest rate spread..              $  6,265        2.31%               $  5,698       2.16%
                                                        ========     ========               ========    ========
Net earning assets/net interest margin ...   $ 24,812                   2.57%  $ 32,003                    2.56%
                                             ========                ========  ========                 ========

Net interest income before provision for losses on loans increased $568,000 or 10.0% to $6.3 million for the six months ended December 31, 1999 from $5.7 million for the comparable 1998 period. Interest income increased $1.2 million for the six months ended December 31, 1999, partially offset by an increase in interest expense of $632,000. The level of net interest income primarily reflects a 9.6% increase in average interest-earning assets to $486.9 million for the six months ended December 31, 1999 from $444.3 million for the comparable 1998 period and an increase in interest rate spread to 2.31% for the six months ended December 31, 1999 from 2.16% for the comparable 1998 period, offset by a 22.5% decrease in the excess of the Company's average interest-earning assets over average interest-bearing liabilities to $24.8 million for the six months ended December 31, 1999 from $32.0 million for the comparable 1998 period.

INTEREST INCOME

Interest income increased 7.0% to $18.4 million for the six months ended December 31, 1999 from $17.2 million for the comparable 1998 period. The increase in interest income was the result of an increase in average interest-earning assets of 9.6% to $486.9 million for the six months ended December 31, 1999 from $444.3 million for the comparable 1998 period, partially offset by a decrease of 18 basis points in the yield on interest-earning assets to 7.58% for the six months ended December 31, 1999 from 7.76% for the comparable 1998 period. Interest income on loans increased 10.4% to $13.1 million for the six months ended December 31, 1999 from $11.9 million for the comparable 1998 period. The increase was the result of an increase in average gross loans of 14.3% to $321.8 million for the six months ended December 31, 1999 from $281.5 million for the comparable 1998 period, partially offset by a decrease in average yield to 8.15% for the six months ended December 31, 1999 from 8.43% for the comparable 1998 period. Gross loans increased primarily as a result of the Company retaining substantially all of its adjustable and short-term fixed rate loan originations and purchasing more loans in the secondary market. The decrease in yield is attributable to the increase in loans refinanced at lower interest rates in fiscal 1999. Interest income on mortgage-backed securities decreased 52.7% to $298,000 for the six months ended December 31, 1999 from $630,000 for the comparable 1998 period. The decrease was primarily due to a decrease in average balances to $9.5 million for the six months ended December 31, 1999 from $18.7 million for the comparable 1998 and a decrease in average yield to 6.28% for the 1999 period from 6.73% for the 1998 period. Interest income on mortgage-related securities decreased 5.1% to $1.4 million for the six months ended December 31, 1999 from $1.5 million for the comparable 1998 period. The decrease was primarily due to a decrease in average yield to 6.43% for the six months ended December 31, 1999 from 7.23% for the comparable 1998 period, offset by an increase in average balances to $44.5 million for the six months ended December 31, 1999 from $41.7 million for the comparable 1998 period. The decrease in average yield on mortgage-backed securities and mortgage-related securities was primarily due to the adjustment in the adjustable rate securities portion of this portfolio which decreased due to lower interest rates and the accelerated amortization of purchase premiums on mortgage-backed securities due to faster than projected principal repayments during the 1999 period. The decline in average balances of mortgage-backed securities is due to management's decision to increase the securities available-for-sale portfolio. Interest income on investment securities and securities available-for-sale increased 11.2% to $3.4 million for the six months ended December 31, 1999 from $3.0 million for the comparable 1998 period. The increase was primarily due to an increase in average balance to $104.1 million for the six months ended December 31, 1999 from $96.0 million for the 1998 period and an increase in average yield to 6.45% for the 1999 period from 6.29% for the 1998 period. The higher average yield was primarily attributable to the increase in the average maturity of the securities in this portfolio.

INTEREST EXPENSE

Interest expense increased 5.5% to $12.2 million for the six months ended December 31, 1999 from $11.5 million for the comparable 1998 period. The increase was the result of an 12.1% increase in the average amount of interest-bearing liabilities to $462.1 million for the six months ended
December 31, 1999 compared to $412.3 million for the comparable 1998 period, partially offset by a decrease in the average rate paid on interest-bearing liabilities to 5.27% for the 1999 period from 5.60% for the 1998 period. The increased balances of certificates of deposit (including brokered deposits), NOW accounts and borrowings at lower average interest rates was the primary reason for the decrease in the average rate paid on the interest-bearing liabilities for the six months ended December 31, 1999 as compared to the comparable 1999 period. Interest expense on deposits decreased 1.1% to $7.6 million for the six months ended December 31, 1999 from $7.7 million for the comparable 1998 period. The decrease was the result of a decrease in the average rate paid to 5.10% for the six months ended December 31, 1999 from 5.48% for the 1998 period, partially offset by an increase in average balances of 6.4% to $299.3 million for the six months ended December 31, 1999 from $281.4 million for the comparable 1998 period. The increase in deposits was primarily due to an increase of 8.7% in certificates of deposit (including brokered deposits) to $241.6 million for the six months ended December 31, 1999 from $222.3 million for the 1998 period, with a decrease in the average rate paid on such deposits to 5.42% for the 1999 period from 5.84% for the 1998 period. NOW accounts increased 3.5% to $2.8 million for the six months ended December 31, 1999 from $2.7 million for the comparable 1998 period, with an increase in average rate paid to 1.76% for the 1999 period from 1.75% for the 1998 period. The increases in certificates of deposit and NOW accounts were offset by a decrease in money market deposit accounts of 1.9% to $34.4 million for the six months ended December 31, 1999 from $35.1 million for the comparable 1998 period, with a decrease in the average rate paid on such deposits to 4.42% for the 1999 period from 5.11% for the 1998 period and a decrease in passbook accounts of 4.2% to $20.4 million for the six months ended December 31, 1999 from $21.3 million for the comparable 1998 period. Money market deposit accounts decreased primarily due to higher rates offered in the Company's local market during the six months ended December 31, 1999. The Company's increase in certificates of deposit was the result of aggressive marketing and pricing and the use of brokered certificates of deposit. Of the $241.6 million in the average balance of certificates of deposit for the six months ended December 31, 1999, $139.0 million, or 57.5%, represented brokered certificates of deposit compared to $91.5 million, or 41.2%, for the 1998 period. The average rate paid on brokered certificates of deposit decreased to 5.48% for the six months ended December 31, 1999 from 5.85% for the comparable 1998 period. The decrease was primarily due to the longer average maturity of the brokered deposits in the 1998 period. Interest on borrowings (FHLB advances and reverse repurchase agreements) increased 19.1% to $4.5 million for the six months ended December 31, 1999 from $3.8 million for the comparable 1998 period. The increase was primarily due to the increase in average balance to $158.6 for the six months ended December 31, 1999 from $127.0 for the comparable 1998 period, partially offset by a decrease in average rate paid to 5.67% for the six months ended December 31, 1999 from 5.94% for the 1998 period.

PROVISION FOR LOSSES ON LOANS

The provision for losses on loans decreased 14.7% to $290,000 for the six months ended December 31, 1999 from $340,000 for the comparable 1998 period. For a discussion of the factors considered by management in determining the appropriate level of allowance for losses on loans to be established through a provision for losses on loans, see comments under "Provision for Losses on Loans" contained in the section entitled, "Results of Operations - Comparison of the Three Months Ended December 31, 1999 and 1998."

NON-INTEREST INCOME

Non-interest income decreased 33.1% to $794,000 for the six months ended December 31, 1999 from $1.2 million for the comparable 1998 period. The largest component of the decrease was a decrease in gains on the sale of loans to $153,000 for the six months ended December 31, 1999 from $652,000 for the comparable 1998 period. Partially offsetting the decreases in non-interest income was an increase in gains on the sale of securities and mortgage-backed and related securities to $62,000 for the six months ended December 31, 1999 from $35,000 for the comparable 1998 period, an increase in service charges on deposit accounts to $241,000 for the six months ended December 31, 1999 from $234,000 for the comparable 1998, an increase in service charges on loans to $158,000 for the six months ended December 31, 1999 from $135,000 for the comparable 1998 period, an increase in insurance commissions to $50,000 for the six months ended December 31, 1999 from $29,000 for the comparable 1998 period, an increase in other non-interest income to $106,000 for the six months ended December 31, 1999 from $88,000 for the comparable 1998 period and an increase in loan servicing fees to $24,000 for the six months ended December 31, 1999 from $13,000 for the comparable 1998 period. The decrease in gains on the sale of loans reflects the decrease in long-term fixed rate loans sold into the secondary market during the 1999 period as compared to the 1998 period due to the higher level of interest rates that led to a lower level of mortgage loans refinanced in the 1999 period as compared to the 1998 period.

NON-INTEREST EXPENSE

Non-interest expense increased 1.4% to $4.323 million for the six months ended December 31, 1999 from $4.265 million for the comparable 1998 period. The increase was primarily due to an increase in compensation and benefits expense of $30,000 to $2.6 million for the six months ended December 31, 1999 from $2.5 million for the comparable 1998 period, an increase in occupancy and equipment expense of $24,000 to $817,000 for the six months ended December 31, 1999 from $793,000 for the comparable 1998 period, an increase in marketing expense of $38,000 to $202,000 for the six months ended December 31, 1999 from $164,000 for the comparable 1998 period. Partially offsetting the increases in non-interest income was a decrease in other non-interest expense of $40,000 to $664,000 for the six months ended December 31, 1999 from $704,000 for the comparable 1999 period. The increase in compensation and benefits expense primarily relates to higher salary levels in the 1999 period. The increase in marketing expense relates to a new brand development and strategic retail marketing program for the Bank's local market area. The increase in occupancy and equipment expense primarily relates to increased purchases of bank equipment. The decrease in other non-interest income is primarily due to decreases in printing, office supplies, organization dues, legal and other miscellaneous expenses.

IMPACT OF YEAR 2000

The Company addressed a potential problem that faced all users of automated systems including information systems. Many computer systems process transactions based on two digits representing the year of transaction, rather than four digits. These computer systems may not have operated properly when the last two digits become "00", as occurred on January 1, 2000. The problem could have affected a wide variety of automated information systems, such as mainframe applications, personal computers, communication systems, environmental systems and other information systems.

The Company identified areas of operations critical for the delivery of its loan and deposit products. The majority of the Company's applications used in operations were purchased from outside vendors. The vendors providing the software were responsible for maintenance of the systems and modifications to enable uninterrupted usage after December 31, 1999. The Company's plan included obtaining certification of compliance from third parties and testing all of the impacted applications (both internally developed and third party provided). Testing of the system and conversion activities were completed as of June 30, 1999. There were no mission critical systems which were non-compliant. The Company developed and finalized contingency plans for any adverse situations that may have arisen related to Year 2000. The Company's plan also included reviewing any potential risks associated with loan and deposit data base information due to the Year 2000 issue.

The Company has successfully transitioned into the year 2000. All computer systems continue to function as expected and has not affected the ability of the Company to deliver its products and services to date. As always, management continues to monitor computer systems for problems or errors associated with their operation. Based on currently available information, management does not anticipate that the cost to address the Year 2000 issues will have a material adverse impact on the Company's financial position.* Direct expenditures in fiscal year 1999, and for the six months ended December 31, 1999 for the Year 2000 project totaled $37,800 and $13,100, respectively. Direct expenditures included capital expenditures for compliant equipment and software, write-offs of non-compliant equipment and software upgrades. The expenditures were funded by increases in the Company's non-interest expense budget.

The Company also made inquiries and reviewed plans of certain third parties, such as commercial loan customers, where Year 2000 failures could have resulted in a significant adverse impact on the Company. The Company had completed the inquiry and review process and was satisfied the Bank would not be subject to significant adverse impact. Based on information available, the Bank has not experienced any difficulties with third parties related to the Year 2000 issue.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A derivative financial instrument includes futures, forwards, interest rate swaps, option contracts, and other financial instruments with similar characteristics. The Company currently does not enter into futures, forwards, swaps or options but has decided to purchase interest rate caps to manage the interest rate risk on the Company's short-term wholesale certificates of deposit. The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist primarily of commitments to extend credit. These instruments involve to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and may require collateral from the borrower if deemed necessary by the Company.

The information required herein pursuant to Item 305 of Regulation S-K is incorporated by reference in sections entitled "Liquidity and Capital Resources" from pages 14 to 16 and "Asset/Liability Management" from pages 18 to 19 hereof.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5.  OTHER INFORMATION

         On January 24, 2000, the Company announced it had declared a dividend of $0.05 per share on the common stock of the Company. The dividend will be payable on February 24, 2000 to shareholders of record as of February 10, 2000.

         On February 1, 2000, the Company announced it had adopted a share repurchase program for its common stock to purchase up to 5%, or approximately 135,000 shares. The repurchased shares will become treasury shares and will be used for general corporate purposes. As of February 11, 2000, the Company had purchased 48,700 shares of common stock pursuant to the repurchase program and has the ability to repurchase approximately 86,300 additional shares.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Exhibits:

            11 Computation of Earnings per Share - See Note 2 to the unaudited Consolidated Financial Statements

            27   Financial Data Schedule

         No reports on Form 8-K were filed during the quarter for which this report was filed.

           * * * * * * * * * * * * * * * * * * * * * * * * * * * * *

                                   SIGNATURES
                                   ----------


Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             Hallmark Capital Corp.
                             ----------------------
                                  (Registrant)



Date:  February 11, 2000     /s/    James D. Smessaert
                             -------------------------
                             James D. Smessaert
                             Chairman of the Board
                             Chief Executive Officer



Date: February 11, 2000      /s/    Arthur E. Thompson
                             -------------------------
                             Arthur E. Thompson
                             Chief  Financial Officer

                                  EXHIBIT INDEX
                                  -------------




Exhibit No.                       Description
-----------                       -----------

     27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.