Form 10-Q
period 2000-03-31
HALLMARK CAPITAL CORP
filed 2000-05-15
CIK 910522

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter Ended March 31, 2000               Commission File Number 0-22224
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

                         (1)  Yes  [X]             No  [ ]
                         (2)  Yes  [X]             No  [ ]

The number of shares outstanding of the issuer's common stock, par value $1.00 per share, was 2,563,241 at May 12, 2000, the latest practicable date.

                      HALLMARK CAPITAL CORP. AND SUBSIDIARY
                                    FORM 10-Q



Part I.  Financial Information

         Item 1.  Financial Statements (unaudited):


                  Consolidated Statements of Financial Condition
                     as of March 31, 2000 and June 30, 1999 (unaudited)...................................       1

                  Consolidated Statements of Income for the Three and Nine Months
                     ended March 31, 2000 and 1999 (unaudited)............................................       2

                  Consolidated Statements of Shareholders' Equity for the Nine
                     Months ended March 31, 2000 and 1999 (unaudited).....................................       3

                  Consolidated Statements of Cash Flows for the Nine Months
                     ended March 31, 2000 and 1999 (unaudited)............................................       4

                  Notes to Consolidated Financial Statements (unaudited)..................................       6


         Item 2.  Management's Discussion and Analysis of Financial Condition
                     and Results of Operations............................................................      13


         Item 3.  Quantitative and Qualitative Disclosure About Market Risk...............................      31


Part II. Other Information

         Item 1.  Legal Proceedings.......................................................................      32

         Item 2.  Changes in Securities and Use of Proceeds...............................................      32

         Item 3.  Defaults Upon Senior Securities.........................................................      32

         Item 4.  Submission of Matters to a Vote of Security Holders.....................................      32

         Item 5.  Other Information.......................................................................      32

         Item 6.  Exhibits and Reports on Form 8-K........................................................      32

                  Signature Page..........................................................................      33

                      HALLMARK CAPITAL CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    (Dollars in thousands, except share data)
                                   (Unaudited)

                                                                                 MARCH 31,          JUNE 30,
                                                                                   2000              1999
                                                                           --------------------   ------------
ASSETS

Cash and non-interest bearing deposits.....................................        $2,731                $3,582
Interest-bearing deposits..................................................         7,755                 5,017
                                                                                 --------              --------
Cash and cash equivalents..................................................        10,486                 8,599

Securities available-for-sale (at fair value):
  Investment securities....................................................        38,252                44,902
  Mortgage-backed and related securities...................................        39,828                55,566
Securities held-to-maturity:
  Mortgage-backed and related securities (fair value -
   $15,233 at March 31, 2000; $54,854 at June 30, 1999)....................        15,627                54,618
Loans held for sale, at lower of cost or market............................        13,775                 6,437
Loans receivable, net......................................................       374,735               281,120
Investment  in Federal Home Loan Bank stock, at cost.......................         7,627                 6,527
Foreclosed properties, net.................................................           960                   621
Office properties and equipment............................................         5,533                 5,771
Prepaid expenses and other assets..........................................         7,302                 5,498
                                                                                 --------              --------
          Total assets.....................................................      $514,125              $469,659
                                                                                 ========              ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Deposits.................................................................      $331,796              $288,714
  Notes payable and other borrowings.......................................       141,784               129,519
  Advance payments by borrowers for taxes and insurance....................         1,993                 3,225
  Accrued interest on deposit accounts and other borrowings................         3,808                 2,006
  Accrued expenses and other liabilities...................................         1,979                11,699
                                                                                 --------              --------
          Total liabilities................................................      $481,360              $435,163

Shareholders' Equity:
  Preferred stock, $1.00 par value; authorized 2,000,000 shares;
    none outstanding.......................................................             -                     -
  Common stock, $1.00 par value; authorized 6,000,000 shares;
    issued 3,162,500 shares; outstanding 2,563,241 shares at
    March 31, 2000 and 2,839,941 shares at June 30, 1999...................         3,162                 3,162
  Additional paid-in capital...............................................        10,141                 9,937
  Unearned ESOP compensation...............................................          (315)                 (405)
  Unearned restricted stock awards.........................................           (74)                  (78)
  Accumulated other comprehensive loss.....................................        (2,090)               (1,089)
  Treasury stock, at cost: 599,259 shares at March 31, 2000
    and 322,559 shares at June 30, 1999....................................        (5,824)               (2,796)
  Retained earnings, substantially restricted..............................        27,765                25,765
                                                                                 --------              --------
          Total shareholders' equity.......................................      $ 32,765              $ 34,496
                                                                                 --------              --------
          Total liabilities and shareholders' equity.......................      $514,125              $469,659
                                                                                 ========              ========


     See accompanying Notes to Consolidated Financial Statements (unaudited)

                      HALLMARK CAPITAL CORP. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in thousands, except for per share data)
                                   (Unaudited)


                                                                             Three Months Ended       Nine Months Ended
                                                                                    March 31,            March 31,
                                                                            ---------------------  ---------------------
                                                                               2000      1999          2000     1999
                                                                            --------- -----------  ---------- ----------
INTEREST INCOME:
     Loans receivable..................................................       $7,600    $5,954       $20,707     $17,825
     Securities and interest-bearing deposits..........................        1,411     1,923         4,507       6,102
     Mortgage-backed and related securities............................        1,005       924         3,246       2,119
                                                                            --------   -------      --------    --------
               Total interest income...................................       10,016     8,801        28,460      26,046

INTEREST EXPENSE:
     Deposits..........................................................        4,578     3,970        12,210      11,686
     Advance payments by borrowers for taxes and insurance.............            6         5            57          60
     Notes payable and other borrowings................................        2,305     1,874         6,801       5,650
                                                                            --------   -------    ----------   ---------
               Total interest expense..................................        6,889     5,849        19,068      17,396
                                                                            --------   -------     ---------    --------
     Net interest income...............................................        3,127     2,952         9,392       8,650
     Provision for losses on loans.....................................          337       140           627         480
                                                                            --------   -------      --------    --------
     Net interest income after provision for losses on loans...........        2,790     2,812         8,765       8,170

NON-INTEREST INCOME:
     Service charges on loans..........................................           77       127           235         262
     Service charges on deposit accounts...............................          106       107           347         341
     Loan servicing fees, net..........................................           12         7            36          20
     Insurance commissions.............................................           36        31            86          60
     Gain (loss) on sale of securities and
         mortgage-backed and related securities, net...................          (14)        -            48          35
     Gain (loss) on loans held for sale................................         (189)      180           (35)        832
     Other income......................................................           60       121           166         209
                                                                            --------   -------      --------    --------
               Total non-interest income...............................           88       573           883       1,759

NON-INTEREST EXPENSE:
     Compensation and benefits.........................................        1,169     1,363         3,721       3,885
     Marketing.........................................................           87        96           289         260
     Occupancy and equipment...........................................          347       449         1,164       1,242
     Deposit insurance premiums........................................           17        45           105         127
     Other non-interest expense........................................          425       374         1,089       1,078
                                                                            --------   -------      --------    --------
               Total non-interest expense..............................        2,045     2,327         6,368       6,592
                                                                            --------   -------      --------    --------
     Income before income taxes........................................          833     1,058         3,280       3,337
     Income taxes......................................................          229       340         1,011       1,112
                                                                            --------   -------      --------    --------
          Net income...................................................     $    604   $   718       $ 2,269     $ 2,225
                                                                            ========   =======       =======     =======
          Earnings per share - (basic) ................................     $   0.24   $  0.26      $   0.88    $   0.80
                                                                            ========   =======      ========    ========
          Earnings per share - (diluted) ..............................     $   0.23   $  0.25      $   0.85    $   0.78
                                                                            ========   =======      ========    ========




     See accompanying Notes to Consolidated Financial Statements (unaudited)

                      HALLMARK CAPITAL CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (Dollars in thousands)
                                   (Unaudited)

                                                              Additional     Unearned     Unearned
                                                     Common    Paid-In        ESOP      Restricted
                                                      Stock     Capital    Compensation    Stock
                                                     -------   ---------   ------------ -----------
NINE MONTHS ENDED MARCH 31, 2000
Balance at June 30, 1999 ..........................   $ 3,162    $ 9,937    ($ 405)      ($ 78)

Net income ........................................       --         --         --          --
Accumulated other comprehensive income:
    Unrealized holding loss arising during period .       --         --         --          --
     Re-classification adjustment for gains
    realized in income ............................       --         --         --          --
     Income tax effect ............................       --         --         --          --

Comprehensive income ..............................       --         --         --          --
Cash Dividends ($.05 per share) ...................       --         --         --          --
Amortization of unearned ESOP and
  restricted stock award compensation .............       --         204         90           4
Purchase of treasury stock (276,700 shares) .......       --         --         --          --
                                                      --------   --------   --------    --------

Balance at March 31, 2000 .........................    $ 3,162    $10,141    ($ 315)      ($ 74)
                                                      ========   ========   ========    ========

NINE MONTHS ENDED MARCH 31, 1999
Balance at June 30, 1998 ..........................    $ 3,162    $ 9,512    ($ 532)      ($124)

Net income ........................................       --         --         --          --
Accumulated other comprehensive income:
    Unrealized holding gain arising during period .       --         --         --          --
     Re-classification adjustment for gains
    realized in income ............................       --         --         --          --
     Income tax effect ............................       --         --         --          --

Comprehensive income ..............................       --         --         --          --
Amortization of unearned ESOP and
  restricted stock award compensation .............       --          206         81          44
Purchase of treasury stock (70,900 shares) ........       --         --         --          --
Exercise of stock options (38,624 shares) .........       --          113       --          --
                                                      --------   --------   --------    --------

Balance at March 31, 1999 .........................    $ 3,162    $ 9,831     ($ 451)      ($ 80)
                                                      ========   ========   ========    ========


                                                                             Accumulated
                                                                                Other          Total
                                                       Retained   Treasury  Comprehensive  Shareholders'
                                                       Earnings     Stock       loss          Equity
                                                     -----------  --------  -------------  -------------
NINE MONTHS ENDED MARCH 31, 2000
Balance at June 30, 1999 ..........................   $25,765     ($2,796)   ($ 1,089)    $34,496

Net income ........................................     2,269        --          --         2,269
Accumulated other comprehensive income:
    Unrealized holding loss arising during period .      --          --        (1,554)     (1,554)
     Re-classification adjustment for gains
    realized in income ............................      --          --           (48)        (48)
     Income tax effect ............................      --          --           601         601
                                                                                         --------
Comprehensive income ..............................      --          --          --        (1,001)
Cash Dividends ($.05 per share) ...................      (269)       --          --          (269)
Amortization of unearned ESOP and
  restricted stock award compensation .............      --          --          --           298
Purchase of treasury stock (276,700 shares) .......      --        (3,028)       --        (3,028)
                                                     --------    --------    --------    --------

Balance at March 31, 2000 .........................   $27,765     ($5,824)    ($2,090)    $32,765
                                                     ========    ========    ========    ========

NINE MONTHS ENDED MARCH 31, 1999
Balance at June 30, 1998 ..........................   $22,847     ($1,385)     ($  27)    $33,453

Net income ........................................     2,225        --          --         2,225
Accumulated other comprehensive income:
    Unrealized holding gain arising during period .      --          --          (104)       (104)
     Re-classification adjustment for gains
    realized in income ............................      --          --           (35)        (35)
     Income tax effect ............................      --          --            14          14
                                                                                         --------
Comprehensive income ..............................      --          --          --         2,072
Amortization of unearned ESOP and
  restricted stock award compensation .............      --          --          --           331
Purchase of treasury stock (70,900 shares) ........      --          (898)       --          (898)
Exercise of stock options (38,624 shares) .........      (124)        285        --           274
                                                     --------    --------    --------    --------

Balance at March 31, 1999 .........................   $24,948    ($1,998)      ($ 152)    $35,260
                                                     ========    ========    ========    ========



     See accompanying Notes to Consolidated Financial Statements (unaudited)

                      HALLMARK CAPITAL CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                         NINE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                ----------------------------------
                                                                                     2000                   1999
                                                                                --------------          ----------
                                                                                          (IN THOUSANDS)
OPERATING ACTIVITIES
Net Income..................................................................     $  2,269                $  2,225
Adjustments to reconcile net income to cash
provided by (used in) operating activities:
  Provision for losses on loans.............................................          627                     480
  Provision for depreciation and amortization...............................          562                     328
  Net gain on sales of investments and
    mortgage-backed and related securities..................................          (48)                    (35)
  Proceeds from the sale of trading securities..............................       24,107                       -
  Net gain (loss) on loans held for sale....................................           35                    (832)
  Amortization of unearned ESOP and restricted stock awards.................          298                     331
  Loans originated for sale.................................................      (15,976)                (49,319)
  Sales of loans originated for sale........................................        8,422                  46,376
  Increase in prepaid expenses and other assets.............................       (1,804)                 (1,158)
  Decrease in payables for investments purchased...........................        (9,909)                 (9,858)
  Increase in accrued expenses and other liabilities........................        1,991                     152
  Other adjustments.........................................................          940                    (366)
                                                                                 --------               ---------
Net cash provided by (used in) operating activities.........................       11,514                 (11,676)
                                                                                 --------               ---------

INVESTING ACTIVITIES
Proceeds from the sale of securities available-for-sale.....................       46,602                   5,535
Proceeds from the maturity of securities available-for-sale.................        4,160                   8,150
Purchases of securities available-for-sale..................................      (34,737)               (103,130)
Proceeds from maturities of securities held-to-maturity.....................            -                     572
Purchases of mortgage-backed and related securities.........................       (8,096)                (10,320)
Principal collected on mortgage-backed and related securities...............       27,595                  74,895
Net increase in loans receivable............................................      (95,719)                 (2,967)
Proceeds from sales of foreclosed properties................................          980                      11
Purchase of Federal Home Loan Bank stock....................................       (1,100)                   (899)
Purchases of office properties and equipment, net...........................         (130)                   (439)
                                                                                 --------               ---------
Net cash used in investing activities.......................................      (60,445)                (28,592)
                                                                                 --------               ---------

FINANCING ACTIVITIES
Net increase in deposits....................................................       43,082                  36,236
Proceeds from long-term notes payable to Federal Home Loan Bank.............       95,000                  25,000
Repayment of long-term notes payable to Federal Home Loan Bank..............      (81,500)                (13,000)
Net increase in short-term notes payable and other borrowings...............       (1,235)                      -
Exercise of stock options...................................................            -                     274
Purchase of treasury stock..................................................       (3,028)                   (898)
Cash dividends..............................................................         (269)                      -
Net increase in advance payments by borrowers for
  taxes and insurance.......................................................       (1,232)                 (1,513)
                                                                                 --------               ---------
Net cash provided by financing activities...................................       50,818                  46,099
                                                                                 --------               ---------
Increase in cash and cash equivalents.......................................        1,887                   5,831
Cash and cash equivalents at beginning of period............................        8,599                   8,184
                                                                                 --------               ---------
Cash and cash equivalents at end of period..................................      $10,486                 $14,015
                                                                                 ========                 =======

     See accompanying Notes to Consolidated Financial Statements (unaudited)

                      HALLMARK CAPITAL CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                         NINE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                   ---------------------------
                                                                                        2000           1999
                                                                                   -----------     -----------
                                                                                            (IN THOUSANDS)

Supplemental disclosures of cash flow information:

Interest paid (including amounts credited to deposit accounts) ..............       $17,286           $11,234

Income taxes paid ...........................................................          $754              $844


Non-cash transactions:

Loans transferred to foreclosed properties...................................        $1,319                 -

Securities and mortgage-backed securities reclassified to
  trading and securities available-for-sale..................................       $37,803                 -




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

The results of operations and other data for the three and nine months ended March 31, 2000 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2000.

The unaudited consolidated financial statements include the accounts of Hallmark Capital Corp. (the "Company") and its wholly-owned subsidiary, West Allis Savings Bank and subsidiaries (the "Bank") as of and for the three and nine months ended March 31, 2000. All material intercompany accounts and transactions have been eliminated in consolidation.



(2)  STOCK BENEFITS AND INCENTIVE PLANS

At March 31, 2000, the Company has reserved 375,642 shares of common stock for a non-qualified stock option plan for employees and directors. With respect to options, which have not been granted, the option exercise price cannot be less than the fair market value of the underlying common stock as of the date of option grant, and the maximum term cannot exceed ten years. At March 31, 2000 there were 279,480 shares outstanding. No options were exercised, cancelled or granted during the nine months ended March 31, 2000.



(3)  EARNINGS PER SHARE

Basic earnings per share of common stock for the three and nine months ended March 31, 2000 and March 31, 1999 have been computed by dividing net income for the period by the weighted average number of shares of common stock reduced by ungranted restricted stock and uncommitted ESOP shares. Diluted earnings per share is calculated by dividing net income by the sum of the weighted average shares used in the basic earnings per share calculation plus the effect of dilutive stock options. The effect of dilutive stock options is calculated using the treasury stock method. The computation of earnings per share is as follows:

(3)  EARNINGS PER SHARE (CONT.)


                                                            For the Three Months              For the Three Months
                                                            Ended March 31, 2000              Ended March 31, 1999
                                                         ---------------------------      -------------------------
                                                            Basic          Diluted           Basic          Diluted
                                                         -----------   -------------      -----------    ----------
Weighted average common shares outstanding...........    2,627,682       2,627,682        2,881,965       2,881,965
Ungranted restricted stock...........................      (18,462)        (18,462)         (18,462)        (18,462)
Uncommitted ESOP shares..............................      (94,875)        (94,875)        (120,175)       (120,175)
Common stock equivalents due to
   dilutive effect of stock options..................           --          69,632               --          87,692
                                                         ---------     -----------        ---------      ----------

Total weighted average common shares
        and equivalents outstanding..................    2,514,345       2,583,977        2,743,328       2,831,020
                                                         =========     ===========        =========      ==========
        Net income for period........................     $604,000        $604,000         $718,000        $718,000
        Earnings per share...........................        $0.24           $0.23            $0.26           $0.25
                                                         =========     ===========        =========      ==========



                                                            For the Nine Months               For the Nine Months
                                                            Ended March 31, 2000              Ended March 31, 1999
                                                         --------------------------        ------------------------
                                                            Basic         Diluted            Basic        Diluted
                                                         -----------   ------------       -----------   -----------
     Weighted average common shares outstanding......    2,706,019       2,706,019        2,907,363       2,907,363
     Ungranted restricted stock......................      (18,462)        (18,462)         (18,462)        (18,462)
     Uncommitted ESOP shares.........................      (94,875)        (94,875)        (120,175)       (120,175)
     Common stock equivalents due to
        dilutive effect of stock options.............           --          75,844               --          95,345
                                                         ---------       ---------        ---------       ---------

     Total weighted average common shares
        and equivalents outstanding..................    2,592,682       2,668,526        2,768,726       2,864,071
                                                         =========       =========        =========       =========
        Net income for period........................   $2,269,000      $2,269,000       $2,225,000      $2,225,000
        Earnings per share...........................        $0.88           $0.85            $0.80           $0.78
                                                         =========       =========        =========       =========


(4)  COMMITMENTS AND CONTINGENCIES

Commitments to originate mortgage loans of $6.3 million at March 31, 2000 represent amounts which the Bank expects to fund during the quarter ending June 30, 2000. There were no commitments to sell fixed-rate mortgage loans at March 31, 2000. The Bank had unissued credit under existing home equity line-of-credit loans and credit card lines of $12.2 million and $6.2 million, respectively, as of March 31, 2000. Also, the Bank had unused credit under existing commercial line-of-credit loans of $8.0 million at March 31, 2000. The Bank had no commitments to purchase fixed-rate mortgage related securities as of March 31, 2000.


(5)  REGULATORY CAPITAL ANALYSIS

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory -- and possibly additional discretionary -- actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt and corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification also are subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). As of March 31, 2000, Management believes that the Bank meets all capital adequacy requirements to which it is subject.

As of March 31, 2000, the Bank is well capitalized as defined by regulatory standards. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank's category.

The Bank's actual capital amounts and ratios are presented in the tables below.


                                                                                          TO BE WELL CAPITALIZED
                                                                      FOR CAPITAL         UNDER PROMPT CORRECTIVE
                                                 ACTUAL            ADEQUACY PURPOSES         ACTION PROVISIONS
                                            -----------------     ------------------      -----------------------
                                             AMOUNT     RATIO      AMOUNT      RATIO        AMOUNT        RATIO
                                            --------  -------     --------    ------      ---------     ---------
                                                                (DOLLARS IN THOUSANDS)
As of March 31, 2000:
   Tier I Capital Leverage
     (to Average Assets):
     Consolidated........................   $34,096    6.37%       $16,062      3.00%           N/A         N/A
     West Allis Savings Bank.............    32,708    6.12         16,037      3.00         26,728         5.00
   Tier I Capital (to Risk-Weighted Assets):
     Consolidated........................    34,096    9.97         13,673      4.00            N/A         N/A
     West Allis Savings Bank.............    32,708    9.53         13,734      4.00         20,601         6.00
   Total Capital (to Risk-Weighted Assets):
     Consolidated........................    37,305   10.91         27,347      8.00            N/A         N/A
     West Allis Savings Bank.............    35,917   10.46         27,468      8.00         34,336        10.00


As a state-chartered savings bank, the Bank also is subject to a minimum regulatory capital requirement of the State of Wisconsin. At March 31, 2000, on a fully-phased-in basis of 6.0%, the Bank had actual capital of $34,545,000 with a required amount of $31,095,000, for excess capital of $3,450,000. There is no requirement to calculate the amount to be well capitalized under prompt corrective action provisions on a consolidated basis.

(6)  LOANS RECEIVABLE

Loans receivable are summarized as follows:

                                                              MARCH 31,                 JUNE 30,
                                                                 2000                    1999
                                                       --------------------      -------------------
                                                                       (IN THOUSANDS)
                                                                                                          Increase
                                                         Amount     Percent      Amount      Percent     (Decrease)
                                                       ---------    -------     ---------    -------     ----------
Real estate mortgage loans:
    Residential one-to-four family...................   $182,606      46.0%      $147,960      49.5%       $34,646
    Home equity......................................     20,864       5.3%        20,457       6.8%           407
    Residential multi-family.........................     44,233      11.1%        36,320      12.2%         7,913
    Commercial real estate...........................     70,158      17.7%        42,366      14.2%        27,792
    Residential construction.........................     19,758       5.0%        12,673       4.2%         7,085
    Other construction and land......................     27,274       6.9%        17,056       5.7%        10,218
                                                       ---------    -------    ----------    -------    ----------
         Total real estate mortgage loans............    364,893      92.0%       276,832      92.6%        88,061

Consumer-related loans:
    Automobile.......................................        299       0.1%           444       0.2%          (145)
    Credit card......................................      2,243       0.6%         2,372       0.8%          (129)
    Other consumer loans.............................        908       0.2%         1,030       0.3%          (122)
                                                       ---------    -------    ----------    -------    ----------
         Total consumer-related loans................      3,450       0.9%         3,846       1.3%          (396)
                                                       ---------    -------    ----------    -------    ----------

Commercial loans.....................................     28,170       7.1%        18,254       6.1%         9,916
                                                       ---------   --------    ----------   --------      --------
         Gross loans.................................    396,513     100.0%       298,932     100.0%        97,581

Accrued interest receivable..........................      2,119                    1,664

Less:
    Undisbursed portion of loan proceeds.............    (19,871)                 (16,279)
    Deferred loan fees...............................       (651)                    (490)
    Deferred interest on sale of REO.................        (61)                      --
    Deferred gain on sale of REO.....................        (13)                      --
    Unearned interest................................        (92)                     (59)
    Allowances for loan losses.......................     (3,209)                  (2,648)
                                                       ---------               ----------
                                                        $374,735                 $281,120
                                                       =========               ==========

Loans serviced for investors totaled $44.3 million and $29.2 million at March 31, 2000 and June 30, 1999, respectively.

(7)  NOTES PAYABLE AND OTHER BORROWINGS

Notes payable and other borrowings are summarized as follows (dollars in thousands):


                                               MARCH 31, 2000                       JUNE 30, 1999
                                         ------------------------------    ----------------------------
                                                         WEIGHTED                             WEIGHTED
                                                          AVERAGE                              AVERAGE
                             MATURITY      AMOUNT          RATE               AMOUNT             RATE
                             --------    ---------       --------------    -----------        ---------
Advances from
  Federal Home Loan Bank       1999       $     --           --%              $  7,000          6.55%
                               2000         10,002         6.33                 27,002          5.98
                               2001          3,000         5.91                  3,000          5.91
                               2002          5,000         6.43                 28,500          5.61
                               2003          3,042         5.60                  8,042          5.13
                               2004         65,000         5.55                  5,000          6.32
                               2005         35,000         6.03                  5,000          5.33
                               2007          6,500         6.52                  6,500          6.52
                               2008          5,000         4.35                 30,000          4.79
                                          --------                            --------
                                          $132,544         5.78%              $120,044          5.59%
                                                           =====                                =====

Securities sold under
  Agreements to repurchase     1999       $     --           --%              $  9,475          5.25%
                               2004          9,240         5.69                     --            --
                                          --------                            --------
                                          $  9,240         5.69%              $  9,475          5.25%
                                          --------         =====              --------          =====
                                          $141,784                           $ 129,519
                                          ========                           =========



FHLB advances totaled $132.5 million, or 93.5%, and $120.0 million, or 92.7%, of total borrowings at March 31, 2000 and June 30, 1999, respectively. Certain advances are callable by the FHLB, advances callable within one year amount to $85.0 million and $50.5 million at March 31, 2000 and June 30, 1999, respectively. The Company is required to maintain as collateral unencumbered one-to-four family mortgage loans in its portfolio such that the outstanding balance of FHLB advances does not exceed 60% of the book value of this collateral. The Company had delivered mortgage-backed securities with a carrying value of $37.1 million and $51.9 million at March 31, 2000 and June 30, 1999, respectively. In addition, all FHLB advances are collateralized by all Federal Home Loan Bank stock and are subject to prepayment penalties. The Company's unused advance line with the Federal Home Loan Bank was $5.3 million based upon collateral pledged at March 31, 2000. FHLB variable rate term borrowings consist of $5.0 million tied to the one-month LIBOR index.

The Company enters into sales of mortgage-backed securities with agreements to repurchase identical securities (reverse repurchase agreements) and substantially identical securities (dollar reverse repurchase agreements). These transactions are treated as financings with the obligations to repurchase securities reflected as a liability. The dollar amount of securities underlying the agreements remains in the asset accounts. The securities underlying the agreements are delivered to the counterparty's account. Securities sold under agreements to repurchase were $9.2 million and $9.5 million at March 31, 2000 and June 30, 1999, respectively.

(8)  EMPLOYEE STOCK OWNERSHIP PLAN

The Company has an employee stock ownership plan (ESOP) covering all full-time employees of the Company who have attained age 21 and completed one year of service during which they work at least 1,000 hours. The ESOP initially borrowed $1.0 million from the Company and purchased 253,000 common shares issued in connection with the Bank's conversion from mutual to stock form in 1993 (Conversion). The debt bears a variable interest rate based on the borrower's prime lending rate which was 9.0% at March 31, 2000. The balance of this loan was $404,800 and $506,000 at March 31, 2000 and 1999, respectively. The Bank makes annual contributions to the ESOP equal to the ESOP's debt service. All dividends received by the ESOP are paid to the ESOP cash accounts. As the debt is repaid, shares are released from collateral and allocated to active employees, based on the proportion of debt service paid in the year. The Company accounts for its ESOP in accordance with Statement of Position 93-6. Accordingly, the debt of the ESOP is recorded as debt and the shares pledged as collateral are reported as unearned ESOP shares in the statement of financial position. As the shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares. The excess of the current market price of shares released over the cost of those shares is credited to additional paid-in-capital. As shares are released, they become outstanding for earnings-per-share computations. Dividends on allocated ESOP shares are recorded as a reduction of shareholders' equity; dividends on unallocated ESOP shares are recorded as compensation expense. ESOP compensation expense for the nine months ended March 31, 2000 and 1999 was $306,000 and $288,000, respectively.

The following is a summary of ESOP shares at March 31, 2000 and 1999:

                                                                              Shares
                                                                     -------------------------
                                                                       2000            1999
                                                                     --------       ----------

Allocated shares..............................................        138,931          121,792
Unreleased shares.............................................         83,309          107,441
                                                                     --------       ----------
Total ESOP shares.............................................        222,240          229,233
                                                                     ========       ==========

Fair value of unreleased shares at March 31,..................       $781,000       $1,142,000
                                                                     ========       ==========

(9)  ACCOUNTING FOR DERIVATIVE INVESTMENTS AND HEDGING ACTIVITIES

Effective January 1, 2000, the Company adopted Financial Accounting Standards Board Statement No. 133 Accounting for Derivative Instruments and Hedging Activities. As permitted by The Statement, the Company transferred held-to-maturity mortgage-backed and related securities with a carrying value of $37,803,000 to trading securities ($24,320,000) and to securities available-for-sale ($13,483,000). At the time of transfer there was an unrealized gain on the trading securities of $16,000 and an unrealized gain on the securities available-for-sale of $60,000. The unrealized gains are included in the loss on sale of securities and mortgage-backed and related securities in the Consolidated Statements of Income for the trading securities and in Other Comprehensive Income-Unrealized Holding Loss in the quarter ended March 31, 2000 and are not presented as a cumulative effect of an accounting change due to their immateriality to net income and comprehensive net income for the period.

During the quarter ended March 31, 2000, the Company entered into interest rate caps with a notional amount of $75.0 million with maturity dates ranging from June 14, 2001 to January 3, 2002. The interest rate caps are carried at fair market value of $269,000 in the Consolidated Statement of Financial Condition at March 31, 2000. The difference between the cost of the caps of $340,000 and the fair market value is included in expense for the quarter. At March 31, 2000, the Company designated these caps as a cash flow hedge of the interest rate risk on short-term wholesale certificates of deposit which renew every 90 days and are indexed to the 3-month LIBOR. The caps are tied to the 3-month LIBOR interest rate with a 7% strike rate. Cash payments will be received by the Company if the 3-month LIBOR exceeds 7%.

The Company formally documents all relationships between hedging instruments and hedged items as well as its risk-management objective and strategy for undertaking the hedge transaction. This process includes linking derivatives that are designated as fair value or cash flow hedges to specific recorded assets or liabilities or to firm commitments on forecasted transactions.

The Company formally assesses at inception and on an ongoing basis, whether derivatives that are used in hedging transactions have been highly effective in offsetting fair values or cash flows of hedged items and whether they are expected to continue to be highly effective in the future.

If at any time the Company determined that the hedge was no longer highly effective, or if the hedged forecasted transactions were not executed, hedge accounting would be discontinued and the derivative instrument would continue to be marked to its fair value with gains or losses recognized in non-interest income. The change in fair value of derivative instruments designated as cash flow hedges will be recognized in other comprehensive income in future periods and the changes in the fair value of derivative instruments designated as fair value hedges will be recognized in non-interest income or expense.

At March 31, 2000, the interest rate caps are the only derivative instruments used by the Company to manage interest rate risk. The Company's derivative activities are monitored by its Asset Liability Committee as part of that Committee's oversight of risk management and asset/liability functions.

                      HALLMARK CAPITAL CORP. AND SUBSIDIARY

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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

GENERAL

The Company's primary strategy since the Conversion has been to focus on effectively utilizing the capital acquired in the Conversion through asset growth and asset portfolio diversification into higher-yielding assets. This strategy resulted in an increase in the Company's asset size from $179.6 million at June 30, 1994 to $514.1 million at March 31, 2000. The Company's asset growth has come primarily through (i) the origination and purchase of mortgage loans (principally loans secured by one-to-four family owner-occupied homes) within and outside of the Company's primary lending area, (ii) the purchase of mortgage-backed and related securities, and (iii) the origination and purchase of commercial real-estate and business loans within and outside of the Company's primary lending area. This asset growth was funded through significant increases in Federal Home Loan Bank ("FHLB") advances and other borrowings, and increases in deposits consisting primarily of brokered and non-brokered wholesale deposits.

The Company's asset portfolio diversification has been, and continues to be, achieved by altering the composition of loans and securities originated, purchased, sold and held in the total asset portfolio. In particular, the Company has primarily focused on originating and purchasing higher-yielding multi-family, commercial real estate and commercial business loans secured by properties or assets located within the Company's primary lending area (as defined herein), to either replace or supplement lower-yielding one-to-four family mortgage loans and principal run-off from the mortgage securities portfolio.* As part of its asset portfolio diversification strategy, the Company established a new commercial lending division in fiscal 1997 to originate commercial/industrial real estate term loans, construction loans, equipment leasing, inventory/equipment/receivables financing, lines of credit, letters of credit and government loan programs both within and outside of the Company's primary lending area. In fiscal 2000, the Company intends to continue its asset portfolio diversification strategy while maintaining a steady rate of growth of its asset base. The Company does not expect significant asset growth during the last quarter of fiscal year 2000.*

In fiscal 2000, the Company's business strategy is to continue its focus on increasing net interest income and generating additional non-interest income from existing and new revenue sources.* In order to increase net interest income, the Company intends to continue to utilize its asset portfolio diversification strategy of selling lower-yielding assets such as securities and one-to-four family mortgage loans that conform to Federal Home Loan Mortgage Corporation ("FHLMC") and Federal National Mortgage Association ("Fannie Mae") guidelines in the secondary market to provide liquidity to fund higher-yielding one-to-four family non-conforming mortgage, multi-family, commercial real estate and commercial business loan originations and purchases, increase non-interest income and maintain adequate levels of capital.* The Company anticipates that increased sales of one-to-four family conforming mortgage loans will decrease the proportion of the gross loan portfolio represented by such loans and will increase non-interest income as a result of increased gains on the sales of such loans.*

Portfolio diversification in fiscal 2000 also will include an increased level of purchases of loans or participation interests in loans originated by other lenders both within and outside the Company's primary lending area.* Loans purchased, or participation interests purchased, which relate to properties or business assets located outside of the Company's primary lending area will primarily consist of higher-yielding non-conforming one-to-four family, multi-family, commercial real estate, multi-family construction, commercial real estate construction and commercial business loans.* Loan purchases of $85.6 million contributed to the asset growth during the nine months ended March 31, 2000. The loans purchased were higher yielding, non-conforming one-to-four family, multi-family, land, commercial real estate and commercial loans. Of the $85.6 million in non-conforming higher yielding loans purchased for the Company's portfolio during the nine month period ended March 31, 2000, $33.4 million were one-to-four family loans and $34.8 million were commercial real estate loans, none of which conformed to FHMLC and Fannie Mae secondary market guidelines. Such loans are secured by properties located primarily in the midwest region of the country, outside of the Company's primary lending area.

In fiscal 2000, the Company projects total loan and participation interest purchases which relate to residential and commercial properties or business assets to be approximately $100 million compared to $56.9 million in fiscal 1999.* The Company anticipates that approximately $50 million of such amount will relate to one-to-four family non-conforming mortgage loans secured by properties located outside of the Company's primary lending area and the balance (approximately $40 million) will relate to the purchase of multi-family, multi-family construction, commercial real estate, commercial construction and commercial business loans secured by properties and assets located both inside and outside its primary lending area.* In deciding whether or not to purchase a loan or participation interest in a loan secured by properties or business assets located outside of the Company's primary lending area, management of the Company has applied, and will continue to apply, underwriting guidelines at least as strict as those applicable to the origination of similar loans within its primary lending area.*

In fiscal 2000, the Company will evaluate opportunities to purchase one-to-four family mortgage loans which conform to FHMLC and Fannie Mae underwriting guidelines and non-conforming portfolio loans which are not sold in the secondary agency market due to underwriting characteristics that do not conform to the secondary agency market.* Purchases of conforming and non-conforming one-to-four family mortgage loans will include lending opportunities on a national basis. One-to-four family non-conforming loans also will be originated by the Company within its primary lending area. For the nine months ended March 31, 2000, the Company purchased $33.4 million of non-conforming one-to-four family mortgage loans.

In fiscal 2000, the Company also intends to continue increasing the activities of its commercial lending division as another element of its overall portfolio diversification strategy.* The focus of the Company's commercial lending operation will be the origination and purchase of small business loans and leases.* During fiscal 1999, the Company originated and purchased $137.7 million of multi-family, commercial real estate, multi-family construction, commercial construction and commercial business loans, lines of credit and leases. For the nine months ended March 31, 2000, the Company originated and purchased $115.9 million of multi-family, commercial real estate, multi-family construction, land, commercial construction and commercial business loans, lines of credit and leases. Management currently projects that the commercial lending division will increase its level of originations and purchases to approximately $120 million in new commercial loans, lines of credit and leases during fiscal 2000.* Management believes the commercial lending component of its operations will benefit the Company longer term and contribute to a long-term increase in net income and return on equity.* The commercial lending division also has enhanced the Company's core deposit base, through the establishment of new deposit relationships with the commercial lending division's customers.

The Company established a new mortgage banking subsidiary, Hallmark Financial, Inc. (d/b/a Major Finance) at the end of fiscal 1999 to provide lending activities involving higher credit risk financial services (also known as subprime lending). For the nine months ended March 31, 2000, Major Finance acted as a broker of non-conforming subprime residential and commercial mortgage loans. As a broker, Major Finance would interview prospective borrowers, complete a loan application, collect and verify financial data on the borrower and submit the loan file to a potential lender or investor. The lender or investor would then make the final underwriting decision and close the loan in their own name. Major Finance would receive a fee directly from the lender or investor for its brokering services. No loans were funded or originated by the Bank and retained in its portfolio. For the nine months ended March 31, 2000, the majority of Major Finance's subprime lending activity related to residential mortgage loans. Based on the performance of Major Finance and current market factors, the Company has decided to discontinue originating and brokering loans through the Major Finance subsidiary.

During fiscal 2000, the Company intends to increase its non-interest income by expanding the residential lending and commercial banking fee income producing divisions.* The Company expects one-to-four family mortgage loan originations to remain strong despite the generally higher level of market interest rates.* It is currently anticipated that substantially all of the 30-year fixed rate conforming one-to-four family mortgage loans originated in fiscal 2000 will be sold in the secondary market resulting in income from gains on loans sold.* During the nine months ended March 31, 2000, the Company originated and sold $8.1 million in such loans, resulting in $181,000 income from gains on loans sold. The Company also expects increased fee income from the commercial banking division resulting from a growth in business deposit relationships and loan originations.* The Company expects its insurance subsidiary, Hallmark Planning Services, Inc., to continue to generate fee income from investment product and annuity sales.* The Company also has recently implemented a program for mortgage contract cash processing within the commercial lending division, a service intended to generate fee income.* The Bank acts as a partial sub-servicer, providing a cash/processing function for nationally-originated commercial real estate loans.

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

The Company's primary sources of funds are retail and wholesale brokered deposits, proceeds from principal and interest payments on loans, principal and interest payments on mortgage-backed and related securities, FHLB-Chicago advances and reverse repurchase agreements. Alternative funding sources are evaluated and utilized based upon factors such as interest rates, availability, maturity, administrative costs and retention capability. Although maturity and scheduled amortization of loans are predictable sources of funds, deposit flows, mortgage prepayments and prepayments on mortgage-backed and related securities are influenced significantly by general interest rates, economic conditions and competition. Mortgage loans and mortgage securities prepayments increased in fiscal 1999 overall as interest rates declined significantly during the first half of the fiscal year before increasing in the last half of the fiscal year. During fiscal years 1997 and 1998, prepayments increased as interest rates decreased in the second half of both fiscal years. As a result of the upward trend in interest rates extended through the nine month period ending March 31, 2000, the mortgage loan and mortgage securities prepayments and gain on sales of loans has decreased compared to the nine month period ended March 31, 1999.

The primary investing activity of the Company is the origination and purchase of loans and the purchase of mortgage-backed and related securities. For the nine months ended March 31, 2000, the Company originated and purchased loans totaling $110.2 million and $85.6 million, respectively, as compared to the nine months ended March 31, 1999 when originated and purchased loans totaled $161.2 million and $29.9 million, respectively. Purchases of mortgage-backed and related securities held-to-maturity for the nine months ended March 31, 2000 and 1999 totaled $8.1 million and $10.3 million, respectively. There were no purchases of investment securities held-to-maturity for the nine months ended March 31, 2000 and 1999. For the nine months ended March 31, 2000 and 1999, these activities were funded primarily by principal repayments on loans of $90.1 million and $145.1 million, respectively; principal repayments on mortgage-backed and related securities of $27.6 million and $74.9 million, respectively; proceeds from the sale of mortgage loans of $8.4 million and $46.4 million, respectively; net proceeds from notes payable to the FHLB-Chicago of $12.5 million and $12.0 million, respectively; and a net increase in deposits of $43.1 million during the 2000 period. Purchases of securities available-for-sale totaled $34.7 million and sales were $46.6 for the nine months ended March 31, 2000, compared to purchases of $103.1 million and sales of $5.5 million for the nine months ended March 31, 1999. Sales of trading securities totaled $24.1 million for the nine months ended March 31, 2000. There were no sales of trading securities for the nine months ended March 31, 1999.

The Company is required to maintain minimum levels of liquid assets under the regulations of the Wisconsin Department of Financial Institutions, Division of Savings and Loan for state-chartered stock savings banks. Savings banks are required to maintain an average daily balance of liquid assets (including cash, certain time deposits, certain bankers acceptances, certain corporate debt securities, securities of certain mutual funds and specified United States government, state or federal agency obligations) of not less than 8.0%. The Company's liquidity ratio was 11.4% at March 31, 2000. The Company adjusts its liquidity levels to meet various funding needs and to meet its asset and liability management objectives.

The Company's most liquid assets are cash and cash equivalents, which include investments in highly-liquid, short-term investments. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. At March 31, 2000 and June 30, 1999, cash and cash equivalents were $10.5 million and $8.6 million, respectively. The increase in cash and cash equivalents was due to an increase in deposits, FHLB-Chicago advances, securities sold under agreements to repurchase and the sales of mortgage backed and related securities.

Management believes that the strategy of leveraging the capital acquired in the Conversion to achieve the targeted asset size established by the Board of Directors within a three-to-five year period following the Conversion could not have been achieved solely through the use of retail deposits from the local market. Management also believes that the costs, overhead and interest expense of achieving comparable retail deposit growth would have exceeded the costs related to the use of FHLB-Chicago advances and wholesale brokered deposits as a funding source. However, management recognizes that the likelihood for retention of brokered certificates of deposit is more a function of the rate paid on such accounts as compared to retail deposits which may be established due to Bank location or other intangible reasons. The Company maintains a $10.0 million backup credit facility for contingency purposes to replace funds from wholesale brokered deposits should retention of those deposits diminish due to extraordinary events in the financial markets. The Company's overall cost of funds has increased in recent years due primarily to a much greater percentage of the deposits being in certificates, both wholesale brokered and retail, as opposed to passbooks, money market accounts and checking accounts. Management believes that a significant portion of its retail deposits will remain with the Company and, in the case of wholesale brokered deposits, may be replaced with similar type accounts should the level of interest rates change.* However, in the event of a significant increase in market interest rates, the cost of obtaining replacement brokered deposits would increase as well.

At March 31, 2000, retail and wholesale certificates of deposit totaled $57.8 million and $215.8 million, respectively. Management believes that a significant portion of its retail deposits will remain with the Company and, in the case of wholesale brokered deposits, may be replaced with similar type accounts should the level of interest rates change.* However, in the event of a significant increase in market interest rates, the cost of obtaining replacement wholesale deposits and FHLB advances would increase as well.

The Bank's Board of Directors has set a maximum limitation of total borrowings equal to 32% of total assets. The internal limitation is 3% below the allowable borrowing limit (for all borrowings including FHLB advances and reverse repurchase agreements) of 35% of total assets established by the FHLB-Chicago. At March 31, 2000, FHLB advances totaled $132.5 million or 25.7% of the Bank's total assets. At March 31, 2000, securities sold under agreements to repurchase were $9.2 million or 1.8% of the Bank's total assets. At March 31, 2000, the Bank had unused borrowing authority under the borrowing limitations established by the Board of Directors of $23.0 million and $38.5 million under the FHLB total asset limitation. The Bank has and intends to continue to fund asset portfolio diversification in fiscal 2000 through modest increases in FHLB advances and reverse repurchase agreements.

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

The Company has various unfunded commitments at March 31, 2000 which represent amounts the Company expects to fund during the quarter ended June 30, 2000. For a summary of such commitment see discussion under footnote (4) "Commitments and Contingencies" contained in the section entitled, "Notes to Consolidated Financial Statements." The Company anticipates it will have sufficient funds available to meet its current loan commitments, including loan applications received and in process to the issuance of firm commitments.

CHANGE IN FINANCIAL CONDITION

Total assets increased $44.4 million, or 9.5%, from $469.7 million at June 30, 1999 to $514.1 million at March 31, 2000. This increase is primarily reflected in an increase in loans receivable and loans held for sale, funded primarily by an increase in deposits, FHLB-Chicago advances, securities sold under agreements to repurchase and decreases in securities available-for-sale. Cash and cash equivalents were $10.5 million and $8.6 million at March 31, 2000 and June 30, 1999, respectively. The increase in cash and cash equivalents was due to an increase in deposits, FHLB-Chicago advances, securities sold under agreements to repurchase and the sales of mortgage backed and related securities.

Loans receivable increased to $374.7 million at March 31, 2000 compared to $281.1 million at June 30, 1999. The increase at March 31, 2000 compared to June 30, 1999 is primarily the result of the purchase of non-conforming one-to-four family, multi-family and commercial real estate loans secured by properties located out of the Company's primary lending area, as such loans carried higher yields than comparable mortgage-backed and related securities during the nine months ended March 31, 2000.

Total mortgage loans originated and purchased amounted to $159.9 million ($76.0 million of which were purchased mortgage loans) and $148.5 million ($3.5 million of which were purchased mortgage loans) for the nine months ended March 31, 2000 and 1999, respectively. The Company originated $42.2 million of conforming one-to-four family mortgage and construction loans within the primary lending area and purchased $33.4 million of non-conforming one-to-four family mortgage loans outside of the primary lending area. The Company originated $12.8 million of non-conforming multi-family loans within the primary lending area and purchased $7.3 million of non-conforming multi-family loans outside of the primary lending area for the period ending March 31, 2000. Total commercial real estate mortgage loans originated and purchased totaled $59.3 million and $33.2 million for the nine months ended March 31, 2000 and 1999, respectively. Of the $59.3 million commercial real estate mortgage loans originated and purchased, $24.5 million were originations of non-conforming commercial real estate loans within the Company's primary lending area, while $33.3 million were purchases of non-conforming commercial real estate loans outside the Company's primary lending area and $1.5 million were purchased non-conforming commercial real estate loans within the Company's primary lending area. The Company originated $22.0 million of non-conforming commercial loans within the primary lending area and purchased $9.6 million of non-conforming commercial loans outside of the primary lending area. At March 31, 2000, the multifamily and commercial components of the Company's loan portfolio totaled $169.8 million, or 42.8% of the total loan portfolio, compared to $119.7 million, or 39.8% of the total loan portfolio at March 31, 1999.

Sales of fixed-rate mortgage loans totaled $7.5 million and $49.3 million for the nine months ended March 31, 2000 and 1999, respectively. The decrease in the sales of fixed-rate mortgage loans is due to management's intent to hold a greater number of these loans in the portfolio and the lower volume of originations in the nine months ended March 31, 2000 compared to March 31, 1999.

Securities available-for-sale decreased to $78.1 million at March 31, 2000 compared to $100.5 million at June 30, 1999. Mortgage-backed and related securities held-to-maturity decreased to $15.6 million at March 31, 2000 compared to $54.6 million at June 30, 1999. The decrease in securities available-for-sale was the result of management's decision to sell securities to fund loan purchases and originations which carry higher yields than securities. As a result of the adoption of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133"), the Company transferred securities within the investment portfolio. The Company transferred securities totaling $37,803,000 from the held-to-maturity to the trading and available-for-sale classifications. All securities transferred to trading were sold during the quarter ended March 31, 2000 at a loss of $36,000.

Deposits increased $43.1 million to $331.8 million at March 31, 2000 from $288.7 million at June 30, 1999. The increase in deposits was primarily due to the Company's increase in wholesale brokered deposits. Brokered certificates of deposit totaled $199.3 million at March 31, 2000, representing 60.1% of total deposits as compared to $101.2 million, or 35.0% of total deposits, at June 30, 1999. Non-brokered wholesale deposits totaled $16.5 million at March 31, 2000, representing 5.0% of total deposits as compared to $55.2 million, or 19.1% of total deposits at June 30, 1999. Deposits are the Company's primary source of externally generated funds. The level of deposits is heavily influenced by such factors as the general level of short- and long-term interest rates as well as alternative yields that investors may obtain on competing investment securities such as money market mutual funds.

FHLB-Chicago advances increased to $132.5 million at March 31, 2000 compared to $120.0 million at June 30, 1999. At March 31, 2000, securities sold under agreements to repurchase were $9.2 million compared to $9.5 million at June 30, 1999. The Company has increased its use of FHLB-Chicago advances and securities sold under agreements to repurchase as a funding source due to attractive rates offered in relation to deposit funds obtainable in the Company's local market.

ASSET/LIABILITY MANAGEMENT

The Company closely monitors interest rate risk in an attempt to manage the extent to which net interest income is significantly affected by changes in market interest rates. In managing the Company's interest rate risk during the nine months ended March 31, 2000, the Company utilized wholesale brokered and non-brokered deposits and FHLB-advances to fund increases in the Company's interest-bearing assets due primarily to the attractive rates offered on wholesale deposits and FHLB advances. At March 31, 2000, the Company's estimated cumulative one-year gap between assets and liabilities was a negative 41.0% of total assets as compared to a negative 25.6% at June 30, 1999.

The increase in the Company's negative one-year gap reflects the increased use of shorter-term maturity deposits and FHLB advances to fund a larger portfolio of fixed-rate mortgage loans. Beginning in January 2000 and in conjunction with the increased negative gap position of the Company, management with the approval of the Board of Directors has started to manage the interest rate risk on the Company's short-term wholesale certificates of deposit using interest rate caps to limit the Company's exposure to rising interest rates. See Footnote (9) "Accounting for Derivative Investments and Hedging Activities" for discussion of the caps. At March 31, 2000, the notional amount of the interest rate caps was $75 million with maturity dates of June 14, 2001 and January 3, 2002. The interest rate caps are tied to the 3-month LIBOR interest rate with a 7.0% strike rate. Payments will be received by the Bank if the 3-month LIBOR increases over the 7.0% strike rate. The unamortized cost of the interest rate caps at March 31, 2000 is $269,000 with a fair value of $269,000 which is recorded as an other asset in the Consolidated Statement of Financial Condition. The time value of the caps of $51,000 and the change in fair value of $20,000 are recognized in Interest Expense in the Consolidated Statements of Income in the three months ended March 31, 2000. There are certain risks associated with interest rate caps, including the risk that the counterparty may default and that there may not be an exact correlation between the indices on which the interest rate cap agreements are based and the terms of the hedged liabilities. In order to offset these risks, the Company generally enters into interest rate cap agreements only with nationally recognized securities firms and monitors the credit status of counterparties, the level of collateral for such caps and the correlation between the hedged liabilities and the indices utilized.

During periods of rising interest rates, a negative interest rate sensitivity gap would tend to negatively affect net interest income, while a positive interest rate sensitivity gap would positively affect net income. Notwithstanding, the potential positive effect of the Company's one-year gap position during periods of falling interest rates, the Company could experience substantial prepayments of its fixed rate mortgage loans and mortgage-backed and related securities, which would result in the reinvestment of such proceeds at market rates which would be lower than the then current rates.*

ASSET/LIABILITY MANAGEMENT SCHEDULE

The following table sets forth at March 31, 2000 the amounts of interest-earning assets and interest-bearing liabilities maturing or repricing within the time periods indicated, based on the information and assumptions set forth in the notes thereto.


                                                                    AMOUNT MATURING OR REPRICING
                                                   ----------------------------------------------------------------
                                                                           MORE THAN  MORE THAN
                                                     WITHIN     FOUR TO    ONE YEAR  THREE YEARS
                                                      THREE     TWELVE     TO THREE    TO FIVE   OVER FIVE
                                                     MONTHS     MONTHS       YEARS      YEARS      YEARS     TOTAL
                                                   ---------  ---------  ----------- ----------- --------- --------
                                                                         (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS(1):
Mortgage loans(2):
     Fixed rate....................................$   16,426   $30,597   $ 68,301     $69,738   $ 61,309  $246,371
     Adjustable rate...............................    28,511    41,888     31,609       6,376      1,245   109,629
Consumer loans (2).................................       123     2,441        506         160          -     3,230
Commercial loans (2)...............................     9,827     6,029      6,669       4,802          -    27,327
Mortgage-backed and related securities:
     Fixed rate and securities available-for-sale..     1,575     4,299      8,922       6,265     10,165    31,226
     Adjustable rate...............................    13,816    10,413          -           -          -    24,229
Investment securities and
  securities available-for-sale ...................    15,613       728          -       9,597     27,696    53,634
                                                   ----------  --------   --------     -------   --------  --------
     Total interest-earning assets.................$   85,891  $ 96,395   $116,007     $96,938   $100,415  $495,646
                                                   ==========  ========   ========     =======   ========  ========

INTEREST-BEARING LIABILITIES:
Deposits(3):
     NOW accounts..................................$     231   $    692   $  1,097     $   538   $    516  $  3,074
     Money market deposit accounts.................    4,163     12,488      9,325       1,492        284    27,752
     Passbook savings accounts.....................    1,480      4,440      7,045       3,452      3,316    19,733
     Certificates of deposit....................... 171,0584     86,570     13,482       1,993          -   273,629
     Escrow deposits...............................       -       1,993          -           -          -     1,993
Borrowings(4)
     FHLB advances and other borrowings............   34,242     75,000     13,042       8,000     11,500   141,784
                                                   ---------   --------  ---------     -------  ---------  --------
     Total interest-bearing liabilities............ $211,700   $181,183   $ 43,991     $15,475   $ 15,616  $467,965
                                                   =========   ========  =========     =======  =========  ========
Excess (deficiency) of interest-earning assets over
  interest-bearing liabilities.....................($125,809) ($ 84,788)  $ 72,016     $81,463    $84,799  $ 27,681
                                                    ========   ========   ========     =======    =======  ========
Cumulative excess (deficiency) of interest-earning
  assets over interest-bearing liabilities.........($125,809) ($210,597) ($138,581)   ($57,118)   $27,681  $ 27,681
                                                    ========   ========   ========    ========    =======  ========
Cumulative excess (deficiency) of interest-earning
  assets over interest-bearing liabilities
  as a percent of total assets.....................(24.5)%       (41.0)%    (27.0)%    (11.1)%       5.4%      5.4%
                                                    =====        ======     ======      =====        ===       ===



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

(2) Balances have been reduced for undisbursed loan proceeds, unearned credit insurance premiums, deferred loan fees, purchased loan discounts and the allowance for loan losses, which aggregated $23.7 million at March 31, 2000.

(3) Although the Company's negotiable order of withdrawal ("NOW") accounts, passbook savings accounts and money market deposit accounts generally are subject to immediate withdrawal, management considers a certain historical amount of such accounts to be core deposits having significantly longer effective maturities and times to repricing based on the Company's historical retention of such deposits in changing interest rate environments. NOW accounts, passbook savings accounts and money market deposit accounts are assumed to be withdrawn at annual rates of 30%, 30% and 60%, respectively, of the declining balance of such accounts during the period shown. The withdrawal rates used are higher than the Company's historical rates but are considered by management to be more indicative of expected withdrawal rates currently. If all of the Company's NOW accounts, passbook savings accounts and money market deposit accounts had been assumed to be subject to repricing within one year, the one-year cumulative deficiency of interest-earning assets over interest-bearing liabilities would have been $237.7 million or 46.2% of total assets.

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

The following table sets forth information regarding the Bank's non-accrual loans and foreclosed properties at the dates indicated:


                                                                              THREE MONTHS ENDED
                                                           --------------------------------------------------------
                                                            MAR 31       DEC 31     SEP 30      JUN 30      MAR 31
                                                             2000         1999       1999        1999        1999
                                                           ---------    --------   --------   ---------    --------
Non-accrual mortgage loans............................        $1,812      $2,100     $1,100      $2,118      $2,266
Non-accrual consumer loans............................            63          65         49          88         129
Non-accrual commercial leases.........................           163           -          -           -           -
                                                              ------      ------     ------      ------      ------
Total non-accrual loans...............................        $2,038      $2,165     $1,149      $2,206      $2,395
                                                              ======      ======     ======      ======      ======

Loans 90 days or more delinquent and still accruing...           118         118         82         219          54
                                                              ------      ------     ------      ------      ------
Total non-performing loans............................        $2,156      $2,283     $1,231      $2,425      $2,449
                                                              ======      ======     ======      ======      ======

Non-accrual investment securities.....................             -           -        235         235         233
Total foreclosed real estate net of
  related allowance for losses .......................           960         960      1,893         621         512
                                                              ------      ------     ------      ------      ------
Total non-performing assets...........................        $3,116      $3,243     $3,359      $3,281      $3,194
                                                              ======      ======     ======      ======      ======

Non-performing loans to gross loans receivable........         0.54%       0.61%      0.34%       0.81%       0.83%
                                                               =====       =====      =====       =====       =====

Non-performing assets to total assets.................         0.61%       0.63%      0.64%       0.70%       0.67%
                                                               =====       =====      =====       =====       =====


At March 31, 2000, non-performing loans decreased to $2.2 million from $2.4 million at June 30, 1999. The decrease is due primarily to the decrease in non-accrual mortgage loans and loans 90 days or more delinquent and still accruing, which consist primarily of credit card loans. Impaired loans decreased to $0 at March 31, 2000 from $1.1 million at June 30, 1999. Impaired loans consist primarily of commercial and commercial real estate loans for which, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Management believes that these loans are adequately collateralized and/or have specific loan loss reserves established which are adequate to absorb probable losses related to resolution.

Potential problem loans are loans where known information about possible credit problems of borrowers causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms. The decision by management to categorize a loan as a potential problem loan does not necessarily indicate that the Company expects losses to occur, but that management recognizes there is a higher degree of risk associated with these performing loans. At March 31, 2000, the Bank had a potential problem loan with a balance of $1.9 million secured by 13 first lien one-to-four family mortgages held in trust for the benefit of the Bank and a secondary payee under the loan obligation. The original balance of the loan was $4.1 million. At March 31, 2000, the loan was current as to payment of principal and interest. Proceeds from payments made to the trustee from potential homeowners (occupying the properties under 2-year leases with an option to purchase at an agreed upon price upon expiration of the lease-term), or from any other eventual sale of the one-to-four family residences securing the obligation, are to be applied by the trustee first to the repayment of the total of all principal and interest due the Bank, with any excess over such amounts becoming due to the secondary payee. The Bank assumed responsibility for receipt and servicing of payments from the potential homeowners upon the secondary payee's filing of bankruptcy in June 1999. The Bank also removed a third party bank as the bond trustee and appointed itself as trustee in December 1999. The one-to-four family properties securing the obligation are located in the Bank's primary lending area and management believes the underlying value of the properties and the Bank's first lien status are sufficient to prevent any significant loss from this credit.

ALLOWANCE FOR LOAN LOSSES

The following table sets forth an analysis of the Bank's allowance for loan losses:

                                                                NINE MONTHS           YEAR             NINE MONTHS
                                                                   ENDED              ENDED               ENDED
                                                               MAR. 31, 2000      JUNE 30, 1999       MAR. 31, 1999
                                                               -------------      -------------       -------------
                                                                               (DOLLARS IN THOUSANDS)
         Balance at beginning of period.....................    $   2,648          $    2,329            $   2,329
         Additions charged to expense:
           Multi-family and commercial real estate..........          342                 310                  340
           Consumer.........................................           88                 120                   80
           Commercial.......................................          197                  50                   60
                                                               ----------          ----------           ----------
                                                                      627                 480                  480

         Recoveries:
            Consumer........................................           18                  15                    9

         Charge-offs:
            One- to four-family.............................          (30)                (11)                 (11)
            Multi-family & commercial real estate...........           (5)                (34)                (171)
            Consumer........................................          (49)               (131)                (113)
                                                               ----------          ----------           ----------
                                                                      (84)               (176)                (295)
                                                               ----------          ----------           ----------

         Net charge-offs....................................          (66)               (161)                (286)
                                                               ----------          ----------           ----------

         Balance at end of period...........................   $    3,209          $    2,648           $    2,523
                                                               ==========          ==========           ==========

        Allowance for loan losses to non-performing loans at
           end of the period.................................      148.86%             109.19%              103.02%
                                                               ==========          ==========           ==========

        Allowance for loan losses to
           total loans at end of the period.................        0.81%               0.89%                0.85%
                                                               ==========          ==========           ==========


The level of allowance for loan losses at March 31, 2000, reflects the continued low level of charged off loans. Management believes that the allowance for loan losses is adequate as of March 31, 2000.

RESULTS OF OPERATIONS - COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

GENERAL

Net income for the three months ended March 31, 2000 decreased to $604,000 from $718,000 for the comparable 1999 period. The decrease in net income was primarily due to a decrease in gains on the sale of loans and an increase in the provision for losses on loans. Return on average equity decreased to 7.25% for the three months ended March 31, 2000 from 8.25% for the comparable 1999 period. Return on average assets decreased to 0.46% for the three months ended March 31, 2000 from 0.59% for the comparable 1999 period. The decrease in the return on average equity and the return on average assets is due to the decrease in net income for the three months ended March 31, 2000. The decrease is primarily due to an increase in the provision for loan losses and a decrease in non-interest income, partially offset by an increase in interest income and a decrease in non-interest expense for the three months ended March 31, 2000 compared to March 31, 1999.

NET INTEREST INCOME

The following table presents certain information related to average interest-earning assets and liabilities, net interest rate spread and net interest margin:



                                                           FOR THE THREE MONTHS ENDED MARCH 31,
                                            ------------------------------------------------------------------------
                                                     2000                                        1999
                                            ------------------------------        ----------------------------------
                                                       INTEREST    AVERAGE                    INTEREST      AVERAGE
                                             AVERAGE    EARNED/    YIELD/         AVERAGE      EARNED/      YIELD/
                                             BALANCE     PAID       RATE          BALANCE       PAID         RATE
                                           ---------  ---------   --------        -------    ----------   ----------
                                                                  (DOLLARS IN THOUSANDS)
ASSETS:
Interest-earning assets:
  Mortgage loans.......................... $349,726     $6,910      7.90%        $268,089      $5,430       8.10%
  Consumer loans..........................    3,363        120     14.27            3,270         144      14.51
  Commercial loans........................   21,138        569     10.77           16,603         381       9.18
                                           ---------  --------                   --------      ------
     Total loans..........................  374,227      7,599      8.12          288,662       5,955       8.25
  Securities held-to-maturity:
    Mortgage-backed securities............    1,626         25      6.15           13,000         204       6.28
    Mortgage related securities...........   13,870        249      7.18           41,608         671       6.45
                                           ---------  --------                   --------      ------
      Total mortgage-backed
       and related securities.............   15,496        274      7.07           54,608         875       6.41
  Investment and other securities.........   11,083        159      5.74           21,275         280       5.26
  Securities available-for-sale...........  106,356      1,850      6.96          104,007       1,586       6.10
  Federal Home Loan Bank stock............    7,627        133      6.98            6,793         105       6.18
                                           --------   --------                   --------      ------
    Total interest-earning assets.........  514,789     10,015      7.78          475,345       8,801       7.41
Non-interest earning assets...............   13,196                                12,780
                                          ---------                              --------
    Total assets.......................... $527,985                              $488,125
                                           ========                              ========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
  NOW accounts............................  $ 2,846         12      1.69%        $  2,805          12       1.71%
  Money market deposit accounts...........   29,217        334      4.57           40,639         464       4.57
  Passbook accounts.......................   19,517        142      2.91           20,765         149       2.87
  Certificates of deposit.................  268,359      4,090      6.10          243,370       3,345       5.50
                                          ---------    -------                   --------      ------
    Total deposits........................  319,939      4,578      5.72          307,579       3,970       5.16
Advance payments by borrowers
  for taxes and insurance................     1,171          6      2.05              908           5       2.20
Borrowings................................  161,243      2,305      5.72          131,746       1,874       5.69
                                          ---------    -------                   --------      ------
    Total interest-bearing liabilities....  482,353      6,889      5.71          440,233       5,849       5.31
Non-interest bearing deposits
  and liabilities.........................   12,296                                13,081
Shareholders' equity......................   33,336                                34,811
                                          ----------                             --------
    Total liabilities and
      shareholders' equity................ $527,985                              $488,125
                                           ========                              ========
Net interest income/interest rate spread..              $3,126      2.07%                      $2,952       2.10%
                                                        ======      =====                      ======       =====
Net earning assets/net interest margin....  $32,436                 2.43%         $35,112                   2.48%
                                          =========                 =====        ========                   =====


Net interest income before provision for losses on loans increased $175,000, or 5.9%, to $3.1 million for the three months ended March 31, 2000 from $3.0 million for the comparable 1999 period. Interest income increased $1.2 million for the three months ended March 31, 2000, partially offset by an increase in interest expense of $1.0 million. The level of net interest income primarily reflects a 8.3% increase in average interest-earning assets to $514.8 million for the three months ended March 31, 2000 from $475.3 million for the comparable 1999 period, partially offset by a decrease in interest rate spread to 2.07% for the three months ended March 31, 2000 from 2.10% for the comparable 1999 period and by a 7.6% decrease in the excess of the Company's average interest-earning assets over average interest-bearing liabilities to $32.4 million for the three months ended March 31, 2000 from $35.1 million for the comparable 1999 period. The decrease in interest rate spread was primarily due to higher costing deposits and borrowings in the 2000 period as compared to the 1999 period.

INTEREST INCOME

Interest income increased 13.8% to $10.0 million for the three months ended March 31, 2000 from $8.8 million for the comparable 1999 period. The increase in interest income was the result of an increase in average interest-earning assets of 8.3% to $514.8 million for the three months ended March 31, 2000 from $475.3 million for the comparable 1999 period and an increase of 37 basis points in the yield on interest-earning assets to 7.78% for the three months ended March 31, 2000 from 7.41% for the comparable 1999 period. Interest income on loans increased 27.6% to $7.6 million for the three months ended March 31, 2000, from $6.0 million for the comparable 1999 period. The increase was the result of an increase in the Company's average gross loans of 29.6% to $374.2 million for the three months ended March 31, 2000 from $288.7 million for the comparable 1999 period, partially offset by a decrease in average yield to 8.12% for the 2000 period from 8.25% for the comparable 1999 period. Gross loans increased primarily as a result of the Company purchasing more loans in the secondary market and increases in multi-family and commercial components of the portfolio and retaining substantially all of its adjustable and short-term fixed rate loan originations. See "Change in Financial Condition" for a discussion of the increase in gross loans. The decrease in yield is attributable to the increase in loans originated and purchased at lower interest rates since the period ending March 31, 1999. The interest rates on loans originated and purchased during the quarter ended March 31, 2000 are increasing but the effect of the increasing rate environment is not yet reflected in the yield. The lag in increasing yield is due to previously originated fixed rate loans bearing a lower yield that are in the portfolio, as well as adjustable rate loans that have not been fully indexed to the current rate.

Interest income on mortgage-backed securities decreased 87.7% to $25,000 for the three months ended March 31, 2000 from $204,000 for the comparable 1999 period. The decrease was primarily due to a decrease in average balances to $1.6 million for the three months ended March 31, 2000 from $13.0 million for the comparable 1999 period and by a decrease in average yield to 6.15% for the 2000 period from 6.28% for the 1999 period. Interest income on mortgage-related securities decreased 62.9% to $249,000 for the three months ended March 31, 2000 from $671,000 for the comparable 1999 period. The decrease was primarily due to a decrease in average balances to $13.9 million for the three months ended March 31, 2000 from $41.6 million for the comparable 1999 period, offset by an increase in yield to 7.18% for the 2000 period from 6.45% for the 1999 period. The decrease in average balances mortgage-backed securities and mortgage-related securities was primarily due to the sale of $2.8 million and $23.1 million, respectively, in the 2000 period. The increase in average yield on mortgage-related securities was primarily due to accelerated amortization of purchase premiums on mortgage related securities due to faster than projected principal repayments during the 1999 period. The decrease in average balances of mortgage-backed and related securities is due to management's decision to replace securities that were sold and repayed with loans. Interest income on investment securities and securities available-for-sale and investment and other securities decreased 7.7% to $2.0 million for the three months ended March 31, 2000 from $1.9 million for the comparable 1999 period. The increase was primarily due to an increase in average yield to 6.84% for the three months ended March 31, 2000 from 5.96% for the comparable 1999 period offset by a decrease in average balances to $117.4 million for the three months ended March 31, 2000 from $125.3 million for the 1999 period. The decrease in securities available-for-sale was due to management's decision to sell securities during the 2000 period to fund loan originations and purchases. The increased average yield was primarily attributable to the increase in average maturity of the available-for-sale investments during the 2000 period.

INTEREST EXPENSE

Interest expense increased 17.8% to $6.9 million for the three months ended March 31, 2000 from $5.8 million for the comparable 1999 period. The increase was the result of an 9.6% increase in the average amount of interest-bearing liabilities to $482.4 million for the three months ended March 31, 2000 compared to $440.2 million for the comparable 1999 period and by an increase in the average rate paid on interest-bearing liabilities to 5.71% for the 2000 period from 5.31% for the 1999 period. The increased balances of certificate of deposit accounts and borrowings at higher average interest rates was the primary reason for the increase in the average rate paid on the interest-bearing liabilities for the three months ended March 31, 2000 as compared to the 1999 period. Interest expense on deposits increased 15.3% to $4.6 million for the three months ended March 31, 2000 from $4.0 million for the comparable 1999 period. The increase was the result of an increase in the average rate paid to 5.72% for the three months ended March 31, 2000 from 5.16% for the 1999 period and by an increase in average balances of 4.0% to $319.9 million for the three months ended March 31, 2000 from $307.6 million for the comparable 1999 period. The increase in deposits was primarily due to an increase of 10.3% in certificates of deposit accounts to $268.4 million for the three months ended March 31, 2000 from $243.4 million for the comparable 1999 period, with an increase in the average rate paid to 6.10% for the 2000 period from 5.50% for the 1999 period. NOW accounts increased 1.5% to $2.846 million for the three months ended March 31, 2000 from $2.805 million for the comparable 1999 period and by an increase in average rate paid to 1.69% for the 2000 period from 1.71% for the 1999 period. Offsetting the increases in deposits was a decrease in money market deposit accounts of 28.1% to $29.2 million for the three months ended March 31, 2000 from $40.6 million for the comparable 1999 period. Money market deposit accounts decreased primarily due to higher rates offered in the Company's local market during the three months ended March 31, 2000. The Company's increase in certificates of deposit was the result of aggressive marketing and pricing and the use of brokered certificates of deposit. Of the $268.4 million in the average balance of certificates of deposit for the three months ended March 31, 2000, $190.5 million, or 71.0%, represented brokered certificates of deposit compared to $117.4 million, or 48.2%, for the 1999 period. The average rate paid on brokered certificates of deposit increased to 5.87% for the three months ended March 31, 2000 from 5.72% for the comparable 1999 period. The increase was primarily due to the increased interest rate environment in the 2000 period as compared to the 1999 period. Interest on borrowings (FHLB advances and reverse repurchase agreements) increased 23.0% to $2.3 million for the three months ended March 31, 2000 from $1.9 million for the comparable 1999 period. The increase was primarily due to the increase in average balances of FHLB advances and reverse repurchase agreements of 22.4% to $161.2 million for the three months ended March 31, 2000 from $131.7 million for the comparable 1999 period and an increase in the average rate paid to 5.72% for the 2000 period from 5.69% for the 1999 period.

PROVISION FOR LOSSES ON LOANS

The provision for losses on loans increased 140.7% to $337,000 for the three months ended March 31, 2000 from $140,000 for the comparable 1999 period. The level of allowance for losses on loans generally is determined by the Bank's historical loan loss experience, the condition and composition of the Bank's loan portfolio, and existing general economic conditions. Management anticipates that as the Company's volume of multi-family and commercial/non-residential real estate lending activity continues to increase, the Company will continue to build a higher level of allowance for loan losses established through a provision for loan losses.* Based on management's evaluation of the loan portfolio and the increase in gross loans during the three months ended March 31, 2000, the allowance for losses on loans increased 23.1% to $3.2 million at March 31, 2000 compared to $2.6 million at June 30, 1999. While the allowance for losses on loans increased, the allowance for loan losses as a percentage of gross loans decreased to 0.81% at March 31, 2000 from 0.89% at June 30, 1999 reflecting the continued low level of loans charged off. The amount of non-performing loans at March 31, 2000 was $2.2 million, or 0.54% of gross loans, compared to $2.4 million, or 0.81% of gross loans, at June 30, 1999 and $2.4 million or 0.83% of gross loans at March 31, 1999. Management believes that these loans are adequately collateralized and/or have specific loan loss reserves established which are adequate to absorb probable losses related to resolution.

NON-INTEREST INCOME

Non-interest income decreased 84.6% to $88,000 for the three months ended March 31, 2000 from $573,000 for the comparable 1999 period. The largest components of the decrease were a decrease in gains on the sale of loans to a loss of ($189,000) for the three months ended March 31, 2000 from $180,000 for the comparable 1999 period, a decrease in gains on the sale of securities and mortgage-backed and related securities to a loss of $14,000 for the three months ended March 31, 2000 from $0 for the comparable 1999 period, a decrease in service charges on loans to $77,000 for the three months ended March 31, 2000 from $127,000 for the comparable 1999 period and a decrease on other income to $60,000 for the three months ended March 31, 2000 from $121,000 for the comparable 1999 period. Partially offsetting the decreases in non-interest income was an increase in loan servicing fees to $12,000 for the three months ended March 31, 2000 from $7,000 for the comparable 1999 period and an increase in insurance commissions to $36,000 for the three months ended March 31, 2000 from $31,000 for the comparable 1999 period. The decrease in gains on the sale of loans reflects the write-down to market value of loans held-for-sale at March 31, 2000 due to the higher level of interest rates. The loss on sale of securities and mortgage-backed and related securities reflects the sale of $25.0 million in mortgage-backed and related securities used to fund loan growth.

NON-INTEREST EXPENSE

Non-interest expense decreased 12.1% to $2.0 million for the three months ended March 31, 2000 from $2.3 million for the comparable 1999 period. The decrease was primarily due to a decrease in compensation and benefits expense of $194,000 to $1.2 million for the three months ended March 31,2000 from $1.4 million for the comparable 1999 period, a decrease in occupancy and equipment expense of $132,000 to $347,000 for the three months ended March 31, 2000 from $449,000 for the comparable 1999 period, a decrease in deposit insurance premiums of $28,000 to $17,000 for the three months ended March 31, 2000 from $45,000 for the comparable 1999 period and a decrease in marketing expense of $9,000 to $87,000 for the three months ended March 31, 2000 from $96,000 for the comparable 1999 period. Partially, offsetting the decreases was an increase in other non-interest expense of $51,000 to $425,000 for the three months ended March 31, 2000 from $374,000 for the comparable 1999 period. The decrease in compensation and benefits expense primarily relates to a decrease in the accrual for incentive compensation and a lower number of full time equivalent employees. The decrease in occupancy and equipment expense is primarily due to a refund credit for telecommunications equipment received in the 2000 period. The decrease in deposit insurance premiums relates to a decreased premium rate charged by the FDIC for deposit insurance in the 2000 period. The increase in other non-interest expense is primarily due to increases in printing, office supplies, organization dues, legal and other miscellaneous expenses.

RESULTS OF OPERATIONS - COMPARISON OF THE NINE MONTHS ENDED MARCH 31, 2000 AND 1999

GENERAL

Net income for the nine months ended March 31, 2000 increased to $2.3 million from $2.2 million for the comparable 1999 period. The increase in net income was primarily due to an increase in net interest income, offset by an increase in the provision for losses on loans and a decrease in non-interest income. Return on average equity increased to 8.96% for the nine months ended March 31, 2000 from 8.64% for the comparable 1999 period. Return on average assets decreased to 0.59% for the nine months ended March 31, 2000 from 0.63% for the comparable 1999 period. The decrease in the return on average equity and the return on average assets is due to the decrease in net income for the nine months ended March 31, 2000. The decrease is primarily due to an increase in the provision for loan losses and a decrease in non-interest income, partially offset by an increase in interest income and a decrease in non-interest expense for the three months ended March 31, 2000 compared to March 31, 1999.

NET INTEREST INCOME

The following table presents certain information related to average interest-earning assets and liabilities, net interest rate spread and net interest margin:


                                                                FOR THE NINE MONTHS ENDED MARCH 31,
                                          -------------------------------------------------------------------------
                                                          2000                                     1999
                                          ---------------------------------     -----------------------------------
                                                       INTEREST    AVERAGE                    INTEREST      AVERAGE
                                             AVERAGE    EARNED/    YIELD/         AVERAGE      EARNED/      YIELD/
                                             BALANCE     PAID       RATE          BALANCE       PAID         RATE
                                          ----------  ---------  ----------     ---------   ----------    ---------
                                                                  (DOLLARS IN THOUSANDS)
ASSETS:
Interest-earning assets:
  Mortgage loans.......................... $315,329    $18,765      7.93%        $265,383     $16,385       8.23%
  Consumer loans..........................    3,486        365     13.96            4,273         437      13.64
  Commercial loans........................   20,441      1,577     10.29           14,588       1,002       9.16
                                           --------   --------                   --------     -------
     Total loans..........................  339,256     20,707      8.14          284,244      17,824       8.36
  Securities held-to-maturity:
    Mortgage-backed securities............    6,864        322      6.25           15,470         751       6.47
    Mortgage related securities...........   34,304      1,681      6.53           43,117       2,263       7.00
                                           --------   --------                   --------     -------
      Total mortgage-backed
       and related securities.............   41,168      2,003      6.49           58,587       3,014       6.86
  Investment and other securities.........    9,526        404      5.65           19,313         792       5.47
  Securities available-for-sale...........   99,011      4,961      6.68           85,934       4,095       6.35
  Federal Home Loan Bank stock............    7,246        385      7.08            6,539         321       6.55
                                           --------   --------                   --------     -------
    Total interest-earning assets.........  496,207     28,460      7.65          454,617      26,046       7.64
Non-interest earning assets...............   18,472                                13,708
                                           ---------                             --------
    Total assets.......................... $514,679                              $468,325
                                           ========                              ========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
  NOW accounts............................  $ 2,837         37      1.74%        $  2,735          35       1.71%
  Money market deposit accounts...........   32,607      1,095      4.48           35,852       1,361       5.06
  Passbook accounts.......................   20,133        440      2.91           21,127         461       2.91
  Certificates of deposit.................  249,625     10,638      5.68          230,526       9,829       5.68
                                           --------   --------                   --------      ------
    Total deposits........................  305,202     12,210      5.33          290,240      11,686       5.37
Advance payments by borrowers
  for taxes and insurance................     3,242         57      2.34            3,000          60       2.67
Borrowings................................  159,449      6,801      5.69          128,134       5,650       5.88
                                           --------    -------                   --------      ------
    Total interest-bearing liabilities....  467,893     19,068      5.43          421,374      17,396       5.50
Non-interest bearing deposits
  and liabilities.........................   13,033                                12,615
Shareholders' equity......................   33,753                                34,336
                                           --------                              --------
    Total liabilities and
      shareholders' equity................ $514,679                              $468,325
                                           ========                              ========
Net interest income/interest rate spread..              $9,392      2.20%                      $8,650       2.13%
                                                        ======      =====                      ======       =====
Net earning assets/net interest margin....  $28,314                 2.52%         $33,243                   2.54%
                                           ========                 =====        ========                   =====


Net interest income before provision for losses on loans increased $742,000 or 8.6% to $9.4 million for the nine months ended March 31, 2000 from $8.7 million for the comparable 1999 period. Interest income increased $2.4 million for the nine months ended March 31, 2000, partially offset by an increase in interest expense of $1.7 million. The level of net interest income primarily reflects a 9.1% increase in average interest-earning assets to $496.2 million for the nine months ended March 31, 2000 from $454.6 million for the comparable 1999 period, an increase in interest rate spread to 2.20% for the nine months ended March 31, 2000 from 2.13% for the comparable 1999 period, offset by a 14.8% decrease in the excess of the Company's average interest-earning assets over average interest-bearing liabilities to $28.3 million for the nine months ended March 31, 2000 from $33.2 million for the comparable 1999 period.

INTEREST INCOME

Interest income increased 9.3% to $28.5 million for the nine months ended March 31, 2000 from $26.0 million for the comparable 1999 period. The increase in interest income was the result of an increase in average interest-earning assets of 9.1% to $496.2 million for the nine months ended March 31, 2000 from $454.6 million for the comparable 1999 period and by an increase of 1 basis point in the yield on interest-earning assets to 7.65% for the nine months ended March 31, 2000 from 7.64% for the comparable 1999 period. Interest income on loans increased 16.2% to $20.7 million for the nine months ended March 31, 2000 from $17.8 million for the comparable 1999 period. The increase was the result of an increase in average gross loans of 19.4% to $339.3 million for the nine months ended March 31, 2000 from $284.2 million for the comparable 1999 period, partially offset by a decrease in average yield to 8.14% for the nine months ended March 31, 2000 from 8.36% for the comparable 1999 period. Gross loans increased primarily as a result of the Company retaining substantially all of its adjustable and short-term fixed rate loan originations and purchasing more loans in the secondary market. The decrease in yield is attributable to the increase in loans refinanced at lower interest rates in fiscal 1999. Interest income on mortgage-backed securities decreased 57.1% to $322,000 for the nine months ended March 31, 2000 from $751,000 for the comparable 1999 period. The decrease was primarily due to a decrease in average balances to $6.9 million for the nine months ended March 31, 2000 from $15.5 million for the comparable 1999 and a decrease in average yield to 6.25% for the 2000 period from 6.47% for the 1999 period. Interest income on mortgage-related securities decreased 25.7% to $1.7 million for the nine months ended March 31, 2000 from $2.3 million for the comparable 1999 period. The decrease was primarily due to a decrease in average yield to 6.53% for the nine months ended March 31, 2000 from 7.00% for the comparable 1999 period and by a decrease in average balances to $34.3 million for the nine months ended March 31, 2000 from $43.1 million for the comparable 1999 period. The decrease in average yield on mortgage-backed securities and mortgage-related securities was primarily due to the adjustment in the adjustable rate securities portion of this portfolio which decreased due to lower interest rates and the accelerated amortization of purchase premiums on mortgage-backed securities due to faster than projected principal repayments during the 1999 period. The decline in average balances of mortgage-backed securities is due to management's decision to increase the securities available-for-sale portfolio. Interest income on investment securities and securities available-for-sale increased 9.8% to $5.4 million for the nine months ended March 31, 2000 from $4.9 million for the comparable 1999 period. The increase was primarily due to an increase in average balance to $108.5 million for the nine months ended March 31, 2000 from $105.2 million for the 1999 period and an increase in average yield to 6.59% for the 2000 period from 6.19% for the 1999 period. The higher average yield was primarily attributable to the increase in the average maturity of the securities in this portfolio.

INTEREST EXPENSE

Interest expense increased 9.6% to $19.1 million for the nine months ended March 31, 2000 from $17.4 million for the comparable 1999 period. The increase was the result of an 11.0% increase in the average amount of interest-bearing liabilities to $467.9 million for the nine months ended March 31, 2000 compared to $421.4 million for the comparable 1999 period, partially offset by a decrease in the average rate paid on interest-bearing liabilities to 5.43% for the 2000 period from 5.50% for the 1999 period. The increased balances of certificates of deposit (including brokered deposits), NOW accounts and borrowings at lower average interest rates was the primary reason for the decrease in the average rate paid on the interest-bearing liabilities for the nine months ended March 31, 2000 as compared to the comparable 1999 period.

Interest expense on deposits increased 4.5% to $12.2 million for the nine months ended March 31, 2000 from $11.7 million for the comparable 1999 period. The increase was the result of an increase in average balances of 5.2% to $305.2 million for the nine months ended March 31, 2000 from $290.2 million for the comparable 1999 period, offset by a decrease in the average rate paid to 5.33% for the nine months ended March 31, 2000 from 5.37% for the 1999 period. The increase in deposits was primarily due to an increase of 8.3% in certificates of deposit (including brokered deposits) to $249.6 million for the nine months ended March 31, 2000 from $230.5 million for the 1999 period. NOW accounts increased 3.7% to $2.8 million for the nine months ended March 31, 2000 from $2.7 million for the comparable 1999 period, with an increase in average rate paid to 1.74% for the 2000 period from 1.71% for the 1999 period. The increases in certificates of deposit and NOW accounts were offset by a decrease in money market deposit accounts of 9.1% to $32.6 million for the nine months ended March 31, 2000 from $35.9 million for the comparable 1999 period, with a decrease in the average rate paid on such deposits to 4.48% for the 2000 period from 5.06% for the 1999 period and a decrease in passbook accounts of 4.7% to $20.1 million for the nine months ended March 31, 2000 from $21.1 million for the comparable 1999 period. Money market deposit accounts decreased primarily due to higher rates offered in the Company's local market during the nine months ended March 31, 2000. The Company's increase in certificates of deposit was the result of aggressive marketing and pricing and the use of brokered certificates of deposit. Of the $249.6 million in the average balance of certificates of deposit for the nine months ended March 31, 2000, $153.9 million, or 61.7%, represented brokered certificates of deposit compared to $101.3 million, or 44.0%, for the 1999 period. The average rate paid on brokered certificates of deposit decreased to 5.66% for the nine months ended March 31, 2000 from 5.72% for the comparable 1999 period. The decrease was primarily due to the longer average maturity of the brokered deposits in the 1999 period. Interest on borrowings (FHLB advances and reverse repurchase agreements) increased 20.4% to $6.8 million for the nine months ended March 31, 2000 from $5.7 million for the comparable 1999 period. The increase was primarily due to the increase in average balance to $159.4 for the nine months ended March 31, 2000 from $128.1 for the comparable 1999 period, partially offset by a decrease in average rate paid to 5.69% for the nine months ended March 31, 2000 from 5.88% for the 1999 period.

PROVISION FOR LOSSES ON LOANS

The provision for losses on loans increased 30.6% to $627,000 for the nine months ended March 31, 2000 from $480,000 for the comparable 1999 period. For a discussion of the factors considered by management in determining the appropriate level of allowance for losses on loans to be established through a provision for losses on loans, see comments under "Provision for Losses on Loans" contained in the section entitled, "Results of Operations - Comparison of the Three Months Ended March 31, 2000 and 1999."

NON-INTEREST INCOME

Non-interest income decreased 49.9% to $882,000 for the nine months ended March 31, 2000 from $1.8 million for the comparable 1999 period. The largest components of the decrease was a decrease in gains on the sale of loans to loss of ($35,000) for the nine months ended March 31, 2000 from $832,000 for the comparable 1999 period, a decrease in other income to $166,000 for the nine months ended March 31, 2000 from $209,000 for the comparable 1999 period and a decrease in service charges on loans to $234,000 for the nine months ended March 31, 2000 from $262,000 for the comparable 1999 period. Partially offsetting the decreases in non-interest income was an increase in gains on the sale of securities and mortgage-backed and related securities to $48,000 for the nine months ended March 31, 2000 from $35,000 for the comparable 1999 period, an increase in service charges on deposit accounts to $347,000 for the nine months ended March 31, 2000 from $341,000 for the comparable 1999, an increase in insurance commissions to $86,000 for the nine months ended March 31, 2000 from $60,000 for the comparable 1999 period and an increase in loan servicing fees to $36,000 for the nine months ended March 31, 2000 from $20,000 for the comparable 1999 period. The decrease in gains on the sale of loans reflects the decrease in long-term fixed rate loans sold into the secondary market during the 2000 period as compared to the 1999 period due to the higher level of interest rates that led to a lower level of mortgage loans refinanced in the 2000 period as compared to the 1999 period. Also, the decrease in gains on the sale of loans reflects the write-down to market value of loans held-for-sale at March 31, 2000 due to the higher level of interest rates.

NON-INTEREST EXPENSE

Non-interest expense decreased 3.4% to $6.4 million for the nine months ended March 31, 2000 from $6.6 million for the comparable 1999 period. The decrease was primarily due to a decrease in compensation and benefits expense of $164,000 to $3.7 million for the nine months ended March 31, 2000 from $3.9 million for the comparable 1999 period, a decrease in occupancy and equipment expense of $78,000 to $1.164 million for the nine months ended March 31, 2000 from $1.242 million for the comparable 1999 period and a decrease in deposit insurance premiums of $22,000 to $105,000 for the nine months ended March 31, 2000 from $127,000 for the comparable 1999 period. Partially offsetting the decreases in non-interest income was a increase in marketing expense of $29,000 to $289,000 for the nine months ended March 31, 2000 from $260,000 for the comparable 1999 period and a increase in other non-interest expense of $11,000 to $1.089 million for the nine months ended March 31, 2000 from $1.078 million for the comparable 1999 period. The decrease in compensation and benefits expense primarily relates to a decrease in the accrual for incentive compensation and a lower number of full time equivalent employees. The decrease in occupancy and equipment expense is primarily due to a refund credit for telecommunications equipment received in the 2000 period. The decrease in deposit insurance premiums relates to a decreased premium rate charged by the FDIC for deposit insurance in the 2000 period. The increase in other non-interest expense is primarily due to increases in printing, office supplies, organization dues, legal and other miscellaneous expenses.

IMPACT OF YEAR 2000


The Company believes it has adequately addressed the Year 200 issue. The Company identified areas of computer and other operations critical for the delivery of its loan and deposit products. The majority of the Company's applications used in operations were purchased from outside vendors. The vendors providing the software were responsible for maintenance of the systems and modifications to enable uninterrupted usage after December 31, 1999. The Company's plan included obtaining certification of compliance from third parties and testing all of the impacted applications (both internally developed and third party provided). Testing of the system and conversion activities were completed as of June 30, 1999. There were no mission critical systems which were non-compliant. The Company developed and finalized contingency plans for any adverse situations that may have arisen related to Year 2000. The Company's plan also included reviewing any potential risks associated with loan and deposit data base information due to the Year 2000 issue.

Subsequent to January 1, 2000, all computer systems continue to function as expected and has not affected the ability of the Company to deliver its products and services to date. Management will continue to monitor computer systems for problems or errors associated with their operation. Based on currently available information, management does not anticipate that the cost to address the Year 2000 issues will have a material adverse impact on the Company's financial position.* Direct expenditures for the nine months ended March 31, 2000 and for the fiscal year ended June 30, 1999 totaled $13,100 and $37,800, respectively. Direct expenditures included capital expenditures for compliant equipment and software, write-offs of non-compliant equipment and software upgrades. The expenditures were funded by increases in the Company's non-interest expense budget.

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

The information required herein pursuant to Item 305 of Regulation S-K is incorporated by reference in sections entitled "Liquidity and Capital Resources" from pages 15 to 17 and "Asset/Liability Management" from pages 19 to 20 hereof.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5.  OTHER INFORMATION

         On April 26, 2000, the Company announced it had declared a dividend of $0.05 per share on the common stock of the Company. The dividend will be payable on May 24, 2000 to shareholders of record as of May 10, 2000.

         On February 1, 2000, the Company announced it had adopted a share repurchase program for its common stock to purchase up to 5%, or approximately 135,000 shares. The repurchased shares will become treasury shares and will be used for general corporate purposes. As of March 31, 2000, the Company had purchased 134,700 shares of common stock pursuant to the repurchase program and completed the repurchase program.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Exhibits:

10.1         Hallmark Capital Corp. Employment Agreement with James D. Smessaert
10.2         Hallmark Capital Corp. Employment Agreement with Peter A. Gilbert
10.3         West Allis Savings Bank Employment Agreement with James D. Smessaert
10.4         West Allis Savings Bank Employment Agreement with Peter A. Gilbert
11           Computation of Earnings per Share - See Note 2 to the unaudited Consolidated Financial Statements
27           Financial Data Schedule

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



                                             Hallmark Capital Corp.
                                             ----------------------
                                                  (Registrant)



Date:  May 12, 2000                /s/    James D. Smessaert
                                   -------------------------
                                          James D. Smessaert
                                          Chairman of the Board
                                          Chief Executive Officer



Date: May 12, 2000                 /s/    Arthur E. Thompson
                                   -------------------------
                                           Arthur E. Thompson
                                           Chief Financial Officer

                                   SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            Hallmark Capital Corp.
                                            ----------------------
                                                 (Registrant)



Date: May 12, 2000                          -------------------------
                                            James D. Smessaert
                                            Chairman of the Board
                                            Chief Executive Officer



Date: May 12, 2000                          -------------------------
                                            Arthur E. Thompson
                                            Chief Financial Officer

                                  EXHIBIT INDEX




Exhibit No.                                 Description
-----------                                 -----------

10.1                              Hallmark Capital Corp. Employment Agreement with James D. Smessaert
10.2                              Hallmark Capital Corp. Employment Agreement with Peter A. Gilbert
10.3                              West Allis Savings Bank Employment Agreement with James D. Smessaert
10.4                              West Allis Savings Bank Employment Agreement with Peter A. Gilbert
27                                Financial Data Schedule, which is submitted electronically to the Securities and Exchange
                                  Commission for information only and not filed.