Form 10-K
period 2000-06-30
HALLMARK CAPITAL CORP
filed 2000-09-22
CIK 910522

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934.

For Fiscal Year Ended June 30, 2000              Commission File Number  0-22224

================================================================================

                             HALLMARK CAPITAL CORP.
             (Exact name of registrant as specified in its charter)
         Wisconsin                                      39-1762467
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. YES [ ] NO [X]

As of August 31, 2000, there were issued and outstanding 3,162,500 and 2,563,241 shares of the Registrant's Common Stock, respectively. The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the bid and asked price of such stock as of September 5, 2000, was $26.6 million. Solely for purposes of this calculation, all executive officers and directors of the Registrant are considered to be affiliates; also included as "affiliate shares" are certain shares held by various employee benefit plans where the trustees are directors of the Registrant or are required to vote a portion of unallocated shares at the direction of executive officers or directors of the Registrant. The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III of Form 10-K: Portions of the Proxy Statement for 2000 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

                      -----------------------------------

                            THIS PAGE INTENTIONALLY

                                   LEFT BLANK

                      -----------------------------------

                           FORM 10-K TABLE OF CONTENTS


                                                                                                              Page
Part I

       Item 1    -   Business................................................................................   1

       Item 2    -   Properties..............................................................................  52

       Item 3    -   Legal Proceedings.......................................................................  53

       Item 4    -   Submission of Matters to a Vote of Security Holders.....................................  53

Part II

       Item 5    -   Market for the Registrant's Common Stock and Related Security
                     Holder Matters..........................................................................  54

       Item 6    -   Selected Consolidated Financial and Other Data..........................................  55

       Item 7    -   Management's Discussion and Analysis of Financial Condition and
                     Results of Operations...................................................................  57

       Item 7a   -   Quantitative and Qualitative Disclosures About Market Risk..............................  76

       Item 8    -   Financial Statements and Supplementary Data.............................................  77

       Item 9    -   Changes in and Disagreements with Accountants and Financial Disclosure.................. 107

Part III

       Item 10   -   Directors and Executive Officers of the Registrant...................................... 107

       Item 11   -   Executive Compensation.................................................................. 107

       Item 12   -   Security Ownership of Certain Beneficial Owners and Management.......................... 107

       Item 13   -   Certain Relationships and Related Transactions.......................................... 107

Part IV

       Item 14   -   Exhibits, Financial Statement Schedules and Reports on Form 8-K......................... 108

       Signatures............................................................................................ 110


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

         The Company's primary strategy since the Conversion through fiscal 2000 has been to focus on effectively utilizing the capital acquired in the Conversion to fund asset growth and asset portfolio diversification into higher-yielding assets. This strategy resulted in an increase in the Company's asset size from $179.6 million at June 30, 1994 to $519.6 million at June 30, 2000. The Company's asset growth has come primarily through (i) the origination and purchase of mortgage loans (principally loans secured by one-to-four family owner-occupied homes) within and outside of the Company's primary lending area,
(ii) the purchase of mortgage-backed and related securities, and (iii) the origination and purchase of commercial real-estate and business loans within and outside of the Company's primary lending area. This asset growth was funded through significant increases in Federal Home Loan Bank ("FHLB") advances and other borrowings, and increases in deposits consisting primarily of brokered and non-brokered wholesale deposits.

         The Company's asset portfolio diversification has been achieved by altering the composition of loans and securities originated, purchased, sold and held in the total asset portfolio. In particular, the Company has focused on originating and purchasing higher-yielding non-conforming one-to-four family, multi-family, commercial real estate and commercial business loans secured by properties or assets located within the Company's primary lending area (as defined herein) and outside of the Company's primary lending area, to either replace or supplement lower-yielding one-to-four family mortgage loans and principal run-off from the mortgage securities portfolio. In fiscal 2000, the Company originated and purchased loans or participation interests (loan production) totaling $140.4 million and $118.9 million, respectively, (total loan production of $259.3 million) as compared to fiscal 1999 when originated and purchased loans and participation interests totaled $202.1 million and $56.9 million, respectively (total loan production of $259.0 million). Approximately $132.4 million and $47.1 million of the Company's total loan production related to properties or business assets located outside of the Company's primary lending area in fiscal 2000 and 1999, respectively (representing 32.09% and 15.76% of gross loans at June 30, 2000 and 1999, respectively). A significant portion of the Company's loan production in 2000 related to multi-family and construction loans, commercial real estate loans, commercial construction and land loans and commercial business loans.

         The Company has substantially completed its strategy of utilizing the capital acquired in the Conversion to fund asset growth and asset portfolio diversification into higher-yielding assets. In fiscal 2001, the Company does not intend to significantly grow in asset size from its current level of $519.6 million.* Under FDIC regulatory capital adequacy guidelines, the Bank must maintain certain amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations) in order to maintain its status as a well-capitalized institution. As of June 30, 2000, the Bank was fully-leveraged from a risk-based capital standpoint, with a ratio of total capital to risk-weighted assets of 10.34% (with a required ratio of 10%). See Note 9 to the Company's Notes to Consolidated Financial Statements. Therefore, in fiscal 2001, in order to maintain its well-capitalized status, the Bank will only be able to increase its asset base to the extent of net retained earnings.

         The Company intends to continue to maximize the yield on its loan portfolio in fiscal 2001 by maintaining the portfolio percentage composition of higher-yielding non-conforming one-to-four family, multi-family, commercial real estate and commercial business loans and selling substantially all of its current year lower-yielding one-to-four family mortgage loans originated.* The Company projects that total loan production will be approximately $200 million in fiscal 2001 compared to $259.3 million in fiscal 2000*. The Company anticipates that approximately half of its total loan production in fiscal 2001 will be generated from the purchase of loans secured by properties located outside of its primary market area.* A significant portion of out-of-market purchases are expected to relate to non-conforming one-to-four family mortgage loans, multi-family and commercial real-estate loans.*

         The Company intends to evaluate the benefits of converting the Bank from a state thrift charter to a state bank charter in 2001.* Under regulations established for state savings banks by the Wisconsin Department of Financial Institutions ("DFI"), the Bank is limited in the amount of commercial real estate and commercial business loans it can hold in its loan portfolio. The DFI approved limit for the Bank was 30% of the Bank's total asset base at June 30, 2000 and June 30, 1999. At June 30, 2000, the Bank had $138.3 million of such loans in its portfolio, representing 26.6% of the Bank's total asset base of $520.0 million. At June 30, 1999, the Bank had $77.7 million of such loans in its portfolio, representing 16.5% of the Bank's asset base of $469.6 million. The Company projects that the percentage of total assets represented by commercial real estate and commercial business loans will not increase significantly in fiscal 2001 as a substantial portion of these new originations and purchases are expected to be sold in the secondary market. Thus, while management believes that this current regulatory limit is currently sufficient to meet the Bank's business strategy in fiscal 2001, the Company intends to evaluate whether a state bank charter would provide more lending flexibility.*

         The Company intends to begin the process of increasing the level of core retail deposits relative to brokered and non-brokered wholesale deposits which is expected to reduce the overall cost of liabilities for the Company.* This process will begin in fiscal 2001 through the use of several different strategies, including changing the bank name from West Allis Savings Bank to Ledger Bank, S.S.B., opening a new full-service banking center in Glendale, Wisconsin, implementing a proactive internal sales culture, and by offering an internet-only deposit product.*

         The Company intends to enhance its presence in the marketplace by changing its bank name from West Allis Savings Bank to Ledger Bank, S.S.B. during the second quarter of fiscal 2001.* The new name, Ledger Bank, S.S.B., was strategically selected to pay tribute to the Bank's 81-year old heritage as a trustworthy, solid community bank and to act as a vehicle to demonstrate the Bank's commitment to future growth.* The Company believes the new name will enable it to create a differentiated, customer-focused, financial services brand in the market.* The new name will become official on October 26, 2000, the day following the Company's annual meeting of shareholders, with a local media and promotional campaign. The Company believes the new name will help enhance the Bank's growth plans to increase its market share around each current branch office, opening a new full-service banking center as well as the ongoing sales efforts of its residential lending officers and business loan officers throughout southeastern Wisconsin.* The Company intends to support the new name and enhanced brand identity through increased marketing expenditures in fiscal 2001.*

         A new full-service banking center in Glendale, Wisconsin is expected to be operating during the third quarter of fiscal 2001.* This north shore location currently serves as the executive and administrative headquarters for the Company and Bank. Location-specific market research was conducted during fiscal 2000 by a third party company, placing this site as one of the top five locations for attracting core deposit balances in Milwaukee County. The full-service banking center will offer traditional deposit products and services, discount brokerage services, and mortgage, consumer and commercial business lending services.* The Company expects to incur significant non-interest expenses in connection with opening the new banking center.*

         During fiscal 2001, the Company also intends to generate additional non-interest income from existing and new revenue sources.* This is expected to be accomplished by (i) continuing to generate commercial lending and deposit activities through the commercial lending division, (ii) increasing fee income opportunities within the residential mortgage lending division through the sale of one-to-four family mortgage loans and referral of subprime mortgage loans,
(iii) increasing fees from its insurance subsidiary, Hallmark Planning Services, Inc., and (iv) expanding commercial mortgage banking activities during fiscal 2001.*

         In fiscal 2001, the Company intends to continue pursuing commercial lending activities through its commercial banking division as another source of additional fee income and higher-yielding assets.* The focus of the Company's commercial division will be the origination and purchase of small business loans and leases, as well as the acquisition of business deposits.* During fiscal 2000, the Company originated and purchased $158.2 million of multi-family, commercial real estate, multi-family construction, commercial construction and commercial business loans, lines of credit and leases, of which $80.9 million were purchases and $77.3 were originations. Management currently projects that the commercial lending division will significantly decrease its origination and purchase activity (by approximately 50%) during fiscal 2001 in order to maintain a minimal growth rate in the Company's asset base.* The Company also expects increased fee income from the commercial banking division resulting from a growth in business deposit relationships.* The Company also has recently implemented a program for mortgage contract cash processing within the commercial lending division, a service which generates fee income. Through the program, the Bank acts as a partial sub-servicer, providing a cash/processing function for nationally originated commercial real estate loans.

         During fiscal 2001, the Company also intends to increase its non-interest income by expanding the secondary marketing activities of its residential mortgage division, generating additional fee income through the sale of mortgage credit and life insurance, and through the referral of subprime mortgage loans to a third party lender.* The Company expects one-to-four family mortgage loan originations to increase despite the generally higher level of market interest rates due to increased marketing activities and expansion of our retail banking centers.* It is currently anticipated that substantially all of the 30-year fixed rate conforming one-to-four family mortgage loans originated in fiscal 2001 will be sold in the secondary market resulting in income from gains on loans sold.*

         During the fourth quarter of fiscal 2000, the Company discontinued its lending activities involving higher credit risk financial services (also known as subprime lending) through Hallmark Financial, Inc. (d/b/a Major Finance). Major Finance was formed to broker subprime loans primarily secured by one-to-four family mortgage and commercial real estate within and outside the Company's primary lending area. Management discontinued the operations of Major Finance due to the lack of loan production to cover the costs of engaging in this lending activity. No loans originated by Major Finance are currently in the Bank's portfolio. It is anticipated that the Company's subprime lending activities in fiscal 2001 will be limited to referring subprime loan prospects to third-party lenders through the residential mortgage lending division and generating referral fee income from such activity.*

         The Company expects its insurance subsidiary, Hallmark Planning Services, Inc., to generate additional fee income in fiscal 2001 from the sale of securities, mutual funds, annuities and life insurance products by licensed investment brokers. The Company attributes the projected growth in fee income to the overall business strategy of adding a new retail banking center and the implementation of a proactive sales culture in fiscal 2001.*

         During fiscal 2001, the Company also intends to generate non-interest income by leveraging its existing commercial lending capabilities through the origination, selling and servicing of commercial real estate mortgages on a national basis, with primary concentration in the southwest and western regions of the country.* While the Company primarily expects to originate and purchase commercial real estate mortgages on a national basis, it also may originate and purchase loans or participation interests in loans secured by multi-family real estate and commercial business assets.* The new commercial mortgage banking operation, Hallmark Financial, Inc. ("HFI"), will be a wholly-owned subsidiary of the Company. HFI will originate loans from a third party commercial real-estate broker on a non-exclusive basis and act as the lender of record until the loan is sold without recourse, generally within 45 days of the loan closing.* HFI will retain the servicing rights to these loans and receive a servicing fee.* The Company estimates that during fiscal 2001 HFI will originate, sell and service approximately $50 - $100 million of commercial real estate mortgage loans on a national basis, with primary concentration in the southwest and western regions of the country.* HFI revenues, generated primarily through the collection of originating and servicing fees, are projected to be approximately $150,000 - $300,000 in fiscal 2001.* The primary benefit of the expansion of the Bank's commercial lending activities is to gain economies of scale through the ability to leverage existing staff, expertise level, overhead and infrastructure in order to increase fee income without a significant incremental increase in expenses.*

         The Company expects to incur significant increases in non-interest expense as a result of implementing its strategic business plan in fiscal 2001.* In addition, the Company's negative interest rate gap position (41.1% at June 30, 2000) will likely reduce net income in the event of an increase in market interest rates.* To mitigate the Company's exposure to rising interest rate levels, the Company intends to decrease its negative interest rate gap position by lengthening the maturities of its wholesale funding sources (wholesale brokered CDs and FHLB advances). The Company also may implement hedging strategies involving derivative financial instruments such as options and interest rate swaps during fiscal 2001.* See "Management's Discussion and Analysis of Financial Condition - Asset/Liability Management." As a result of the projected expense increases and narrowing of interest margin due to the gap position and the generally higher level of interest rates, the Company expects net income in fiscal 2001 to fall below reported net income for 2000.* Despite the projected decline in net income, the Company believes the strategic benefits of the expanded sales and branch activities will have a long-term positive impact on the Company's results of operations and franchise value.

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

         The Company's administrative office is located at 5555 N. Port Washington Road, Glendale, Wisconsin. The city of Glendale is immediately north of the city of Milwaukee, which is located on the western shore of Lake Michigan, approximately 90 miles north of Chicago, Illinois. The Company has three full-service branches located in West Allis, Greenfield and New Berlin, which are suburbs in Milwaukee and Waukesha counties, respectively. The Company also operates a limited-services office inside of a senior community residence in West Allis. All of the Company's locations are in areas generally characterized as residential neighborhoods.

         During fiscal 2000, the Company intends to open a new retail office in the building currently housing the administrative office in Glendale, Wisconsin.* Like the Company's other locations, the new location is located in a primarily residential neighborhood, but management anticipates opportunity for commercial loan origination and deposit acquisition.* See "Item I. Business - General."

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

LENDING ACTIVITIES

   GENERAL

         The largest component of the Bank's gross loan portfolio, which totaled $412.6 million at June 30, 2000, was first mortgage loans secured by owner-occupied one-to-four family residences. At June 30, 2000, one-to-four family owner-occupied mortgage loans totaled $169.0 million or 41.0% of gross loans. Of the remaining gross loans held at June 30, 2000, 21.0% were commercial real estate loans, 10.1% were multi-family mortgage loans, 5.2% were home equity loans, 4.2% were one-to-four family non-owner-occupied mortgage loans, 6.0% were commercial business loans, 6.6% were commercial construction and lot loans, 2.9% were multi-family construction loans, 2.2% were one-to-four family construction loans and 0.8% were in various consumer loans. As part of its strategy to manage interest rate risk, the Bank originates primarily ARM loans or fixed-rate loans which have short- and intermediate-term maturities for its own loan portfolio. The Bank also offers longer-term fixed-rate loans, of which substantially all are sold to secondary market investors within guidelines established by the Asset/Liability Committee.

         Since fiscal 1996, the Bank has been actively diversifying its loan portfolio from lower-yielding one-to-four family mortgage loans into higher-yielding non-conforming 1-4 family, multi-family, commercial real estate and commercial business loans while increasing the total asset size of the Bank. At June 30, 2000, total gross loans receivable grew 38.0% to $412.6 million from $298.9 million at June 30, 1999. During the same period, higher-yielding non-conforming 1-4 family, multi-family, commercial real estate, commercial construction/land and commercial business loans increased proportionately higher than lower-yielding one-to-four family conforming mortgage loans. Commercial real estate loans grew by 104.2% to $86.5 million at June 30, 2000 from $42.4 million at June 30, 1999, commercial construction and land loans grew by 59.4% to $27.2 million at June 30, 2000 from $17.1 million at June 30, 1999 and commercial business loans grew by 34.7% to $24.6 million from $18.3 million during the same period. Multi-family real estate and construction loans grew by 19.0% to $53.6 million at June 30, 2000 from $45.1 million at June 30, 1999. One-to-four family mortgage and construction loans increased by 28.8% to $195.7 million at June 30, 2000 from $151.9 million at June 30, 1999. The increase in one-to-four family mortgage loans was primarily due to the Bank's purchase of higher-yielding non-conforming one-to-four family mortgage loans that were secured by properties located outside of the Company's primary lending area and totaled $37.0 million at June 30, 2000. During periods of lower interest rates, customers generally prefer long-term fixed rate mortgages, which the Bank originates and typically sells in the secondary market based on its asset/liability management strategy. Substantially all of the 30-year fixed rate conforming one-to-four family mortgage loans originated in fiscal 2000 were sold in the secondary market on a service-released basis in lieu of being retained in the Bank's portfolio.

         The Company intends to maintain a higher-yielding asset portfolio composition in fiscal 2001 by originating and purchasing loans or participation interests both within and outside the Company's primary lending area.* The Company's management will continue to evaluate and implement opportunities to originate and purchase multi-family, commercial real estate loans, multi-family and commercial construction loans, commercial business loans or participation interests in such loans originated by other lenders on a national basis. In fiscal 2000, approximately 32.09% (or $132.4 million) of the Company's gross loan portfolio related to properties or business assets located outside of the Company's primary lending area, compared to approximately 15.75% (or $47.1 million) in fiscal 1999.

In terms of geographic distribution of loans, no single state (other than Wisconsin) represented in excess of 10% of the Company's gross loan portfolio at June 30, 2000. However the Company did have loan balances secured by properties located in California, Minnesota, Illinois, New York and Michigan which represented 5.4%, 4.7%, 3.8%, 2.4% and 2.1% of the Company's gross loan portfolio at June 30, 2000, respectively.

         In deciding whether or not to purchase a loan or participation interest in a loan originated outside of the Company's primary lending area, management of the Company has applied, and intends to continue to apply underwriting guidelines at least as strict as those applicable to the origination of comparable loans within its market area. Management of the Company intends to continue to closely monitor the performance of such loans secured by multi-family and commercial real estate as well as business assets, as these types of loans generally involve a greater degree of credit risk than one-to-four family loans and carry larger balances. The increased credit risk is the result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effect of general economic conditions on income producing properties, and the increased difficulty of evaluating and monitoring these types of loans. These risks may be increased with respect to loans secured by properties located outside the Company's primary lending area due to the increased difficulty of monitoring such loans. Due to the risks associated with this type of lending, the Company uses a separate risk monitoring and analysis process for its portfolio of purchased loans both within and outside of its primary lending area.

         The Company also applies a stringent underwriting review process before purchasing one-to-four family non-conforming loans that involve higher loan-to-value and debt-to-income ratios both within and outside of its primary lending area. Additional procedures have been implemented relative to non-conforming one-to-four family mortgage loans originated by the Company for its own portfolio which include a secondary review process in the areas of underwriting, risk and yield analysis. A monthly review of the portfolio is conducted by the Company's Asset Quality Committee.

         As the Company's volume of non-conforming one-to-four family, multi-family, commercial real estate and commercial business lending activity has increased, the Company has built a higher level of allowance for loan losses, established through a provision for loan losses, which has had a negative effect on the Company's net income in the short term. However, the Company believes that building the higher-yielding non-conforming one-to-four family, multi-family, commercial real estate and commercial business components of its gross loan portfolio will produce higher net interest margin after loan losses than the current loan portfolio mix and will benefit the Shareholders longer term by improving the Company's return on equity.*

     COMPOSITION OF LOAN PORTFOLIO

         The following table presents information concerning the composition of the Bank's loan portfolio in dollar amounts and in percentages (before deduction for loans in process, deferred fees and discounts, allowance for loan losses and allowance for uncollected interest) as of the dates indicated.

                                                                            AT JUNE 30,
                                                ------------------------------------------------------------------
                                                         2000                 1999                   1998
                                                ------------------------------------------- ----------------------
                                                 AMOUNT     PERCENT     AMOUNT    PERCENT      AMOUNT    PERCENT
                                                 ------     -------     ------    -------      ------    -------
                                                                     (DOLLARS IN THOUSANDS)
REAL ESTATE LOANS:
   One-to-four family:
      Owner-occupied........................     $169,028    41.0%     $132,924    44.5%     $134,877     46.7%
      Non-owner occupied....................       17,248     4.2        15,036     5.0        20,205      7.0
      Home equity...........................       21,758     5.2        20,457     6.8        25,079      8.7
   Multi-family.............................       41,751    10.1        36,320    12.1        33,513     11.6
   Commercial/nonresidential................       86,521    21.0        42,366    14.2        34,610     12.0
   One-to-four family construction..........        9,414     2.2         3,933     1.3         3,718      1.3
   Multi-family construction................       11,870     2.9         8,740     2.9         3,120      1.1
   Other construction and land..............       27,179     6.6        17,056     5.7        13,874      4.8
                                                 --------  ------      --------   -----      --------    -----
      Total real estate loans...............      384,769    93.2       276,832    92.6       268,996     93.2
CONSUMER AND OTHER LOANS:
   Automobile...............................          262     0.1           444     0.1           755      0.3
   Credit card..............................        2,112     0.5         2,372     0.8         2,777      1.0
   Other consumer loans.....................          853     0.2         1,030     0.4         1,476      0.5
                                                 --------  ------      --------   -----      --------    -----
      Total consumer loans..................        3,227     0.8         3,846     1.3         5,008      1.8
   Commercial loans.........................       24,589     6.0        18,254     6.1        14,646      5.1
   Gross loans receivable...................      412,585   100.0%      298,932   100.0%      288,650    100.0%
                                                 --------  ------      --------   -----      --------    -----
ADD:
   Accrued interest, net....................        2,031                 1,664                 1,764
LESS:
   Loans in process.........................      (18,589)              (16,279)               (6,848)
   Deferred fees and discounts..............         (630)                 (490)                 (319)
   Allowance for loan losses ...............       (3,201)               (2,648)               (2,329)
   Allowance for uncollected interest.......         (432)                  (59)                  (29)
                                                 --------              --------              --------
       Total additions/deductions...........      (22,852)              (19,476)               (7,762)
                                                 --------              --------              --------
           Loans receivable, net............     $391,764              $281,120              $280,889
                                                 ========              ========              ========




                                                               AT JUNE 30,
                                                ------------------------------------------
                                                         1997                  1996
                                                ------------------------------------------
                                                   AMOUNT    PERCENT     AMOUNT    PERCENT
                                                   ------    -------     ------    -------
REAL ESTATE LOANS:
   One-to-four family:
      Owner-occupied........................     $153,618     53.6%    $146,022     58.7%
      Non-owner occupied....................       13,893      4.9        7,667      3.1
      Home equity...........................       25,297      8.8       19,349      7.8
   Multi-family.............................       27,616      9.7       19,788      8.0
   Commercial/nonresidential................       21,693      7.6        5,488      2.2
   One-to-four family construction..........       17,382      6.1       23,885      9.6
   Multi-family construction................        9,621      3.4       13,131      5.3
   Other construction and land..............        7,385      2.6        6,491      2.6
                                                 --------    -----     --------    -----
      Total real estate loans...............      276,505     96.7      241,821     97.3
CONSUMER AND OTHER LOANS:
   Automobile...............................        1,195      0.4        1,774      0.7
   Credit card..............................        2,730      1.0        2,585      1.0
   Other consumer loans.....................        1,950      0.7        2,372      1.0
                                                 --------    -----     --------    -----
      Total consumer loans..................        5,875      2.1        6,731      2.7
   Commercial loans.........................        3,471      1.2            -      0.0
   Gross loans receivable...................      285,851    100.0%     248,552    100.0%
                                                 --------    -----     --------    -----
ADD:
   Accrued interest, net....................        1,694                 1,287
LESS:
   Loans in process.........................      (11,998)              (23,770)
   Deferred fees and discounts..............         (197)                  (18)
   Allowance for loan losses ...............       (1,762)               (1,234)
   Allowance for uncollected interest.......          (32)                  (10)
                                                 --------              --------
       Total additions/deductions...........      (12,295)              (23,745)
                                                 --------              --------
           Loans receivable, net............     $273,566              $224,807
                                                 ========              ========





     LOAN MATURITY

         The following table shows the contractual maturity of the Bank's loan and mortgage-backed and related securities portfolio at June 30, 2000. Loans that have adjustable rates are shown as being due in the period during which the last payment is due. Demand loans that have no schedule for repayment and no stated maturity are reported as due in one year or less. The table does not include estimated prepayments or scheduled principal amortization. Prepayments and scheduled principal amortization on loans totaled $110.3 million, $199.7 million and $140.2 million for the years ended June 30, 2000, 1999 and 1998, respectively. Management anticipates that if and when the Bank purchases multi-family, one-to-four family, commercial real estate and commercial business loans, or participation interests in such loans, there will not be a material impact on the contractual maturities of the Bank's loan portfolio.*


                                                                                                 AT JUNE 30, 2000
                                          ------------------------------------------------------------------------------------------


                                                         ONE-TO-
                                            ONE-TO-       FOUR                                  MULTI-     COMMERCIAL/     OTHER
                                             FOUR        FAMILY        HOME         MULTI-      FAMILY         NON-    CONSTRUCTION/
                                            FAMILY    CONSTRUCTION    EQUITY        FAMILY   CONSTRUCTION  RESIDENTIAL      LAND
                                            ------    ------------    ------        ------   ------------  -----------      ----
                                                                                 (IN THOUSANDS)
AMOUNTS DUE:
   Within one year.....................   $      72    $     612    $     262    $     968    $   7,620    $   8,447    $   5,758
   After one year:
     One to three years................       1,096          200          309        8,001         --          8,460        6,500
     Three to five years...............       2,955         --            919       13,736        1,500       29,649        4,491
     Five to ten years.................      16,309        1,000       19,410        5,153        1,600       25,737        8,205
     Ten to 20 years...................      79,678         --            858        3,090        1,150       14,228        2,225
     Over 20 years.....................      86,166        7,602           --       10,803           --           --           --
                                          ---------   ----------   ----------   ----------   ----------   ----------   ----------
       Total due after one year........     186,204        8,802       21,496       40,783        4,250       78,074       21,421
                                          ---------   ----------   ----------   ----------   ----------   ----------   ----------
       Total amounts due...............     186,276        9,414       21,758       41,751       11,870       86,521       27,179
LESS:
   Loans in process....................        (105)      (4,155)          --           --       (4,272)        --        (10,057)
   Deferred fees and discounts.........        (371)          --           --           --           --         (259)          --
   Allowance for loan losses...........        (719)         (13)        (243)        (331)         (57)      (1,125)        (214)
   Unrealized loss on
   securities available-for-sale.......          --           --           --           --           --           --           --
                                          ---------   ----------   ----------   ----------   ----------   ----------   ----------


Loans receivable and mortgage-
   backed and related securities, net..   $ 185,081   $    5,246   $   21,515   $   41,420   $    7,541   $   85,137   $   16,908
                                          =========   ==========   ==========   ==========   ===========  ==========   ==========





                                                              AT JUNE 30, 2000
                                          -------------------------------------------------
                                               TOTAL
                                            MORTGAGE-
                                              BACKED
                                               AND
                                             RELATED
                                            SECURITIES   CONSUMER     COMMERCIAL      TOTAL
                                            ----------   --------     ----------      -----
                                                              (IN THOUSANDS)
AMOUNTS DUE:
   Within one year.....................     $     889    $   2,200    $  12,559    $  39,387
   After one year:
     One to three years................           110          249        4,372       29,297
     Three to five years...............           817          118        4,522       58,707
     Five to ten years.................           269          445        3,136       81,264
     Ten to 20 years...................        10,195          215          --       111,639
     Over 20 years.....................        39,214           --          --       143,785
                                            ---------    ---------    ---------    ---------
       Total due after one year........        50,605        1,027       12,030      424,692
                                            ---------    ---------    ---------    ---------
       Total amounts due...............        51,494        3,227       24,589      464,079
LESS:
   Loans in process....................            --           --           --      (18,589)
   Deferred fees and discounts.........            41           --           --         (589)
   Allowance for loan losses...........            --         (148)        (351)      (3,201)
   Unrealized loss on
   securities available-for-sale.......          (574)          --           --         (574)
                                            ---------    ---------    ---------    ---------


Loans receivable and mortgage-
   backed and related securities, net..     $  50,961    $   3,079    $  24,238    $ 441,126
                                            =========    =========    =========    =========



         The following table sets forth at June 30, 2000, the dollar amount of all loans and mortgage-backed and related securities due after June 30, 2001, and whether such loans have fixed interest rates or adjustable interest rates.


                                                                                       DUE AFTER JUNE 30, 2001
                                                                              ------------------------------------------
                                                                               FIXED        ADJUSTABLE          TOTAL
                                                                               -----        ----------          -----
                                                                                          (IN THOUSANDS)
Mortgage loans:
            One-to-four family.........................................      $144,268        $ 41,936          $186,204
            One-to-four family construction............................         1,200           7,602             8,802
            Home equity................................................         2,542          18,954            21,496
            Multi-family...............................................        28,865          11,918            40,783
            Multi-family construction..................................         4,250              --             4,250
            Commercial/nonresidential..................................        65,415          12,659            78,074
            Other construction and land................................         4,551          16,870            21,421

Consumer loans  .......................................................         1,027              --             1,027
Commercial loans.......................................................        11,747             283            12,030
                                                                             --------        --------          --------

              Gross loans receivable...................................       263,865         110,222           374,087

Mortgage-backed and related securities.................................        29,262          21,343            50,605
                                                                             --------        --------          --------

              Gross loans receivable and
                mortgage-backed and related securities.................      $293,127        $131,565          $424,692
                                                                             ========        ========          ========

     ONE-TO-FOUR FAMILY MORTGAGE LENDING

         The majority of the Bank's historical lending activity has been the origination of first mortgage loans secured by one-to-four family owner-occupied residences located within the Bank's primary lending area. In fiscal 2000, the Bank primarily originated one-to-four family real estate loans secured by properties located within the Bank's primary lending area and purchased one-to-four family real estate loans secured by properties located outside the Bank's primary lending area. At June 30, 2000, the Bank's one-to-four family mortgage loan portfolio was $186.3 million (representing 45.2% of gross loans) compared to $148.0 million (representing 49.5% of gross loans) at June 30, 1999. Due to the higher level of interest rates and lower level of refinancing activity, the Bank's originations of one-to-four family loans decreased by 61.7% to $34.2 million at June 30, 2000 from $89.3 million at June 30, 1999. The Bank purchased $38.0 million in non-conforming one-to-four family mortgage loans during fiscal 2000 all of which were secured by properties located outside of the primary lending area, compared to $7.0 million in one-to-four family non-conforming loan purchases during fiscal 1999. All one-to-four family mortgage loans purchased in fiscal 2000 were retained in the Bank's loan portfolio. The purchased loans either were underwritten in accordance with the Bank's underwriting guidelines or if the Bank's underwriting guidelines were not met, other credit enhancements or rate adjustments were obtained.

         The Bank offers conventional fixed-rate mortgage loans and ARM loans with maturity dates that typically range from 15 to 30 years. During fiscal 2000, substantially all of the ARM loans were originated for the Bank's own loan portfolio. The Bank also originates 15-year fixed-rate loans that primarily have been retained in the Bank's portfolio in recent fiscal years but which the Bank may sell in the future.* During the fiscal year ended June 30, 2000, the Bank originated and purchased $7 million in fixed-rate one-to-four family mortgage loans. The Bank sold $11.5 million in fixed-rate one-to-four family mortgage loans in fiscal 2000 of which substantially all were 30-year fixed-rate mortgage loans. The Bank had sold primarily all of its 30-year fixed-rate loans in prior years. In fiscal 2001, the Bank intends to continue to sell a larger percentage of one-to-four family conforming mortgage loans in the secondary market as part of its strategy to generate gains from the sale of such loans and to not significantly grow the asset base.* Certain fixed-rate loans made under special loan terms or programs, principally originated for purposes of compliance with the Community Reinvestment Act are retained in the Bank's portfolio. The Bank follows Freddie Mac and Fannie Mae underwriting guidelines for its conforming one-to-four family mortgage loans.

         Due to the highly competitive banking environment in its primary lending area, the Bank offers a variety of rates, fees, origination terms and mortgage products. While the interest rate on a mortgage loan is a function of the origination points charged, the Bank has originated and intends to continue to originate loans that are for sale in the secondary market and primarily without points.*

         In fiscal 2001, the Bank intends to continue from time to time purchasing higher-yielding one-to-four family non-conforming mortgage loans secured by properties located both within and outside of the Company's primary lending area.* One-to four family non-conforming portfolio loans are defined as loans that do not meet Freddie Mac or Fannie Mae underwriting guidelines generally due to reasons such as alternative or limited documentation, higher loan-to-value ratios, higher debt-to-income ratios, consolidation of unseasoned debt, 100% combined loan-to-value ratios or no private mortgage insurance. With respect to these loans made at higher loan-to-value ratios, other underwriting criteria such as debt-to-income ratios and credit history are given greater emphasis than loans involving lower loan-to-value ratios and conforming underwriting guidelines. Credit and payment histories are current and generally considered acceptable by federal secondary market agency standards. Due to the higher loan-to-value or debt-to-income ratios, these loans may present a higher level of risk of default and are accordingly made at higher interest rates than one-to-four family conforming loans. Because the Bank is not involved in the lending origination process, the Bank takes efforts to mitigate the additional risk by reviewing the historical payment and credit history of the borrower, and the collateral quality prior to purchase of the loans. The Bank expects the servicing of these non-conforming portfolio loans to be retained by the originating lender.*

         The Bank also originates mortgage loans secured by one-to-four family properties located within its primary lending area for retention in its own portfolio which do not conform to Freddie Mac and Fannie Mae underwriting guidelines, typically due to higher loan-to-value ratios, source of down payment or lower credit scores. The Company estimates that approximately 25% of its total one-to-four family originations in fiscal 2000

(or approximately $7 million) were comprised of one-to-four family non-conforming mortgage loans secured by properties within the Company's primary lending area. Management anticipates that origination levels of one-to-four family non-conforming mortgage loans in fiscal 2001 will remain approximately the same.* To compensate for the non-conforming characteristics which increase the risk on these loans, the Bank receives a higher interest rate or fees. Additional procedures have been implemented relative to non-conforming one-to-four family mortgage loans originated by the Company for its own portfolio which include a secondary review process in the areas of underwriting, risk and yield analysis. A monthly review of the portfolio is conducted by the Company's Asset Quality Committee.

         Upon receipt of a completed mortgage application from a prospective borrower, a credit report is ordered, an appraisal from an independent third-party is obtained, income and other deposit information is verified, and, as necessary, additional financial information is requested. The Bank requires title insurance on all first mortgage loans. Borrowers must present evidence of appropriate hazard insurance and flood insurance (if applicable) prior to the closing. Borrowers are generally required to advance funds on a monthly basis, together with payments of principal and interest, to a mortgage escrow account from which the Bank makes disbursements for items such as real estate taxes, hazard insurance, and in some cases, flood insurance. For loans with lower loan-to-value ratios, escrow requirements may be waived for an additional fee. The lending policy of the Bank for its one-to-four family mortgage loans meeting federal secondary market guidelines restricts mortgage loan amounts to 80% of the lesser of the appraised value or purchase price of the real estate to be mortgaged to the Bank. The Bank makes mortgage loans in amounts up to 95% of the lesser of the appraised value or purchase price, subject to the availability of private mortgage insurance insuring the amount in excess of 80% of the appraised value or purchase price. One-to-four family non-conforming mortgage loans purchased by the Company typically do not have private mortgage insurance. Another exception to this policy is for ARM loans in which case the Bank loans up to 95% of the appraised value or purchase price with the appropriate private mortgage insurance. The Bank's underwriting department reviews all the pertinent information and makes a credit decision for approval or denial within established Bank policy guidelines. Utilizing the Bank's current underwriting guidelines, a portion of one-to-four family loans were outsourced to a contract underwriter, then reviewed by the Bank's internal underwriter during fiscal 2000. The use of outsourcing of one-to-four family loans to a contract underwriter is consistent with the strategy to contain the Bank's variable per loan origination costs. Recommendations to deny applications based on underwriting considerations are reviewed by the Bank's underwriter prior to a final loan denial and secondarily reviewed by the department manager. Summaries of all one-to-four family mortgage loan applications are reviewed on a monthly basis by the Board of Directors and the Loan Committee. Mortgage loans held in the Bank's loan portfolio generally include due-on-sale clauses, which provide the Bank with the contractual right to deem the loan immediately due and payable in the event the borrower transfers the ownership of the property without the Bank's prior consent. The Bank enforces the due-on-sale clauses of its mortgage loans.

         The Bank makes loans under various governmental programs including the Wisconsin Housing Economic Development Authority ("WHEDA"), the Federal Veterans Administration ("Fed VA"), the State Department of Veterans Affairs ("State VA") and utilizing whenever possible other grant programs offered through various local and state programs. The WHEDA and State VA programs generally have lower down payment requirements, lower interest rates and less restrictive qualification ratios. The WHEDA and State VA loans are originated for the agencies, underwritten and serviced by them. The Fed VA loans are originated for wholesale investors and underwritten by the agency to remove any risk to the Bank.

         One-year ARM loans currently adjust a maximum of 2 percentage points per year with a lifetime interest rate cap of 6.0% above the original note rate. Monthly payments of principal and interest are adjusted when the interest rate adjusts to maintain full amortization of the mortgage loan within the remaining term. The Bank also offers one- and three-year ARM loans, which adjust annually after the initial one- and three-year terms, and provide for an option to convert the ARM loan to a fixed-rate loan at certain intervals upon the payment of a fee. The initial rates offered on ARM loans fluctuate with general interest rate changes and are determined by competitive conditions and the Bank's yield requirements. The Bank primarily uses the one-year Constant Maturity United States Treasury index to determine the interest rate payable upon the adjustment date of outstanding ARM loans. Substantially all of the ARM loans that contain a fixed-rate conversion feature permitting conversion to a fixed-rate for up to five years after origination are sold in the secondary market. Substantially all

ARM loans that are originated for the Bank's own portfolio are non-convertible to a fixed rate. Conversion terms are established at origination to permit the Bank to sell the ARM loan to secondary market investors immediately upon conversion to a fixed rate. From time to time, the Bank offers initial interest rates on the ARM loans it originates below the fully indexed rate (i.e., "teasers"). To minimize the associated risk with ARM loans, borrowers are qualified at the higher of the initial offering rate or the fully indexed rate. ARM loans generally pose different risks than fixed-rate loans. In a rising interest rate environment, the underlying ARM loan payment rises, increasing the potential for default, and the marketability of the underlying property may be adversely affected. In a decreasing interest rate environment, mortgagors tend to refinance to fixed-rate loans. The Bank's delinquency experience on its ARM loans has been minimal.

         Prior to the mid-1980s, the Bank originated ARM loans which carried interest rates that were subject to annual adjustment by the Bank on a discretionary basis ("non-index ARMs"). At June 30, 2000, the Bank had $3.0 million of non-index ARMs outstanding.

         The Bank offers one- to two-year ARM loan programs amortized over a 15-year term for land loans. Under these programs, the interest rate and monthly payment are fixed for the initial term and, thereafter, adjust annually after the initial one- and two-year terms.

     HOME EQUITY LENDING

         The Bank originates closed- and open-ended home equity loans, also referred to as flexLOANS, secured by one-to-four family residences within its primary lending area. The closed-end home equity loans have fixed rates for periods of up to fifteen years. Open-ended home equity loans are granted for up to a ten-year term, renewable at the sole discretion of the Bank for up to additional ten-year periods. The minimum periodic payment on open-ended home equity loans is based on 1.5% for loans with combined loan-to-value ratios up to 100% and interest-only on loans up to 85% combined loan-to-value ratios. After an initial introductory interest rate which is set below the fully-indexed rate, open-ended loans have an interest rate adjustable monthly, currently set at the prime rate plus 2%-3% for loans with combined loan-to-value ratios above 85% and prime rate for loans with combined loan-to-value ratios up to 85%. Origination fees are charged on close-ended home equity loans. The Bank reviews completed loan applications, receives a credit report, verifies income and other financial data, and either uses the tax assessment of the property as assessed by the local municipality or obtains a separate appraisal of the property to determine the maximum amount it will loan on such property. The Bank's delinquency experience on home equity loans has been minimal. At June 30, 2000, the home equity loan portfolio was $21.8 million compared to $20.5 million at June 30, 1999. The open-ended home equity product is promoted by loan originators and offers the Bank an asset that adjusts with current interest rates and is part of the Bank's asset/liability management strategy. In fiscal 2001, the Bank intends to increase its home equity business by offering packaged account relationships to Bank customers.*

     RESIDENTIAL CONSTRUCTION LENDING

        Construction loans are made to individuals who have signed construction contracts with a homebuilder and to a lesser extent, directly to a self-builder. Loan proceeds are disbursed through a title insurance company as residential construction progresses. These loans have loan-to-value ratios not exceeding 95%. When the loan-to-value ratio exceeds 80%, private mortgage insurance is required which insures payment of a portion of the principal balance, reducing the Bank's exposure to 75% loan-to-value or less. Single-family residential loans are structured to allow the borrower to pay interest-only on the funds advanced during the first nine months of the loan. Thereafter, the borrower is required to commence principal and interest payments based on an amortization schedule of 351-months or fewer. The Bank's single-family residential construction loan programs are primarily one- or three-year ARM loans which require interest-only payments during the construction period. To increase the volume of residential construction loan activity, the Bank offers permanent financing on residential construction loans which enables borrowers to avoid duplicate closing costs normally associated with temporary financing during construction periods and permanent financing upon completion of construction.

         For the fiscal year ended June 30, 2000, residential construction loan originations and purchases totaled $9.1 million compared to $5.1 million at June 30, 1999. In fiscal 2000, all originated one-to-four family construction loans were secured by properties located within the Bank's primary lending area. A significant number of the Bank's construction loans result in permanent mortgage loans. In fiscal 2001, the Bank intends to evaluate opportunities to purchase, and may in fact purchase, residential construction loans or participation interests in such loans, originated by other lenders and secured by properties located outside of the Bank's primary lending area.* Because most residential construction loans are ARM loans, residential construction loans afford the Bank the opportunity to increase the repricing frequency of its loan portfolio. The Bank also receives yields on fixed-rate residential construction loans that are higher than those obtainable on fixed-rate loans secured by existing residential properties. While higher risks generally are associated with residential construction lending because of the uncertainties involved in the construction process, the Bank has taken precautions to reduce such risks by requiring private mortgage insurance if the loan-to-value ratio exceeds 80%. All construction loans originated by the Bank are underwritten according to the Bank's underwriting guidelines. The Bank originates and purchases construction loans whereby substantially all are provided permanent financing as a part of the original loan agreement. The Bank has had minimal delinquent residential construction loans to date.

     SUBPRIME LENDING

         During the fourth quarter of fiscal 2000, the Bank discontinued its lending activities involving higher credit risk financial services (also known as subprime lending) through Hallmark Financial, Inc. (d/b/a Major Finance). Major Finance was formed to broker subprime loans primarily secured by one-to-four family and commercial real estate within and outside the Company's primary lending area. Management discontinued the operations of Major Finance due to the lack of loan production to cover the costs of engaging in this lending activity. No loans originated by Major Finance remain on the Bank's books at June 30, 2000. It is anticipated the Company's subprime lending activities in fiscal 2001 will be limited to referring subprime loan prospects third-party lenders through the residential mortgage lending division and generating referral fee income from such activity. The Company estimates that it will collect a minimal level of referral fees from this activity, however, the Company recognizes value in providing this service to existing customers.*

     MULTI-FAMILY LENDING

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

         The Bank originated $11.6 million and $10.6 million in multi-family loans secured by properties within its primary lending area in fiscal 2000 and 1999, respectively. In fiscal 2000, the Bank purchased $6.0 million of multi-family loans, of which $3.5 million were secured by properties located outside its primary lending area. In fiscal 1999, the Bank purchased $1.0 million in multi-family loans, all of which were secured by properties within the primary lending area The Bank will continue to explore opportunities to originate and purchase multi-family loans both within and outside of its primary lending area in fiscal 2001.*

         Loans secured by multi-family real estate generally involve a greater degree of credit risk than one-to-four family mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income-producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced, the borrower's ability to repay the loans may be impaired. The risk may be increased on loans secured by properties located outside of the Bank's primary market due to the decreased ability to actively monitor such properties. Despite the risks inherent in multi-family real estate lending, the Bank's delinquent multi-family loans as a percentage of gross loans have been minimal. To the extent multi-family loans outside of the Company's primary lending area are purchased, management will utilize local servicing of the originating lender to attempt to mitigate the risks associated with this type of lending activity.

     MULTI-FAMILY CONSTRUCTION LENDING

         In fiscal 2000, the Bank decreased its multi-family residential construction lending activities as compared to fiscal 1999. The primary reason for the decrease in multi-family construction lending was a decrease in the origination of multi-family construction loans within the Bank's primary lending area. For the fiscal year ended June 30, 2000, the Bank originated no multi-family residential construction loans compared to $5.7 million for the fiscal year ended June 30, 1999. There were $3.1 million in purchases of multi-family construction loans in fiscal 2000, compared to no purchases in fiscal 1999. Of the $3.1 million in multi-family construction loans purchased in fiscal 2000, all related to properties located outside of the Bank's primary lending area and consisted of two separate transactions, which related to multi-family real estate located in Minnesota. In fiscal 2001, the Bank intends to evaluate opportunities to originate and purchase multi-family construction loans, or participation interests in such loans secured by properties located both within and outside of the Bank's primary lending area.*

         Multi-family construction loans typically offered by the Bank are balloon loans with three-to-five year terms amortized over 15 to 30 years after allowing for interest only payments during a twelve-month construction period. Loan proceeds are disbursed in increments through an insured title company as construction of the project progresses. The rates charged on the Bank's multi-family construction loans are typically higher than those charged on loans secured by one-to-four family residential properties. An origination fee of 0.5% to 1% of the principal amount is usually charged on such loans.

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

     COMMERCIAL REAL ESTATE LENDING

         Prior to fiscal 1996, the Bank had minimal originations of commercial real estate loans (i.e., loans secured by non-residential property). The Bank originated and purchased $11.0 million, $49.8 million and $52.9 million in commercial real estate loans in fiscal years 1998, 1999 and 2000, respectively. The increase in originations and purchases in fiscal 2000 is consistent with the Bank's asset portfolio diversification strategy into higher-yielding assets. In fiscal 2000, the Bank originated and purchased $52.9 million of commercial real estate loans, of which $20.2 million, (or 39.1%), were loans originated or purchased and secured by properties within the Bank's primary lending area, and $32.7 million were participation interests in loans secured by properties located outside of the Bank's primary lending area. The $32.7 million of participation interests purchased outside of the Bank's primary lending area consisted of 27 separate transactions with the largest transaction aggregating $3.9 million which is secured by a 148 room hotel located in Key West, Florida. In fiscal 2001, the Bank intends to continue to originate and purchase of commercial real estate loans or participation interests in loans secured by properties located both within and outside of its primary lending area.*

         Commercial loans generally will be underwritten in amounts of up to 80% of the lessor of the appraised value or purchase price of the underlying property. Appraisals on properties which secure commercial real estate will be performed by an independent appraiser designated by the lender at the time the application is submitted. In addition, the Bank's underwriting procedures require verification of the borrowers' credit history, an analysis of the borrower's income, credit history, personal and business (if applicable) financial statements and banking relationships and a review of the property, including cash flow projections, historical operating results and environmental concerns. The Bank evaluates all aspects of commercial real estate lending to mitigate risk to the extent possible. The Bank seeks to ensure that the property securing the loans will generate sufficient cash flow to adequately cover operating expenses and debt service payments. The Bank uses underwriting guidelines for loans purchased outside its primary lending area which are at least as strict as those guidelines for loans originated within its primary lending area.

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

     CONSUMER LENDING

         The Bank originates a variety of consumer loans, generally consisting of automobile, motorcycle, boat, mobile home and credit card. At June 30, 2000, these consumer loans totaled $3.2 million, or 0.8% of gross loans, compared to $3.8 million or 1.3% at June 30, 1999. Consumer loans generally have shorter terms and higher interest rates than mortgage loans but generally involve more risk than mortgage loans because of the type and nature of the collateral and, in certain cases, the absence of collateral. Consumer loans generally are dependent on the borrower's continuing financial stability and thus are more likely to be affected by adverse personal circumstances. Often the loans are secured by rapidly depreciable personal property, such as automobiles. Despite the risks inherent in consumer lending, the Bank's delinquent consumer loans as a percentage of gross loans has been minimal.

     OTHER CONSTRUCTION/LAND LENDING

         In fiscal 2000, the Bank originated and purchased $36.7 million of commercial real estate construction loans for commercial properties and residential real estate land loans compared to $28.4 million in fiscal 1999. These loans consist of adjustable rate mortgage loans originated at prevailing market rates and participation interests in commercial real estate construction loans originated by other lenders. Of the $36.7 million originated and purchased in fiscal 2000, $16.9 million were originated internally, and $10.3 million of the $16.9 million originated by the Bank consisted of commercial real estate construction loans and $6.6 million consisted of residential land loans. Of the $19.8 million of loans purchased, $19.3 million were participation interests in commercial real estate construction loans originated by other lenders and $500,000 consisted of land loans. $15.5 million of the $19.3 million of participation interests in commercial real estate construction loans were secured by properties located outside the Bank's primary lending area. The $15.5 million of participation interests purchased outside of the Bank's primary lending area consisted of 12 separate transactions with the largest transaction aggregating $3.0 million which relates to commercial real estate located in Missouri. In fiscal 2001, the Bank intends to continue to originate and purchase such loans secured by properties located both within and outside of its primary lending area.*

         While higher risks generally are associated with commercial real estate construction lending because of the uncertainties involved in the construction process and the impact of adverse conditions in the real estate market or the economy, the Bank has taken precautions to reduce such risks by requiring the loan-to-value ratio to not exceed 80% of the lesser of the appraised value or purchase price of the underlying property. The risk may be increased on loans secured by properties located outside of the Bank's primary market due to the decreased ability to actively monitor such properties. The Bank evaluates all aspects of commercial real estate construction lending. Appraisals on properties which secure commercial loans are performed by an independent appraiser. In addition, the Bank's underwriting procedures require verification of the borrower's credit history, an analysis of the borrower's income, personal and business (if applicable) financial statements and banking relationships, and a review of the property, including cash flow projections and historical operating results. The Bank seeks to ensure that the property securing the loans will generate sufficient cash flow to adequately cover operating expenses and debt service payments. Individual guarantees for all commercial real estate construction loans originated or purchased is typically required as part of the overall credit analysis. The Bank originates and purchases construction loans whereby substantially all are provided permanent financing as a part of the original loan agreement. Despite the risks inherent in commercial real estate construction and land lending, the Bank's delinquencies have been minimal.

     COMMERCIAL BUSINESS LENDING

         The commercial lending division originated $33.9 million in commercial business loans during fiscal 2000 compared to $36.8 million in fiscal 1999. During fiscal 2000, the Bank purchased $14.0 million in commercial business loans, all of which related to businesses located outside of the Bank's primary lending area. Aggregate commercial business loans purchased in fiscal 1999 were $8.6 million. Of the $14.0 million in out-of-market commercial business loan purchases, the largest single transaction consisted of a $4.0 million loan secured by business cash flows and the financial strength of the organization located in Crandon, WI. The commercial lending division will originate loans collateralized by business equipment, inventory and trade receivables. The transactions generally will be in the form of loans, leases, lines of credit and letters of credit. Such transactions typically will be structured as short-term fixed or adjustable rate loans with three-to-five year maturities.

         The focus of the Company's commercial lending operation is to provide financing options to businesses with revenues up to $10 million by offering commercial/ industrial real estate term loans, construction loans, equipment leasing, inventory/equipment/receivables financing, lines of credit, letters of credit and government loan programs both within and outside of the Bank's primary lending area. Under regulations established for state savings banks by the Wisconsin Department of Financial Institutions ("DFI"), the Bank is limited in the amount of commercial real estate and commercial business loans it can hold in its loan portfolio. The DFI approved limit for the Bank is 30% of the Bank's total asset base at June 30, 2000 and 1999. At June 30, 2000, the Bank had $138.3 million of such loans in its portfolio, which represents 26.6% of the Bank's asset base of $520.0 million. At June 30, 1999, the Bank had $77.7 million of such loans in its portfolio, which represents 16.5% of the Bank's asset base of $469.6 million. The Company projects that the percentage of total assets represented by commercial real estate and commercial business loans will not increase significantly in fiscal 2001 as a substantial portion of these new originations and purchases are expected to be sold in the secondary market. Management believes that the regulatory limit will be sufficient to meet the Bank's asset growth and portfolio diversification objectives in fiscal 2001.*

         Loans secured by commercial business assets generally involve a greater degree of credit risk than one-to-four family mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of the general economic conditions on income producing business assets and the increased difficulty of evaluating and monitoring these types of loans. Also, the repayment of loans secured by commercial business assets is typically dependent upon the successful operation of the business for which the loan was made. To the extent the Bank originates or purchases commercial loans for business located outside of its primary lending area, the risks may be increased due to the decreased ability to monitor these loans. The Bank and Board of Directors has taken precaution to reduce such risk by establishing prudent loan underwriting guidelines and loan-to-value ratios. Cash flows, both historical and future projections, of the business and the value of the collateral are analyzed to give the Bank assurance that the business will generate a sufficient level of cash flow to cover ongoing business expenses and debt service. The loan-to-value ratios vary depending on the type and liquidity of the collateral; and internal controls and systems have been put in place to monitor collateral and other financial aspects of these loans. Loans secured by properties or business assets outside of the Company's primary lending area are generally serviced by a local financial institution who closely monitors the performance of the loans and borrowers.

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

         A commercial lending policy approved by the Board of Directors has established three levels of underwriting approval with individual loan officer authority up to $250,000, Senior Loan Committee up to $1.5 million, and loans in excess of $1.5 million will require the approval of the Board of Directors. Loans exceeding the authority limits of the Senior Loan Committee must be approved by the full Board of Directors. All loans approved pursuant to designated authority are confirmed monthly by the Loan Committee. One-to-four family, multi-family and commercial real estate loans purchased or participation interests in such loans purchased which are secured by properties located outside of the Bank's primary lending area will be underwritten pursuant to guidelines at least as strict as those guidelines applicable to internal Bank loan originations. See also "Lending Activities - One-to-four Family Mortgage Lending" and "Originations, Purchases and Sales of Loans - Commercial Loan Originations, Sales and Servicing (Hallmark Financial, Inc.)."

ORIGINATIONS, PURCHASES AND SALES OF LOANS

         The following table sets forth the Company's total loan production (originations and purchases) and gross loan sales for fiscal 2000, 1999 and 1998.




                                                                           YEAR ENDED JUNE 30,
                                                           ----------------------------------------------------
                                                                   2000           1999              1998
                                                                --------      ---------          --------
                                                                              (IN THOUSANDS)
Total loan originations..............................           $140,441        $202,098          $135,731
Total loan purchases.................................            118,897          56,862            27,702
                                                                --------        --------          --------
  Total loan production..............................           $259,338        $258,960          $163,433
                                                                ========        ========          ========

Total loan sales.....................................            $33,932         $48,329           $20,213


         The principal sources of revenue from the Company's loan production and loan sale activities are (i) mortgage loan origination fees, if any, (ii) interest income earned on mortgage loans pending sale, (iii) mortgage loan servicing fees, (iv) gains on the sale of mortgage loans and (v) gains on the sale of mortgage servicing rights. The Company also receives income through other loan related fees, including late payment charges and miscellaneous service fees.

         The following table sets forth the Bank's loan originations and loan purchases, sales and principal repayments by loan category for the periods indicated. Mortgage loans and mortgage-backed and related securities held for sale are included in the totals.

                                                                                    FISCAL YEAR ENDED JUNE 30,
                                                                                  2000         1999         1998
                                                                               ----------   ----------   ----------
                                                                                          (IN THOUSANDS)
         MORTGAGE LOANS (GROSS):
            At beginning of period.....................................        $276,832     $268,996      $276,505
            Mortgage loans originated:
              One-to-four family.......................................          34,210       89,265        46,756
              One-to-four family construction..........................           9,082        5,148         3,218
              Home equity.............................................           14,259       10,899        16,151
              Multi-family.............................................          11,571       10,606        13,301
              Multi-family construction................................              --        5,691         1,720
              Commercial/non-residential...............................          14,964       28,833         2,504
              Other construction/land..................................          16,881        9,060        16,034
                                                                               --------     --------      --------
                Total mortgage loans originated........................         100,967      159,502        99,684
            Mortgage loans purchased:
              One-to-four family.......................................          37,991        6,951           413
              One-to-four family construction..........................              28           --         1,688
              Multi-family.............................................           6,026        1,000            --
              Multi-family construction................................           3,100           --         3,917
              Commercial/non-residential...............................          37,911       20,936         8,513
              Other construction/land..................................          19,850       19,377         6,540
                                                                               --------     --------      --------
                Total mortgage loans purchased.........................         104,906       48,264        21,071
                                                                               --------     --------      --------
              Total mortgage loans originated and purchased............         205,873      207,766       120,755
                                                                               --------     --------      --------
            Transfer of mortgage loans to foreclosed
              real estate..............................................          (1,473)        (682)         (267)
            Principal repayments.......................................         (62,531)    (150,919)     (107,784)
            Sales of fixed-rate loans..................................         (33,932)     (48,329)      (20,213)
                                                                               --------     --------      --------
            At end of period...........................................        $384,769     $276,832      $268,996
                                                                               ========     ========      ========

         CONSUMER LOANS:
            At beginning of period.....................................        $  3,846     $  5,008      $  5,875
              Consumer loans originated................................           5,605        5,768         7,065
            Principal repayments.......................................          (6,224)      (6,930)       (7,932)
                                                                               --------     --------      --------
            At end of period...........................................        $  3,227     $  3,846      $  5,008
                                                                               ========     ========      ========

         COMMERCIAL LOANS:
            At beginning of period.....................................        $ 18,254     $ 14,646      $  3,471
              Commercial loans originated..............................          33,869       36,828        28,982
              Commercial loans purchased...............................          13,991        8,598         6,631
              Principal repayments.....................................         (41,525)     (41,818)      (24,438)
                                                                               --------     --------      --------
            At end of period...........................................        $ 24,589     $ 18,254      $ 14,646
                                                                               ========     ========      ========

         MORTGAGE-BACKED AND RELATED SECURITIES:
            At beginning of period.....................................        $110,184     $122,831       $96,811
            Mortgage-backed and related
              securities purchased.....................................          23,855       83,730        63,753
            Sales of mortgage-backed and related
              securities...............................................         (50,861)      (2,503)       (8,905)
            Amortization and repayments................................         (32,073)     (93,577)      (28,938)
            Market valuation allowance on available-for-sale
             mortgage-backed securities................................            (144)        (297)          110
                                                                               --------     --------      --------
            At end of period...........................................        $ 50,961     $110,184      $122,831
                                                                               ========     ========      ========



     RESIDENTIAL LOAN ORIGINATION, FEES AND SERVICING

         Mortgage loans are originated from real estate brokers, builders, developers, existing or past customers, residents of the local communities located in the Bank's primary lending areas, and purchased from other lenders from within and outside of the Bank's primary lending area. While the Company does not intend to originate mortgage loans outside of its primary lending area in fiscal 2001, the Company would consider such opportunities if they were to meet the Company's standard underwriting guidelines. The Bank advertises its mortgage products in newspapers, through direct mail and other media in addition to using its loan officers to directly solicit potential borrowers.

         In connection with the origination of mortgage loans, the Bank charges points for origination, commitment and discounts, and fees for processing and closing in addition to requiring borrower reimbursement for out-of-pocket fees for costs associated with obtaining independent appraisals, credit reports, title insurance, private mortgage insurance and other items. Because of the highly competitive mortgage market in which the Bank originates loans, the point structure varies considerably, depending upon the type of mortgage loan being made, its interest rate and other competitive factors. While origination fees ranging from zero to two points generally have been quoted on mortgage loans in recent years, most of the Bank's borrowers typically accept a slightly higher interest rate and pay zero points. Commitment fees are paid by the applicant at time of loan commitment, whereas the origination and discount fees are paid at time of closing. Loan origination and commitment fees and certain direct loan origination costs are deferred and the net amounts amortized as an adjustment of the related loan's yield in accordance with Statement of Financial Accounting Standard No. 91. These amounts are amortized to interest income using the level yield method over the contractual life of the related loans. Unamortized deferred net loan fees and (costs) totaled $630,000, $490,000 and $319,000 at June 30, 2000, 1999, and 1998, respectively. The increase in unamortized deferred loan fees at June 30, 2000, primarily resulted from the originations of loans with higher fees.

         The Bank services residential real estate loans owned by the Bank as well as for other secondary market purchasers for certain loans sold in the secondary market. See "-Sale of Residential Loans." Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, making advances to cover delinquent payments, making inspections as required of mortgaged premises, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults and generally administering the loans. The Bank receives fees for servicing residential mortgage loans to compensate it for the servicing function. These fees generally range from 0.25% to 0.375% of the declining principal balances of the loans per annum.

     PURCHASES OF RESIDENTIAL LOANS

         During the fiscal year ended June 30, 2000, the Bank purchased $38.0 million of one-to-four family mortgage loans as compared to $7.0 million in fiscal 1999 and $413,000 in fiscal 1998. All of the loans purchased consisted of non-conforming one-to-four family mortgage loans secured by properties located outside of the Bank's primary lending area, and were purchased from, and are serviced by, a third-party bank, which originated the loans. Purchases of non-conforming one-to-four family mortgage loans both within and outside of the Company's primary lending area increased significantly during fiscal 2000 as part of the Company's asset portfolio diversification strategy.

         The Bank will continue to evaluate opportunities to purchase residential loans both within and outside of its primary lending area during fiscal 2001 due to strong local competition which exerts downward pressure on interest rates, market demand, availability for internally originated loans and the Bank's emphasis on various types of loans in order to meet asset portfolio diversification objectives.* The Company projects total loan purchase volume to be approximately $100 million in fiscal 2001, of which approximately $10 million is expected to consist of non-conforming one-to-four family mortgage loans compared to $38.0 million of non-conforming one-to-four family mortgage loan purchases in fiscal 2000.* The projected decrease is consistent with the Company's strategy to not significantly grow its asset base in fiscal 2001.*

     SALE OF RESIDENTIAL LOANS

         The Bank sells one-to-four family mortgage loans, on a non-recourse basis, into the secondary market to Freddie Mac, WHEDA, federal and state VA and other private secondary market purchasers. The amount of loans sold by the Bank is based upon market conditions and the Bank's asset/liability strategy. The Bank sold $11.5 million in fixed-rate one-to-four family mortgage loans in fiscal 2000. Of the $11.5 million, substantially all were 30-year fixed-rate mortgage loans. The Bank had sold primarily all of its 30-year fixed loans in prior years. During fiscal 2000, management continued to sell a portion of the fixed-rate loans originated to provide funds for adding higher yielding loans to the portfolio. Certain fixed-rate loans made under special loan terms or programs, principally originated for purposes of compliance with the Community Reinvestment Act are retained in the Bank's portfolio. The Bank follows Freddie Mac and Fannie Mae underwriting guidelines for its one-to-four family mortgage loans, which are sold in the secondary market. In fiscal 2001, management intends to continue the sale of 30-year fixed-rate mortgage loans to either Freddie Mac or private secondary market purchasers as part of its strategy of portfolio diversification and in order to continue to manage interest rate risk and provide liquidity for the funding of higher-yielding non-conforming one-to-four family, multi-family, commercial real estate and commercial business loans.*

         For the fiscal years ended June 30, 2000, 1999 and 1998, the Bank's fixed-rate loan sales to private and governmental investors totaled $33.9 million, $48.3 million and $18.7 million, with associated gross gains of $224,000, $892,000 and $297,000, respectively.

         The Bank virtually always retains servicing on loans sold to Freddie Mac. The Bank generally releases servicing on loans sold to all other secondary market purchasers. When loans are sold with servicing rights released to the secondary market purchaser, the Company recognizes current income from receipt of servicing release fees in addition to receiving a premium or deducting a discount based on the market value of the loan (which is dependent upon, among other factors, the interest rate and market conditions at the time the sale price is locked in with the purchaser). For fiscal years ended June 30, 2000, 1999, and 1998, the Bank's net service fees on loans sold into the secondary market totaled $50,000, $21,000 and $61,000, respectively. Sales prices for loans originated for resale are generally locked in with the secondary market purchasers at the time of origination in order to minimize the Company's interest rate risk.

         When loans are sold to Freddie Mac with servicing retained, the Company recognizes additional gains based on the estimated fair value of the servicing retained. Recognition of such gains creates originated mortgage servicing rights for the Company, which are capitalized and amortized in proportion to, and over the period of, the estimated future net servicing income stream of the underlying mortgage loans. See Note 4 of the Company's Notes to Consolidated Financial Statements.

         The contractual right to service mortgage loans that have been sold has an economic value that, in accordance with GAAP, is recognized as an asset on the Bank's balance sheet. During fiscal 1998, mortgage servicing rights on loans sold, where the servicing was retained by the Bank, to secondary market investors totaled $66,000 and is included in gains on the sale of loans. There were no gains on the sales of such servicing rights included in gains on the sale of loans for fiscal 1999 and 2000. The mortgage servicing asset created will be amortized against the servicing fee income stream in accordance with Statement of Financial Accounting Standard No. 125. The value results from the future income stream of the servicing fees, the availability of the cash balances associated with escrow funds collected monthly for real estate taxes and insurance, the availability of the cash from monthly principal and interest payments from the collection date to the remittance date, and the ability of the servicer to cross-sell other products and services. The actual value of a servicing portfolio is dependent upon such factors as the age, maturity and prepayment rate of the loans in the portfolio, the average dollar balance of the loans, the location of the collateral property, the average amount of escrow funds held, the interest rates and delinquency experience of the loans, the types of loans and other factors.

         The Bank also acts as a conduit for loans sold to WHEDA. For those borrowers who qualify under WHEDA guidelines, the Bank originates the loan for a fee equal to 1% of the underlying loan amount and sells the loan to WHEDA, on a non-recourse basis, servicing released.

     COMMERCIAL LOAN ORIGINATION, SALES AND SERVICING (HALLMARK FINANCIAL, INC.)

         During fiscal 2001, the Company intends to leverage its existing commercial lending capabilities to include the origination, sale and servicing of commercial real estate mortgages on a national basis, with primary concentration in the southwest and western regions of the country. While the Company primarily expects to originate and purchase commercial real estate mortgages on a national basis, it also may originate and purchase loans or participation interests in loans secured by multi-family real estate and commercial business assets.* The new commercial mortgage banking operation, Hallmark Financial, Inc. ("HFI"), will be a wholly-owned subsidiary of the Company. HFI will originate loans from a third party commercial real-estate broker on a non-exclusive basis and will act as the lender of record until the loan is sold without recourse, generally within 45 days of the loan closing.* HFI recognizes that the volume of loans originated, sold and serviced will be dependent on the level of referrals generated by the third party real estate broker. HFI intends to expand its referral network of real estate brokers in the future.* HFI intends to retain the servicing rights to these loans and receive a servicing fee.* The principal sources of revenue from the commercial mortgage banking operation are expected to be: (i) mortgage loan origination fees, (ii) interest income earned on mortgage loans pending sale, (iii) mortgage loan servicing fees and (iv) underwriting and administrative fees.* The primary benefit of the expansion of the Bank's commercial mortgage banking activities is to gain economies of scale through the ability to leverage existing staff, expertise level, overhead and infrastructure in order to increase fee income without a significant incremental increase in expenses.*

         Commercial loans will be originated through HFI from the referrals of a third party commercial real-estate broker. HFI will receive all customary and usual underwriting documentation in order to make an underwriting decision. A commitment letter will be issued to the borrower, subject to any and all underwriting conditions. In addition, HFI also will require at the time of commitment a best-efforts stipulation requiring the sale of the loan upon closing to a secondary market investor. A senior loan committee has been established to approve all loans originated by HFI. Loans will be closed in the name of HFI as the lender of record. The referring real estate broker will receive a portion of total fee services rendered upon the funding of the loan and the remaining amount at the time the loan is sold to a secondary market investor. HFI's maximum funding level for new commercial mortgage loan originations will be based on the amount of credit made available by a third party lender which is currently $9.0 million.

         The Company projects HFI activities to generate approximately $150,000
- $300,000 in gross revenues in fiscal 2001.* HFI will collect an underwriting fee for its credit analysis services on each loan transaction and a servicing fee on the principal amount of each loan. Loan servicing fees will include prepayment fees, late charges and other miscellaneous fees. Interest income will be earned on mortgage loans pending sale to the secondary market investors, which is typically within 45 days of loan closing. The Company estimates in order to produce gross revenues of $150,000 - $300,000 in fiscal 2001, it will purchase, sell and service approximately $50 - $100 million of commercial real estate mortgage loans on a national basis, with primary concentration in the southwest and western regions of the country.* The Company anticipates that HFI will be structured like a conventional mortgage banking operation which uses a correspondent banking network to generate loans for their own pipeline.* HFI intends to sell such loans in the secondary market on a servicing-retained basis.* The Company does not plan to use their own branch network and loan officers to generate loans for HFI.*

         HFI is expected to originate, sell and service primarily construction only and permanent commercial real estate loans. Construction-only loans are typically balloon loans with a one-to two-year term with rates generally tied to a prime rate index, allowing for interest-only payments during the construction period. Permanent commercial real estate loans are typically balloon loans with fixed rates for a three-to-five year period amortized over 15 to 20 years. The rates charged on these loans are typically higher than those charged on loans secured by one-to-four family residential properties. The average loan amount is expected to range from $3 million to $7 million.* An origination fee of 1% to 2% of the principal amount generally will be charged on both construction-only and commercial real estate mortgage loans. Short-term construction-only and commercial real estate mortgage loans purchased and sold with servicing rights retained by HFI are expected to have the same credit quality characteristics as those originated by internal bank sources.* These loans will be underwritten using the underwriting guidelines for similar loans originated or purchased by secondary market investors. Commercial real estate mortgage loans generally will be underwritten in amounts of up to 80% of the lessor of the appraised value or purchase price of the underlying property. Appraisals on properties which secure commercial or multi-family real estate will be performed by an independent appraiser approved by HFI. In addition, HFI's underwriting procedures require verification of the borrowers' credit history, an analysis of the borrower's income, credit history, personal and business (if applicable) financial statements and banking relationships and a review of the property, including cash flow projections, historical operating results and environmental concerns. HFI evaluates all aspects of commercial real estate lending to mitigate risk to the extent possible. HFI seeks to ensure that the property securing the loans will generate sufficient cash flow to adequately cover operating expenses and debt service payments.

         In connection with the commercial mortgage loans which are sold on a non-recourse basis, HFI will make certain representations and warranties customary in the industry relating to compliance with laws, regulations, program standards, and accuracy of information.* In the event of a breach of such representations and warranties, HFI may be required to repurchase such loans from the secondary market investor.*

         The commercial mortgage loans held for sale by HFI will be carried at the lower of cost or market, and losses, if any, are recorded on the financial statements of the Company, irrespective of when the asset is ultimately sold. Gains, if any, are recognized at the time the loan is sold and funded. Gains or losses on the sale result primarily from two factors. First, HFI may originate a loan at a price which is higher or lower than HFI would receive because of changes in interest rates since the initial rate committed to the borrower. Second, gains and losses result from the actual number of loans closed being greater or fewer than anticipated. Changes in interest rates also affect the value of commitments to sell commercial mortgage loans to secondary market investors.

         HFI is subject to interest rate risk on fixed rate loans from the point in time that the rate is locked with the borrower until the sale and delivery of the related loan. HFI will mitigate and manage these risks primarily in two ways. The loans are originated by HFI with a pre-commitment to buy from the secondary market investor on a non-recourse basis. HFI also manages this risk by setting a maximum aggregate funding limit of $9 million. Currently, HFI does not intend to use techniques such as options, swaps or futures contracts to hedge the potential interest rate risk of this activity.* Management will actively monitor the pipeline to assess the market value of the loans on an ongoing basis.

         Commercial mortgage loan servicing includes collecting and remitting loan payments, accounting for principal and interest, administering escrow funds for payment of mortgage-related expenses such as taxes and insurance, advancing funds to cover delinquent tax payments, contacting delinquent mortgagors, and supervising foreclosures and property dispositions in the event of unremedied defaults. A servicer's obligation to provide mortgage loan servicing and its right to collect fees are set forth in a servicing contract. Servicing rights represent a contractual right to fees and not a beneficial ownership in the underlying mortgage loans. It is anticipated that pursuant to the terms of purchase contracts with secondary market investors, HFI will not be required to advance certain principal and interest payments to secondary market investors prior to collection of such payments from specific mortgagors.*

         HFI intends to retain servicing on the commercial mortgage loans sold to secondary market investors. As compensation for providing servicing, HFI will receive loan servicing fees, which represent the difference between the interest rate charged the borrower and the rate at which such loans are sold. The servicing rate earned by the Company is anticipated to be .25% per annum on the declining principal balances of the loans. Servicing fees are collected out of monthly mortgage payments. Other sources of loan servicing revenue include late charges, miscellaneous and administrative fees. Servicing portfolios are subject to reduction by normal amortization, by prepayment or by foreclosure of delinquent loans. The degree of credit risk of a servicing portfolio is limited when loans are sold on a non-recourse basis.

         The contractual right to service mortgage loans that have been sold has an economic value that, in accordance with GAAP, is generally recognized as an asset on the Company's balance sheet. The mortgage servicing asset created will be amortized against the servicing fee income stream in accordance with Statement of Financial Accounting Standard No. 125. The value results from the future income stream of the servicing fees, the availability of the cash balances associated with escrow funds collected monthly for real estate taxes and insurance, the availability of the cash from monthly principal and interest payments from the collection date to the remittance date, and the ability of the servicer to cross-sell other products and services. The actual value of a servicing portfolio is dependent upon such factors as the age, maturity and prepayment rate of the loans in the portfolio, the average dollar balance of the loans, the location of the collateral property, the average amount of escrow funds held, the interest rates and delinquency experience of the loans, the types of loans and other factors.

         Loans secured by commercial real estate generally involve a greater degree of credit risk than one-to-four family mortgage loans and carry larger loan balances. See "Lending Activities" for a discussion on credit risk.

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

         Property acquired by the Bank as a result of a foreclosure is classified as foreclosed properties. Foreclosed properties are recorded at the lower of the unpaid principal balance of the related loan or fair value, less estimated costs to sell. The amount by which the recorded loan balance exceeds the fair value at the time a property is classified a foreclosed property is charged against the allowance for loan losses. Any subsequent reduction in the fair value of a foreclosed property, along with expenses incurred to maintain or dispose of a foreclosed property, is charged against current earnings. The Bank had two one-to-four family mortgage loans totaling $357,000 and one commercial real estate loan with a net balance of $756,000 in foreclosed properties at June 30, 2000, compared to one commercial real estate loan with a net balance of $621,000 in foreclosed properties at June 30, 1999.

         The decrease in the non-accrual mortgage loans 90 days or more past due primarily relates to the decrease in the principal balance of non-accrual commercial real estate loans and one-to-four family participations. The properties are located in the Bank's primary lending area. The decrease in the loans 90 days past due and still accruing is due primarily to the decrease in credit card loans 90 days past due. The increase in the real estate owned and in judgment relates to the default of two one-to four family mortgage loans in fiscal 1999 which were acquired by the Bank during fiscal 2000. The properties are located in the Bank's primary lending area.

         Non-performing loans include loans placed on non-accrual status and troubled debt restructuring. Non-performing assets include non-performing loans, foreclosed properties and investment securities. The following table sets forth non-performing loans and assets:


                                                                                   AT JUNE 30,
                                                                   ---------------------------------------------
                                                                   2000       1999      1998      1997      1996
                                                                   ----       ----      ----      ----      ----
                                                                               (DOLLARS IN THOUSANDS)
Non-accrual mortgage loans 90 days or more past due.............   $1,798    $2,118    $1,338     $ 572    $  64
Non-accrual consumer loans 90 days or more past due.............       54        88        52        20       21
Loans 90 days or more past due and still accruing(1)............       18       219        34        31       22
Troubled debt restructuring.....................................       --        --        --        --       --
                                                                   ------    ------    ------     -----    -----
  Total non-performing loans....................................    1,870     2,425     1,424       623      107
                                                                   ------    ------    ------     -----    -----
Total real estate owned and in judgment, net of
    related allowance for losses................................    1,114       621        11        20       --
                                                                   ------    ------    ------     -----    -----
Total investment securities, net of related discount............       --       235        --        --       --
                                                                   ------    ------    ------     -----    -----
Total non-performing assets.....................................   $2,984    $3,281    $1,435     $ 643    $ 107
                                                                   ======    ======    ======     =====    =====
Total non-performing loans to gross loans receivable............     0.45%     0.81%     0.50%     0.22%    0.04%
                                                                   ======    ======    ======     =====    =====
Total non-performing assets to total assets.....................     0.57%     0.70%     0.32%     0.16%    0.03%
                                                                   ======    ======    ======     =====    =====

----------------
(1) The Bank discontinues the accrual of interest on loans more than 90 days past due, at which time all accrued but uncollected interest is reversed by way of a charge to interest income. Uncollected interest on credit card loans, however, continues to accrue after 90 days of delinquency but is capitalized to the loan balance monthly, and reserved for in the Bank's allowance for loan losses.

     POTENTIAL PROBLEM LOANS

         Potential problem loans are loans where known information about possible credit problems of borrowers causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms. The decision by management to categorize a loan as a potential problem loan does not necessarily indicate that the Company expects losses to occur, but that management recognizes there is a higher degree of risk associated with these performing loans. At June 30, 2000, the Bank had a potential problem loan with a balance of $1.2 million secured by 9 first-lien one-to-four family mortgages held in trust for the benefit of the Bank and a secondary payee under the loan obligation. The original balance of the loan was $4.1 million. At June 30, 2000, the loan was current as to payment of principal and interest. Proceeds from payments made to the trustee from potential homeowners (occupying the properties under 2-year leases with an option to purchase at a agreed upon price upon expiration of the lease-term), or from any other eventual sale of the one-to-four family residences securing the obligation, are to be applied by the trustee first to the repayment of the total of all principal and interest due the Bank, with any excess over such amounts becoming due to the secondary payee. The Bank assumed responsibility for receipt and servicing of payments from the potential homeowners upon the secondary payee's filing of bankruptcy in June 1999. The Bank also removed a third party bank as the bond trustee and has appointed itself as trustee in December 1999. The one-to-four family properties securing the obligation are located in the Bank's primary lending area and management believes the underlying value of the properties and the Bank's first lien status are sufficient to prevent any significant loss from this credit.

     CLASSIFICATION OF ASSETS

         The FDIC requires each federally insured bank to classify its assets on a regular basis in accordance with the guidelines set forth in the FDIC Manual of Examination Policies. In addition, in connection with examinations of insured banks by the FDIC, FDIC examiners have authority to identify problem assets as Substandard, Doubtful or Loss. Substandard assets have one or more well-defined weaknesses that jeopardize the liquidation of the debt and are characterized by the distinct possibility that the bank will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of Substandard assets, with the additional characteristics that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. An asset classified as Loss is considered uncollectible and of such little value that continuance as an asset of the bank is not warranted. At June 30, 2000, the Bank had assets classified as Substandard of $3,840,000, $55,000 as Doubtful, and none as Loss. The increase in Substandard classified assets and non-accrual mortgage loans is due primarily to the addition of a $1.2 million loan secured by 9 first-lien one-to-four family mortgages to the substandard classification during fiscal 2000, the properties are located in the Bank's primary lending area. In addition, substandard one-to-four family mortgage loans increased during the year. Management believes that the loan loss reserves established on these loans is adequate to absorb any probable loss related to its resolution. Assets which are classified as Loss are charged off. The FDIC examination policies include a Special Mention category, consisting of assets which currently do not expose the Bank to a sufficient degree of risk to warrant adverse classification, but do possess credit deficiencies deserving management's close attention. At June 30, 2000, none of the Bank's assets were classified as Special Mention.

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

         The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and the general economy. Such evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers, among other matters, the estimated net realizable value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate loan loss allowance. Also, management continues to evaluate the allowance for losses on loans as established by industry peers. During fiscal 2000, the increase in the level of allowance for losses on loans was primarily the result of the increase in multi-family, multi-family construction, commercial real estate and commercial business loan portfolios which carry a greater degree of inherent credit risk as compared to one-to-four family lending. It is anticipated that in fiscal 2001, additions charged to expense may approximate the amount charged in fiscal 2000 due to increased emphasis on, and increased risks associated with, non-conforming one-to-four family, multi-family, commercial real estate lending and commercial business lending and overall loan portfolio growth. Despite the significant growth the Company anticipates in loan purchases of higher-yielding non-conforming one-to-four family, multi-family, commercial real estate and commercial business loans during fiscal 2000, management believes that it continues to have a sufficient allowance for loan losses. The Board of Directors of the Company and the Asset Quality Committee actively monitor the Bank's general and specific levels of loan loss reserves based on performance of its own portfolio and the industry standard.

     The following table sets forth activity in the Bank's allowance for loan losses during the fiscal years indicated.


                                                                                      AT JUNE 30,
                                                                ---------------------------------------------------------
                                                                 2000        1999         1998         1997          1996
                                                                 ----        ----         ----         ----          ----
                                                                           (DOLLARS IN THOUSANDS)
     Balance at beginning of period .....................   $  2,648     $  2,329     $  1,762     $  1,234     $     953
     Additions charged to expense:
          One-to-four family ............................         --           --           --          295           172
          Multi-family and commercial real estate .......        499          310          512          181            80
          Consumer ......................................        143          120          163          114           115
          Commercial ....................................        229           50          125           60            --
                                                            --------     --------     --------     --------     ---------
                                                                 871          480          800          650           367
                                                            --------     --------     --------     --------     ---------
     Recoveries:
          One-to-four family ............................         --           --           --            1             8
          Consumer ......................................         22           15           --            5             9
          Commercial ....................................         --           31           --           --
                                                            --------     --------     --------     --------     ---------
                                                                  22           15           31            6            17
                                                            --------     --------     --------     --------     ---------
        Charge-Offs:
          One-to-four family ............................        (43)         (11)         (69)         (11)          (15)
          Multi Family and commercial real estate .......         (5)         (34)          --           --            --
          Consumer ......................................       (178)        (131)        (195)        (117)          (88)
                Commercial ..............................       (114)          --           --           --            --
                                                            --------     --------     --------     --------     ---------
                                                                (340)        (176)        (264)        (128)         (103)
                                                            --------     --------     --------     --------     ---------
     Net charge-offs ....................................       (318)        (161)        (233)        (122)          (86)
                                                            --------     --------     --------     --------     ---------

     Balance at end of period ...........................   $  3,201     $  2,648     $  2,329     $  1,762     $   1,234
                                                            ========     ========     ========     ========     =========

     Percentage of loans to gross loans receivable:
          Mortgage loans ................................      93.26%       92.61%       93.19%       96.73%        97.29%
          Consumer loans ................................       0.78         1.29         1.73         2.06          2.71
          Commercial loans ..............................       5.96         6.11         5.08         1.21            --

     Ratio of allowance for loan losses to gross loans
          receivable at the end of period ...............       0.78         0.89         0.81         0.62          0.50

     Ratio of allowance for losses on loans to non-
          performing loans at the end of period .........     171.26       109.19       166.36       282.37      1,153.27

     Ratio of net charge-offs to average gross loans
          during period .................................       0.08         0.05         0.08         0.04          0.05

     Average gross loans outstanding ....................   $376,575     $297,899     $280,204     $274,056     $ 187,969

     Gross loans receivable at end of period ............   $412,585     $298,932     $288,650     $285,851     $ 248,552

          At June 30, 2000, 1999, and 1998, delinquencies in the Bank's loan portfolio were as follows:




                                         AT JUNE 30, 2000                            AT JUNE 30, 1999
                               -----------------------------------------   -----------------------------------------
                                    60-89                 90 DAYS                60-89                90 DAYS
                                     DAYS                OR MORE(1)               DAYS               OR MORE(1)
                               -------------------   -------------------   -------------------   -------------------
                               NUMBER    PRINCIPAL   NUMBER    PRINCIPAL   NUMBER    PRINCIPAL    NUMBER    PRINCIPAL
                                 OF       BALANCE      OF       BALANCE      OF       BALANCE       OF       BALANCE
                                LOANS    OF LOANS     LOANS    OF LOANS     LOANS    OF LOANS      LOANS    OF LOANS
                                -----    --------     -----    --------     -----    --------      -----    --------
                                                             (DOLLARS IN THOUSANDS)
MORTGAGE LOANS:
  One-to-four family ........       3     $  462         26     $1,071          6     $  284         17      $1,125
  Residential construction ..  ------     ------     ------     ------     ------     ------     ------      ------
  Home equity ...............       1         20         11        318          9        209          8          80
  Commercial ................       1        470          2        409          1        688          1       1,072
                               ------     ------     ------     ------     ------     ------     ------      ------
      Total mortgage loans...       5        952         39      1,798         16      1,181         26       2,277

CONSUMER LOANS ..............       2          3         10         72          9         16         26         148
                               ------     ------     ------     ------     ------     ------     ------      ------

   TOTAL ....................       7     $  955         49     $1,870         25     $1,197         52      $2,425
                               ======     ======     ======     ======     ======     ======     ======      ======

DELINQUENT LOANS TO GROSS
  LOANS  ....................               0.23%                 0.45%                 0.40%                  0.81%
                                          ======                ======                ======                 ======


                                           AT JUNE 30, 1998
                                -------------------------------------------
                                       60-89              90 DAYS
                                        DAYS               OR MORE(1)
                                --------------------    -------------------
                                 NUMBER    PRINCIPAL    NUMBER    PRINCIPAL
                                   OF       BALANCE       OF       BALANCE
                                  LOANS    OF LOANS      LOANS    OF LOANS
                                  -----    --------      -----    --------
                                          (DOLLARS IN THOUSANDS)
MORTGAGE LOANS:
  One-to-four family ........          6     $  350           8     $  533
  Residential construction ..     ------     ------      ------     ------
  Home equity ...............          5         95           9        122
  Commercial ................         --         --           1        683
                                  ------     ------      ------     ------
      Total mortgage loans...         11        445          18      1,338

CONSUMER LOANS ..............         10         28          23         86
                                  ------     ------      ------     ------

   TOTAL ....................         21     $  473          41     $1,424
                                  ======     ======      ======     ======

DELINQUENT LOANS TO GROSS
  LOANS  ....................                  0.17%                  0.50%
                                             ======                 ======

----------------
(1) The Bank discontinues the accrual of interest on loans when the borrower is delinquent as to a contractually due principal or interest payment by more than 90 days.

         The following table shows the Bank's allowance for loan losses and the allocation to the various categories of loans held for investment at the dates indicated. Allocations to a particular category do not restrict the Bank's ability to use such allowance in any other category.


                                                                         AT JUNE 30,
                                      -------------------------------------------------------------------------------------------
                                                  2000                             1999                           1998
                                      -------------------------------  ------------------------------  --------------------------
                                                             % OF                            % OF                           % OF
                                                  % OF     LOANS IN              % OF      LOANS IN             % OF      LOANS IN
                                                 TOTAL     CATEGORY              TOTAL     CATEGORY             TOTAL     CATEGORY
                                                  LOANS    TO TOTAL              LOANS     TO TOTAL             LOANS     TO TOTAL
                                                   BY     OUTSTANDING             BY      OUTSTANDING            BY      OUTSTANDING
                                        AMOUNT  CATEGORY     LOANS     AMOUNT  CATEGORY      LOANS     AMOUNT  CATEGORY     LOANS
                                        ------  --------     -----     ------  --------      -----     ------  --------     -----
                                                                           (DOLLARS IN THOUSANDS)
Breakdown of Allowance:
  Mortgage loans:
   One-to-four family ...............   $  719    0.39%     45.15%    $  613     0.42%      49.50%     $  585    0.38%   53.73%
   Home equity ......................      243    1.12       5.27        240     1.15        6.84         342    1.36     8.69
   Multi-family .....................      331    0.79      10.12        296     0.82       12.15         242    0.72    11.61
   Commercial/nonresidential ........    1,125    1.30      20.97        935     1.93       14.17         600    1.73    11.99
   One-to-four family
    construction ....................       13    0.13       2.28         13     0.33        1.32          11    0.30     1.29
   Multi-family construction ........       57    0.48       2.88         17     0.82        2.92          23    0.74     1.08
   Other construction and land ......      214    0.79       6.59        135     1.36        5.71         181    1.30     4.81
                                        ------             ------     ------               ------      ------           ------

     Total mortgage loans............    2,702              93.26      2,249                92.61       1,984            93.20
                                        ------             ------     ------               ------      ------           ------

  Consumer loans.....................      148    4.60       0.78        164     4.28        1.29         160    3.19     1.73
                                        ------             ------     ------               ------      ------           ------
  Commercial loans...................      351    1.43       5.96        235     1.29        6.10         185    1.26     5.07
                                        ------             ------     ------               ------      ------           ------
      Total allowance for loan
        losses.......................   $3,201             100.00%    $2,648               100.00%     $2,329           100.00%
                                        ======             ======     ======               ======      ======           ======



                                                                              AT JUNE 30,
                                                ----------------------------------------------------------------
                                                              1997                               1996
                                                -----------------------------------  ---------------------------
                                                                     % OF                                % OF
                                                           % OF      LOANS IN                % OF      LOANS IN
                                                           TOTAL    CATEGORY                 TOTAL      CATEGORY
                                                           LOANS     TO TOTAL                LOANS      TO TOTAL
                                                            BY      OUTSTANDING               BY      OUTSTANDING
                                                AMOUNT   CATEGORY      LOANS     AMOUNT    CATEGORY       LOANS
                                                ------   --------      -----     ------    --------       -----
                                                                   (DOLLARS IN THOUSANDS)
Breakdown of Allowance:
  Mortgage loans:
    One-to-four family......................    $  685      0.41%      58.60%      $488       0.32%       61.82%
    Home equity.............................       253      1.00        8.85        194       1.00         7.78
    Multi-family............................       190      0.69        9.66        198       1.00         7.96
    Commercial/nonresidential...............       198      0.91        7.59         44       0.80         2.21
    One-to-four-family construction.........        69      0.40        6.08         40       0.17         9.61
    Multi-family construction...............        72      0.75        3.37         46       0.35         5.28
    Other construction and land.............        74      1.00        2.58         65       1.00         2.60
                                                ------                ------     ------                  ------

      Total mortgage loans..................     1,541                 96.73      1,075                   97.26
                                                ------                ------     ------                  ------

  Consumer loans............................       161      2.74        2.06        159       2.34         2.74
                                                ------                ------     ------                  ------
  Commercial loans..........................        60      1.73        1.21         --                      --
                                                ------                ------     ------                  ------

    Total allowance for loan losses.........    $1,762                100.00%    $1,234                  100.00%
                                                ======                ======     ======                  ======

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

         A senior-subordinated structure often is used with mortgage-backed securities to provide credit enhancement for pass-through securities when the underlying collateral is not guaranteed by an agency of the U.S. Government. These structures divide mortgage pools into two risk classes: a senior class and one or more subordinated classes. The subordinated classes provide protection to the senior classes. When cash flow is impaired, debt service goes first to the holders of senior class securities. In addition, incoming cash flows also may go into a reserve fund to meet any future shortfalls of cash flow to senior noteholders. The subordinated noteholder may not receive any funds until the senior note holders have been paid and, when appropriate, until a specified level of funds has been contributed to the reserve fund. It is the policy of the Bank to purchase only investment grade non-agency backed mortgage-backed securities.

     MORTGAGE RELATED SECURITIES

         REMICs and CMOs are typically issued by a special purpose entity, which may be organized in a variety of legal forms, such as a trust, a corporation or a partnership. The entity aggregates pools of pass-through securities, which are used to collateralize the mortgage related securities. Once combined, the cash flows can be divided into "tranches" or "classes" of individual securities, thereby creating more predictable average lives for each security than the underlying pass-through pools. Accordingly, under this security structure all principal paydowns from the various mortgage pools are allocated to a mortgage related securities class or classes structured to have priority until it has been paid off. Thus, these securities are intended to address the reinvestment concerns associated with mortgage-backed security pass-through, namely that they tend to pay off when interest rates fall. Bank management believes these securities represent attractive alternatives relative to other investments due to the wide variety of maturity and repayment options available through such investments and due to the limited prepayment risk associated with such investments. The Bank has not purchased and does not intend to purchase higher risk CMO residuals or stripped mortgage securities for its investment securities portfolio. The Bank's investment in REMICs/CMOs is primarily in floating-rate or short- and intermediate-term (1-5 years) fixed-rate tranche securities.

         The Bank has experienced a decrease in the level of principal repayments on mortgage-backed securities and mortgage related securities to $32.0 million during the fiscal year ended June 30, 2000, from $93.4 million in fiscal year 1999. The decrease in principal repayments during fiscal 2000 is primarily related to the increase in interest rates and decrease in refinancing. The decrease in the balance of mortgage-backed and related securities portfolio is part of the Company's strategy to increase and diversify its loan portfolio.

     COMPOSITION OF SECURITIES HELD-TO-MATURITY

         Mortgage-Backed and Related Securities. At June 30, 2000, the Company held $15.0 million in its mortgage-backed and related securities portfolio as compared to $54.6 million and $65.2 million at June 30, 1999 and 1998, respectively. Of this amount, fixed-rate securities and adjustable-rate securities were $15.0 million and $0.0 million; $11.4 million and $43.2 million; and $8.1 million and $57.2 million at June 30, 2000, 1999 and 1998, respectively. The decrease in fiscal 2000 is primarily due to the decision of the Company to transfer $37.9 million in held-to-maturity securities to the trading and available-for-sale portfolios. At the time of transfer there was an unrealized gain on the trading securities of $16,000 and an unrealized gain on the securities available-for-sale of $60,000. The unrealized gains are included in the gain on sale of securities and mortgage-backed and related securities in the Consolidated Statements of Income for the trading securities and in Other Comprehensive Income-Unrealized Holding Loss for the year ended June 30, 2000 and are not presented as a cumulative effect of an accounting change due to their immateriality to net income and comprehensive income for the period. The estimated market value of these securities at June 30, 2000 was $14.7 million as compared to $54.9 million and $66.2 million at June 30, 1999 and 1998, respectively. At June 30, 2000, the mortgage-backed and related securities portfolio represented 2.9% of the Company's total assets as compared to 11.6% and 14.9% at June 30, 1999 and 1998, respectively. Included in the mortgage-backed and related securities portfolio were federal agency backed and private-issue pass-through securities totaling $4.3 million and $10.7 million; $9.2 million and $2.1 million; $14.7 million and $16.8 million at June 30, 2000, 1999 and 1998, respectively. Of the $10.7 million in private-issue securities at June 30, 2000, all were fixed rate securities and carried a minimum credit rating of AA at the time of purchase and such ratings have not been downgraded since the time of purchase.

         Mortgage-related securities, which primarily consisted of real estate mortgage investment conduit securities ("REMICs"), totaled $13.6 million, $43.4 million and $33.8 million at June 30, 2000, 1999 and 1998, respectively.

         Other Investment Securities. Other investments consisted primarily of overnight deposits, certificates of deposit and bankers' acceptances which totaled $13.8 million, $5.0 million and $6.6 million at June 30, 2000, 1999 and 1998, respectively. The market value of these securities were $13.8 million, $5.0 million and $6.6 million at June 30, 2000, 1999 and 1998, respectively.

     COMPOSITION OF SECURITIES AVAILABLE-FOR-SALE

         Mortgage-Backed Securities and Related Securities. At June 30, 2000, the Company held mortgage-backed and related securities available-for-sale with a carrying and market value of $35.9 million as compared to $55.6 million and $57.5 million at June 30, 1999 and 1998, respectively. Of this amount at June 30, 2000, $12.7 million of the securities are mortgage-backed securities and $23.2 million REMIC securities. Included in the mortgage-backed and related securities were federal agency backed and private-issue securities totaling $11.2 million and $24.7 million, respectively. Of the $35.9 million in mortgage-backed and related securities available-for-sale at June 30, 2000, fixed-rate securities and adjustable-rate securities were $14.8 million and $21.1 million, respectively. The Company carries such investments at fair value.

         Other Investment Securities. The Company's other investment securities available-for-sale include U.S. Government and agency obligations and ARM Mutual Funds totaling $32.8 million and $1.0 million; $38.7 million and $1.0 million; and $5.0 million and $1.0 million at June 30, 2000, 1999 and 1998, respectively. Also at June 30, 2000, the Company had trust preferred securities and municipal bonds with a carrying and market value of $4.3 million and $274,000, respectively. The Company carries such investments at fair value.

         The tables below sets forth certain information regarding the carrying value, composition and market value of the Company's available-for-sale and held-to-maturity securities at June 30, 2000, 1999 and 1998.



                                                                                    JUNE 30, 2000
                                                                      --------------------------------------
                                                                        CARRYING         % OF         MARKET
                                                                          VALUE         TOTAL          VALUE
                                                                      ----------      ---------      -------
                                                                                (DOLLARS IN THOUSANDS)
SECURITIES AVAILABLE-FOR-SALE:
  U.S. government securities........................................   $ 32,758          44.11%     $ 32,758
  Mortgage-backed securities........................................     12,706          17.11        12,706
  Mortgage-related securities (REMICs)..............................     23,238          31.29        23,238
  ARM loan mutual funds.............................................        958           1.29           958
  Trust preferred securities........................................      4,325           5.82         4,325
  Municipal bonds/other.............................................        274            .38           274
                                                                       --------         ------      --------
    Total securities available-for-sale.............................   $ 74,259         100.00%     $ 74,259
                                                                       ========         ======      ========

SECURITIES HELD-TO-MATURITY:
  Demand deposits in other financial institutions...................   $ 13,777         100.00      $ 13,777
                                                                       --------         ------      --------
      Total securities held-to-maturity.............................   $ 13,777         100.00%     $ 13,777
                                                                       ========         ======      ========

MORTGAGE-BACKED SECURITIES HELD-TO-MATURITY:
  GNMA..............................................................   $     --           0.00%     $     --
  FHLMC.............................................................        405          29.14           400
  FNMA..............................................................        985          70.86           963
  Other participation certificates..................................         --             --            --
                                                                       --------         ------      --------
    Total mortgage-backed securities held-to-maturity...............   $  1,390         100.00      $  1,363
                                                                       ========         ======      ========

MORTGAGE-RELATED SECURITIES HELD-TO-MATURITY:
  CMOs..............................................................         --             --            --
  REMICs............................................................     13,627         100.00        13,322
                                                                       --------         ------      --------
Total mortgage-related securities held-to-maturity..................   $ 13,627         100.00%     $ 13,322
                                                                       ========         ======      ========



                                                                                    JUNE 30, 1999
                                                                      --------------------------------------
                                                                        CARRYING         % OF         MARKET
                                                                          VALUE         TOTAL          VALUE
                                                                      ----------      ---------      -------
                                                                                (DOLLARS IN THOUSANDS)
SECURITIES AVAILABLE-FOR-SALE:
  U.S. government securities........................................   $ 38,702          38.52%     $ 38,702
  Mortgage-backed securities........................................     16,943          16.86        16,943
  Mortgage-related securities (REMICs)..............................     38,623          38.44        38,623
  ARM loan mutual funds.............................................        964            .96           964
  Trust preferred securities........................................      4,797           4.78         4,797
  Municipal bonds/other.............................................        439            .44           439
                                                                       --------         ------      --------
    Total securities available-for-sale.............................   $100,468         100.00%     $100,468
                                                                       ========         ======      ========

SECURITIES HELD-TO-MATURITY:
    Demand deposits in other financial institutions.................      5,017         100.00         5,017
                                                                       --------         ------      --------
    Total securities held-to-maturity...............................   $  5,017         100.00%     $  5,017
                                                                       ========         ======      ========

MORTGAGE-BACKED SECURITIES HELD-TO-MATURITY:
  GNMA..............................................................   $    571           5.07%     $    595
  FHLMC.............................................................      2,302          20.45         2,311
  FNMA..............................................................      6,292          55.88         6,301
  Other participation certificates..................................      2,094          18.60         2,090
                                                                       --------         ------      --------
    Total mortgage-backed securities held-to-maturity...............   $ 11,259         100.00%     $ 11,297
                                                                       ========         ======      ========

MORTGAGE-RELATED SECURITIES HELD-TO-MATURITY:
  CMOs..............................................................         --             --            --
  REMICs............................................................     43,359         100.00        43,359
                                                                       --------         ------      --------
     Total mortgage-related securities held-to-maturity.............   $ 43,359         100.00%     $ 43,359
                                                                       ========         ======      ========


                                                                                    JUNE 30, 1998
                                                                      --------------------------------------
                                                                        CARRYING         % OF         MARKET
                                                                          VALUE         TOTAL          VALUE
                                                                      ----------      ---------      -------
                                                                                (DOLLARS IN THOUSANDS)
SECURITIES AVAILABLE-FOR-SALE:
  U.S. government securities........................................   $  4,992           7.51%     $  4,992
  Mortgage-backed securities........................................     39,150          58.92        39,150
  Mortgage-related securities (REMICs)..............................     18,399          27.69        18,399
  ARM loan mutual funds.............................................        969           1.46           969
  Trust preferred securities........................................      2,500           3.76         2,500
  Municipal bonds...................................................        435            .66           435
                                                                       --------         ------      --------
    Total securities available-for-sale.............................   $ 66,445         100.00%     $ 66,445
                                                                       ========         ======      ========

SECURITIES HELD-TO-MATURITY:
  Demand deposits in other financial institutions...................   $  6,186          94.10%     $  6,186
  Time deposits in other financial institutions.....................        388           5.90           388
                                                                       --------         ------      --------
    Total securities held-to-maturity...............................   $  6,574         100.00%     $  6,574
                                                                       ========         ======      ========

MORTGAGE-BACKED SECURITIES HELD-TO-MATURITY:
  GNMA..............................................................   $    720           2.29%     $    758
  FHLMC.............................................................      2,986           9.49         3,038
  FNMA..............................................................     10,256          32.58        10,514
  Other participation certificates..................................     17,518          55.64        17,434
                                                                       --------         ------      --------
Total mortgage-backed securities held-to-maturity...................   $ 31,480         100.00%     $ 31,744
                                                                       ========         ======      ========

MORTGAGE-RELATED SECURITIES HELD-TO-MATURITY:
  CMOs..............................................................         --             --            --
  REMICs............................................................     33,802         100.00        34,441
                                                                       --------         ------      --------
     Total mortgage-related securities held-to-maturity.............   $ 33,802         100.00%     $ 34,441
                                                                       ========         ======      ========


         The composition and contractual maturities of securities held-to-maturity, excluding FHLB-Chicago stock, is indicated in the following table.


                                                                                AT JUNE 30, 2000
                                                                                                         TOTAL
                                                                LESS THAN      1 TO 10     OVER 10    INVESTMENT
                                                                 1 YEAR        YEARS        YEARS     SECURITIES
                                                              ------------  -----------  ----------- ------------
                                                                             (DOLLARS IN THOUSANDS)
Securities held-to-maturity:
  Demand deposits in other financial institutions.............  $13,777            -            -      $13,777
                                                                -------                                -------
      Total securities held-to-maturity.......................  $13,777            -            -      $13,777
                                                                =======     ========     ========      =======
Weighted average yield........................................     6.50%           -%           -%        6.50%
                                                                =======     ========     ========      =======

The following table shows the maturity or period to repricing of the Company's securities available-for-sale at June 30, 2000.


                                                                               AT JUNE 30,  2000
                                                 -----------------------------------------------------------------------------------
                                                     FIXED-RATE            FIXED-RATE         ADJUSTABLE-RATE        FIXED-RATE
                                                   U.S. GOVERNMENT       MORTGAGE-BACKED      MORTGAGE-BACKED         CMOS AND
                                                     SECURITIES             SECURITIES           SECURITIES            REMICS
                                                 --------------------    -----------------  ---------------------  -----------------
                                                             WEIGHTED             WEIGHTED               WEIGHTED           WEIGHTED
                                                 CARRYING     AVERAGE    CARRYING  AVERAGE  CARRYING      AVERAGE  CARRYING  AVERAGE
                                                   VALUE       YIELD       VALUE    YIELD     VALUE        YIELD     VALUE    YIELD
                                                   -----       -----       -----    -----     -----        -----     -----    -----
                                                                                   (IN THOUSANDS)
AMOUNTS DUE OR REPRICING:
   Within one year .............................  $    --         --    $   429      5.10     $ 4,664      6.74%   $    --       --
AFTER ONE YEAR:
   One to three years ..........................       --         --         --        --          --        --         --       --
   Three to five years .........................    9,634       6.04         --        --          --        --         --       --
   Five to ten years ...........................    1,878       6.50         51      8.00                    --        457     7.51
   Ten to 20 years .............................   21,246       6.94      4,207      6.26          --        --        833     8.36
   Over 20 years ...............................       --         --      3,355      7.52          --        --      5,448     6.72
                                                  -------      -----    -------    ------     -------    ------    -------     ----
     Total due or repricing after one year .....   32,758       6.66      7,613      6.83                    --      6,738     6.97
                                                  -------      -----    -------    ------     -------    ------    -------     ----
     Total amount due or repricing..............   32,758       6.66%     8,042      6.72%      4,664      6.74%     6,738     6.97%
     Less unearned discounts and premiums, net..       --                    --                    --                   --
     Mortgage-backed and related securities.....  $32,758               $ 8,042               $ 4,664               $6,738
                                                  =======               =======               =======               ======
Average remaining years to maturity ............     10.8                  19.8                  21.2                 25.1

                                                                            AT JUNE 30,  2000
                                                  ----------------------------------------------------------------------------------
                                                                        TRUST PREFERRED SEC/     FIXED-RATE
                                                     ADJUSTABLE-RATE      ADJUSTABLE-RATE        MUNICIPAL
                                                       REMICS              MUTUAL FUNDS            BONDS            TOTAL
                                                  --------------------- ------------------- ----------------------------------------
                                                               WEIGHTED           WEIGHTED            WEIGHTED            WEIGHTED
                                                  CARRYING      AVERAGE CARRYING  AVERAGE   CARRYING  AVERAGE CARRYING     AVERAGE
                                                   VALUE         YIELD    VALUE    YIELD      VALUE    YIELD    VALUE       YIELD
                                                   -----         -----    -----    -----      -----    -----    -----       -----
                                                                                   (IN THOUSANDS)
AMOUNTS DUE OR REPRICING:
   Within one year .............................  $16,500        7.11%    $1,408    6.85%   $             --   $23,001      6.98%
AFTER ONE YEAR:
   One to three years ..........................       --          --         --      --       --         --        --        --
   Three to five years .........................       --          --         --      --       --         --     9,634      6.04
   Five to ten years ...........................       --          --         --      --      274       5.33     2,660      6.58
   Ten to 20 years .............................       --          --         --      --       --         --    26,286      6.88
   Over 20 years ...............................       --          --      3,875    9.22       --         --    12,678      7.70
                                                  -------       -----    -------    ----      ---       ----    ------      ----
     Total due or repricing after one year .....       --                  3,875    9.22      274       5.33    51,258      6.91
                                                  -------       -----    -------    ----      ---       ----    ------      ----
     Total amount due or repricing..............   16,500        7.11%     5,283    8.62%     274       5.33%   74,259      6.93%
     Less unearned discounts and premiums, net..       --                    --                --                   --
     Mortgage-backed and related securities.....  $16,500                 $5,283             $274              $74,259
                                                  =======                 ======             ====              =======
Average remaining years to maturity ............     24.9                    0.0              5.6                 17.3

The following table shows the maturity or period to repricing of the Company's mortgage-backed and related securities portfolio held-to-maturity at June 30, 2000.

                                                                          AT JUNE 30, 2000
                                                 ----------------------------------------------------------------------------
                                                       FIXED-RATE                FIXED-RATE
                                                     MORTGAGE-BACKED              CMOS AND
                                                       SECURITIES                  REMICS                      TOTAL
                                                 --------------------       ----------------------    -----------------------
                                                             WEIGHTED                   WEIGHTED                  WEIGHTED
                                                  CARRYING    AVERAGE        CARRYING    AVERAGE       CARRYING    AVERAGE
                                                    VALUE      YIELD           VALUE      YIELD          VALUE      YIELD
                                                 ----------- --------       ---------- -----------    ----------  -----------
                                                                               (IN THOUSANDS)
AMOUNTS DUE OR REPRICING:
   Within one year.............................    $   452     6.00%         $    --       --%        $    452      6.00%
AFTER ONE YEAR:
   One to three years..........................        110     8.00               --       --              110      8.00
   Three to five years.........................        818     5.89               --       --              818      5.89
   Five to ten years...........................                                  218     5.49              218      5.49
   Ten to 20 years.............................         --       --            1,847     6.75            1,847      6.75
   Over 20 years...............................                               11,613     6.80           11,613      6.80
                                                   -------   ------          -------   ------         --------    ------
     Total due or repricing after one year.....        928     6.14           13,678     6.77           14,606      6.73
                                                   -------   ------          -------   ------         --------    ------
     Total amounts due or repricing............      1,380     6.09%          13,678     6.77%          15,058      6.71%
Less unearned discounts and premiums, net......         10                      (51)                      (41)
                                                   -------                   -------                  --------
Mortgage-backed and related securities, net....     $1,390                   $13,627                  $ 15,017
                                                   =======                   =======                  ========
Average remaining years to maturity............        2.3                      24.1                      22.0

SOURCES OF FUNDS

     GENERAL

         The Company's primary sources of funds for use in lending, investing and for other general purposes are deposits, proceeds from principal and interest payments on loans, mortgage-backed and related securities and investment securities, FHLB advances and reverse repurchase agreements. Contractual loan payments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general market interest rates and economic conditions. Borrowings are used to support expanded lending or investment activities. The Company utilizes advances from the FHLB-Chicago and reverse repurchase agreements as sources for its borrowings. At June 30, 2000, the Company had advances from the FHLB-Chicago totaling $112.5 million or 21.7% of total assets as compared to $120.0 million or 25.6% of total assets and $117.1 million or 26.7% of total assets as of June 30, 1999 and 1998, respectively. At June 30, 2000, the Company had $18.5 million in reverse repurchase agreements as compared to $9.5 million at June 30, 1999. The Company had no reverse repurchase agreements at June 30, 1998. The Bank has continued to use FHLB-Chicago advances as a funding source due to the attractive rates offered on advances in relation to deposit funds obtainable in the Company's local market. Also see, "Borrowings and Other Financing Transactions." Of the Company's outstanding FHLB-Chicago advances at June 30, 2000, $8.0 million will mature before June 30, 2001. In June of 2000, the Company obtained a line of credit facility with a third-party bank for the primary purpose of funding the Company's commercial mortgage banking activities and for providing capital investment into the Bank from the Company. The third-party line of credit facility totals $10.0 million and had an outstanding balance of $1.0 million at June 30, 2000. For a further discussion of the Company's funding strategy, see Part II, Item 7 of the Company's Annual Report on Form 10-K, "Financial Condition," "Liquidity and Capital Resources" and "Asset/Liability Management."

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

         The following table presents the deposit activity of the Company for the periods indicated.

                                                YEAR ENDED JUNE 30,
                                        ---------------------------------
                                           2000        1999        1998
                                        ---------   ---------   ---------
                                                   (IN THOUSANDS)
Deposits ............................   $ 875,389   $ 691,858   $ 449,609
Withdrawals .........................     829,164     682,088     466,515
                                        ---------   ---------   ---------
Net deposits/withdrawals ............      46,225       9,770     (16,906)
Interest credited on deposits .......      10,379       7,325       7,013
                                        ---------   ---------   ---------
Total increase (decrease) in deposits   $  56,604   $  17,095   $  (9,893)
                                        =========   =========   =========

         The Company attributes the increase in deposits before interest credited on deposits during fiscal 2000 primarily to the increase in wholesale brokered and non-brokered certificates of deposit. Management believes the likelihood for retention of brokered certificates of deposit is more a function of the rate paid on such accounts as compared to retail deposits which may be established due to Bank location or other intangible reasons. Brokered deposits totaled $216.2 million at June 30, 2000 (or approximately 62.6% of total deposits at June 30, 2000), as compared to $101.2 million at June 30, 1999 (or 35.1% of total deposits at June 30, 1999). The significant increase in brokered deposits is due to attractive rates offered on the brokered deposits and the Company's highly competitive local market for retail deposits resulting in increasing reliance on brokered deposits as a funding source. The average maturity of brokered deposits at June 30, 2000 and 1999 was four months. The average rate paid on brokered deposits for the fiscal year ended June 30, 2000 was 6.03% as compared to 5.63% for the fiscal year ended June 30, 1999.

         At June 30, 2000, the Company had outstanding $212.5 million in certificates of deposit in amounts of $100,000 or more maturing as follows:

                                                                                          AMOUNT AT
                                                                                        JUNE 30, 2000
                                                                                        -------------
                                                                                       (IN THOUSANDS)
         Three months or less.......................................................     $  101,592
         Over three through six months..............................................         61,163
         Over six through twelve months.............................................         47,165
         Over twelve months.........................................................          2,533
                                                                                         ----------
             Total..................................................................     $  212,453
                                                                                         ==========

         The following table sets forth the distribution of the Company's demand deposits and certificate accounts at the dates indicated and the weighted average nominal interest rates on each category of deposits presented. Management does not believe that the use of year end balances instead of average balances in calculating weighted average nominal interest rates resulted in any material difference in the information presented. The jumbo certificates of deposit in the following table contain $216.2 million of brokered certificates of deposit at June 30, 2000, which represent all of the Company's brokered deposits at June 30, 2000.

                                                                           AT JUNE 30,
                         -----------------------------------------------------------------------------------------------------------
                                     2000                          1999                                      1998
                         -----------------------------  ---------------------------------     --------------------------------------
                                              WEIGHTED                        WEIGHTED                                      WEIGHTED
                                   PERCENT    AVERAGE             PERCENT    AVERAGE                        PERCENT OF      AVERAGE
                                   OF TOTAL   NOMINAL            OF TOTAL    NOMINAL                        TOTAL          NOMINAL
                           AMOUNT  DEPOSITS    RATE      AMOUNT  DEPOSITS      RATE             AMOUNT      DEPOSITS          RATE
                           ------  --------    ----      ------  --------      ----             ------      --------          ----
                                                                    (DOLLARS IN THOUSANDS)
DEMAND DEPOSITS:
   Non-interest-bearing.. $  8,400    2.43%      --%   $  9,006     3.12%         --%        $  7,738          2.85%           --%
   NOW...................    3,147    0.91     0.76       2,789     0.97        1.75            2,701          0.99          1.75
   Money market..........   27,398    7.94     4.95      35,495    12.29        4.37           27,995         10.31          5.10
   Passbook..............   18,373    5.32     2.92      20,962     7.26        2.92           21,158          7.79          2.93
     Total...............   57,318   16.60     3.34      68,252    23.64        3.24           59,592         21.94          3.52

CERTIFICATE ACCOUNTS
(TERM):
   One to nine months....   42,420   12.28     5.53      51,931    17.98        5.06           68,050         25.09          5.79
   12 to 20 months.......   10,159    2.94     5.88       7,759     2.69        5.08           14,290          5.26          5.77
   24 to 36 months.......    2,999    0.87     5.93       1,522     0.53        5.55            2,662          0.98          5.83
   38 to 60 months.......    1,935    0.56     5.38       2,868     0.99        5.62            2,685          0.99          6.02
   66 to 96 months.......       --    0.00       --          --     0.00          --               --          0.00            --
   Wholesale(1)..........  230,487   66.75     6.46     156,382    54.17        5.32          124,340         45.74          6.07
     Total certificates..  288,000   83.40     6.29     220,462    76.36        5.26          212,027         78.06          5.95
Total deposits........... $345,318  100.00%    5.80%   $288,714   100.00%       4.78%        $271,619        100.00%         5.42%

-------------

(1)  Wholesale certificates of deposit have an average maturity of 4.3 months,
     4.3 months and 8.0 months at June 30, 2000, 1999 and 1998, respectively.

         The following table presents, by various rate categories, the amount of certificates of deposit outstanding at June 30, 2000, 1999 and 1998, and the periods to maturity of the certificate accounts outstanding at June 30, 2000. At June 30, 2000, brokered certificates of deposit totaled $216.2 million with an average rate of 6.45%.

                                                 AT JUNE 30,                   PERIOD TO MATURITY FROM JUNE 30, 2000
                                        -----------------------------    -------------------------------------------
                                                                         WITHIN     ONE TO
                                                                           ONE       THREE
                                        2000      1999       1998         YEAR       YEARS     THEREAFTER    TOTAL
                                        -----     -----      -----        ----       -----     ----------    -----
                                                                              (IN THOUSANDS)
CERTIFICATES OF DEPOSIT:
  4.99% and less.................      $ 14,244  $ 36,190    $  1,033  $  12,255   $  1,351      $   638   $ 14,244
  5.00% to 5.99%.................        42,276   162,753     118,081     34,782      6,531          963     42,276
  6.00% to 6.99%.................       194,518    21,057      92,344    187,570      6,676          272    194,518
  7.00% to 7.99%.................        36,813       314         430     35,391      1,360           62     36,813
  8.00% to 8.99%.................           149       148         139         --        149           --        149
                                       --------  --------    --------  ---------   --------      -------   --------

     Total.......................      $288,000  $220,462    $212,027  $ 269,998   $ 16,067      $ 1,935   $288,000
                                       ========  ========    ========  =========   ========      =======   ========


     BORROWINGS AND OTHER FINANCING TRANSACTIONS

         Although deposits are the Company's primary source of funds, the Company's policy has been to utilize borrowings as an alternative or less costly source of funds. The Company utilizes borrowings as part of its asset/liability management strategy. Borrowings are secured when management believes it can profitably re-invest those funds for the benefit of the Company. The Company's primary form of borrowing consists of advances from the FHLB-Chicago. These advances are collateralized by the capital stock of the FHLB-Chicago held by the Company and certain of its mortgage loans and mortgage-backed and related securities. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount the FHLB-Chicago will advance to member institutions, including the Company, for purposes other than meeting withdrawals fluctuates from time to time in accordance with policies of the FHLB-Chicago. At June 30, 2000, the Bank's FHLB-Chicago advances totaled $112.5 million, representing 23.1% of total liabilities, an increase from the $120.0 million outstanding at June 30, 1999. For a further discussion of the Company's funding strategy, see Part II, Item 7 of the Company's Annual Report on Form 10-K, "Financial Condition," "Liquidity and Capital Resources" and "Asset/Liability Management."

         The Company's borrowings from time to time include reverse repurchase agreements. The form of reverse repurchase agreement used by the Company involves the sale of securities owned by the Company with a commitment to repurchase the same or substantially the same securities at a predetermined price at a future date, typically within 30 days to six months. These transactions are treated as borrowings collateralized by the securities sold and are therefore included as other borrowings in the Company's Consolidated Financial Statements. These transactions are authorized by the Company's Investment Policy and are governed by agreements with primary government dealers under Public Securities Association Master Repurchase Agreements. At June 30, 2000, reverse repurchase agreements totaled $18.5 million, representing 3.8% of total liabilities, an increase from the $9.5 million outstanding at June 30, 1999. At June 30, 1998 the Company had no reverse repurchase agreements outstanding. The Bank has increased its use of reverse repurchase agreements as a funding source because of the attractive short-term interest rates offered on reverse repurchase agreements relative to FHLB advances.

         In June of fiscal year 2000 the Company obtained a line of credit facility with a third-party bank for the primary purpose of funding the Company's commercial mortgage banking activities and for providing capital investment into the Bank from the Holding Company. The third-party line of credit facility is secured by the Holding Company's investment in the Bank. The Company's commercial mortgage banking subsidiary will utilize the line of credit facility from time to time to fund its pipeline of commercial real estate loans that are pre-committed for sale. Also, the line of credit facility can be used by the Holding Company to increase its investment in the Bank. The line of credit facility totals $10.0 million and has an outstanding balance at June 30, 2000 of $1.0 million. The line of credit facility has an adjustable interest rate that resets off of the Federal Funds Rate and has a term of one year.

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


                                                                         AT OR FOR THE FISCAL YEAR ENDED JUNE 30,
                                                                         ---------------------------------------
                                                                            2000          1999            1998
                                                                         ---------     ---------      ----------
                                                                                 (DOLLARS IN THOUSANDS)
FHLB-CHICAGO ADVANCES:
  Average balance outstanding........................................    $ 133,519     $ 126,518       $107,378
  Maximum amount outstanding at any month-end during the period......      148,244       132,059        115,573
  Balance outstanding at end of period...............................      112,530       120,044        117,059
  Weighted average interest rate during the period (1)...............         5.76%         5.81%          6.10%
  Weighted average interest rate at end of period....................         5.84          5.59           5.87
REVERSE REPURCHASE AGREEMENTS AND OTHER BORROWINGS:
  Average balance outstanding........................................    $  22,539      $  4,414       $     --
  Maximum amount outstanding at any month-end during the period......       28,350        18,289             --
  Balance outstanding at end of period...............................       19,510         9,475             --
  Weighted average interest rate during the period (1)...............         5.69%         5.12%            --%
  Weighted average interest rate at end of period....................         6.32          5.25             --%
TOTAL ADVANCES REVERSE REPURCHASE AGREEMENTS AND OTHER BORROWINGS:
  Average balance outstanding........................................    $ 156,058      $130,932       $107,378
  Maximum amount outstanding at any month-end during the period......      150,348       150,348        115,573
  Balance outstanding at end of period...............................      132,040       129,519        117,059
  Weighted average interest rate during the period (1)...............         5.75%         5.78%          6.10%
  Weighted average interest rate at end of period....................         5.90          5.51           5.87

------------

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

SUBSIDIARY ACTIVITIES

         The Bank's wholly-owned subsidiary, Hallmark Planning Service, Inc. ("HPS," formerly West Allis Insurance, Inc.), was organized as a Wisconsin corporation in 1978. During the fiscal year ended June 30, 2000, HPS was engaged primarily in the sale of annuity and mutual fund products. The Bank has a management agreement with HPS whereby HPS reimburses the Bank for certain services it performs and pays rent for occupancy in the West Allis branch office. Net loss for HPS was ($3,238) and ($6,313) for the fiscal years ended June 30, 2000 and 1999, respectively.

         The Bank organized a wholly-owned subsidiary located in Nevada in September 1994 named Hallmark Investment Corp. The purpose of this subsidiary is to manage a portion of the Bank's investment portfolio.

         The Bank established a wholly-owned subsidiary, Hallmark Financial, Inc. (d/b/a Major Finance) during fiscal 1999 to provide subprime lending activities. During the fourth quarter of fiscal 2000, the Company discontinued its subprime lending activities through Major Finance. Management discontinued the operations of Major Finance due to the lack of loan production to cover the costs of engaging in this lending activity. For a further discussion of the Bank's subprime lending activities, see "Lending Activities - Subprime Lending."

PERSONNEL

         At June 30, 2000, the Bank had 78 full-time employees and 17 part-time employees. The employees of the Bank are not represented by a collective bargaining unit and the Bank believes its relationship with its employees to be good.

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

         For federal income tax purposes, the Bank reported its income and expenses primarily on the hybrid method of accounting (i.e., a method that incorporated more than one type of accounting method in determining taxable income) and filed its consolidated federal income tax returns on this basis through June 30, 1987. Beginning with its taxable year ended June 30, 1988, the Bank has adopted an accrual method of accounting. Both before and after the Conversion, the Bank, as a general matter, is and will be subject to the rules of federal income taxation applicable to corporations. Generally, the Internal Revenue Code requires that all corporations, including the Bank, compute taxable income under the accrual method of accounting. For its taxable year ended June 30, 2000, the Bank was subject to a maximum federal income tax rate of 34%.

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

WISCONSIN SAVINGS BANK REGULATION

         Regulations adopted by the DFI govern various aspects of the activities and operation of Wisconsin-chartered savings banks.

     EXAMINATIONS AND ASSESSMENTS

         The Bank is required to file periodic reports with and is subject to periodic examinations by the DFI. Savings banks are required to pay examination fees and annual assessments to fund the supervisory operations of the DFI. Based on the assessment rates published by the DFI and the Bank's total assets of approximately $519.3 million at December 31, 1999, the Bank paid $16,099 in assessments in the fiscal year ended June 30, 2000.

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

         Under regulations established for state savings banks by the DFI and implemented by the Administrator of the DFI, the Bank is limited in the amount of commercial real estate and commercial business loans it can hold in its loan portfolio. The DFI approved limit for the Bank was 30% of the Bank's total asset base at June 30, 2000 and June 30, 1999. At June 30, 2000, the Bank had $138.3 million of such loans in its portfolio, which represents 26.6% of the Bank's asset base of $520.0 million. Management believes this expanded regulatory limit will be sufficient to meet the Bank's asset growth and portfolio diversification objectives in fiscal 2000.*

         Savings banks may invest funds in certain types of debt and equity securities, including obligations of federal, state and local governments and agencies. Subject to prior approval of the DFI, compliance with capital requirements and certain other restrictions, savings banks may invest in residential housing development projects.

Savings banks may invest in service corporations or subsidiaries with the prior approval of the DFI, subject to certain restrictions.

         The lending and investment powers of Wisconsin savings banks also are limited by FDIC regulations and other federal law and regulations. Operations and investments of the Company are regulated by the FRB. See "Holding Company Regulation." At June 30, 2000 neither the Bank or Company were under any DFI, FRB or FDIC order to divest or terminate any investment or activity.

     LOANS TO ONE BORROWER

         Savings banks may make loans and extensions of credit, both direct and indirect, to one borrower in amounts up to 15% of capital plus an additional 10% for loans fully secured by readily marketable collateral. In addition, savings banks may make loans to one borrower for any purpose in an amount not to exceed $500,000, or to develop domestic residential housing units in an amount not to exceed the lesser of $30 million or 30% of capital, subject to certain conditions. At June 30, 2000, the Bank did not have any loans which exceeded the loans-to-one borrower limitations.

     QUALIFIED THRIFT LENDER REQUIREMENT

         The Bank must qualify for and maintain a level of qualified thrift investments equal to 60% of its assets as prescribed in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended. A savings bank that fails to meet the qualified thrift lender test becomes subject to certain operating restrictions otherwise applicable only to commercial banks. At June 30, 2000, the Bank maintained 60.98% of its assets in qualified thrift investments and therefore met the qualified thrift lender requirement.

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

     LIQUIDITY

         Savings banks are required to maintain an average daily balance of liquid assets of not less than 8% of its average daily balance of net withdrawable accounts plus its short-term borrowings. Also required is a "primary liquid assets" ratio of at least 4% of average daily withdrawable accounts and short-term borrowings. Primary liquid assets are defined as primarily short-term liquid assets and U.S. government and U.S. government agency securities. At June 30, 2000, the Bank's daily liquidity ratio was 10.29%.

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

INSURANCE OF DEPOSITS

         The Bank's deposits are insured to applicable limits under the Savings Association Insurance Fund ("SAIF") of the FDIC. The FDIC regulations assign institutions to a particular capital group based on the level of an institution's capital -- "well capitalized," "adequately capitalized," and "undercapitalized." These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. This matrix results in nine assessment risk classifications, with reduced insurance rates paid by well-capitalized, financially sound institutions and higher rates paid by undercapitalized institutions that pose a substantial risk of loss to the insurance fund unless effective corrective action is taken.

         Deposit insurance premiums for the Bank are currently assessed at the rate of 2.1 cents per $100 of deposits. The Bank's expense related to FDIC premiums was $121,890, $172,355 and $173,713 for the fiscal years ended June 30, 2000, 1999 and 1998, respectively. Deposit premium levels are set in order to permit the SAIF to achieve a ratio of reserves to insured deposits of 1.25%, and the FDIC may adjust assessment rates to maintain the target ratio. In addition, the FDIC imposed a one-time, industry-wide, special assessment, which resulted in a premium charge of $739,997 for the Bank's fiscal year ended June 30, 1997. While an increase in premiums for the Bank could have an adverse effect on earnings, a decrease in premiums could have a positive impact on earnings. The Bank does not expect any increase in the insurance premium in the foreseeable future.

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

     PROMPT CORRECTIVE REGULATORY ACTION

         Federal bank regulators are required to take certain supervisory actions with respect to undercapitalized institutions, the severity of which depend upon the institution's degree of capitalization. The regulations provide that an insured institution that has a ratio of total capital to risk-based assets of less than 8.0%, core capital to risk-based assets of less than 4.0% or a leverage ratio that is less than 4.0%, would be considered "undercapitalized." An insured institution that has a ratio of total capital to risk-based assets of less than 6.0%, core capital to risk-based assets of less than 3.0% or a leverage ratio that is less than 3.0%, would be considered "significantly undercapitalized" and an insured institution that has tangible capital to assets ratio equal to or less than 2.0% would be deemed "critically undercapitalized."

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

     BROKERED DEPOSITS

         FDIC regulations govern the acceptance of brokered deposits by insured depository institutions. The capital position of an institution determines whether and with what limitations an institution may accept brokered deposits. A "well-capitalized" institution (one that significantly exceeds specified capital ratios) may accept brokered deposits without restriction. "Undercapitalized" institutions (those that fail to meet minimum regulatory capital requirements) may not accept brokered deposits and "adequately capitalized" institutions (those that are not "well-capitalized" or "undercapitalized") may only accept such deposits with the consent of the FDIC. (The definitions of "well-capitalized", "adequately capitalized" and "undercapitalized" governing the acceptance of brokered deposits conform to the definitions used in the regulations implementing the prompt corrective action provisions of the FDICIA.) The Bank is a "well-capitalized" institution and therefore may accept brokered deposits without restriction. At June 30, 2000, the Bank had $216.2 million in brokered deposits.

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

         Under FDIC regulations, the Bank must obtain prior FDIC approval before directly, or indirectly through a majority-owned subsidiary, engaging "as principal" in any activity that is not permissible for a national bank unless certain exceptions apply. The activity regulations provide that state banks which meet applicable minimum capital requirements would be permitted to engage in certain activities that are not permissible for national banks, including guaranteeing obligations of others, activities which the FRB has found to be closely related to banking and certain securities activities conducted through subsidiaries. The FDIC will not approve an activity that it determines presents a significant risk to the FDIC insurance funds. As a SAIF-insured, state-chartered savings bank which was formerly a state-chartered savings association, the Bank continues to be subject to certain restrictions which are imposed by federal law on state-chartered savings associations. The activities of the Bank and its subsidiary are permissible under applicable federal regulations.

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

         FDIC-insured institutions in the strongest financial and managerial condition (with a composite rating of "1" under the Uniform Financial Institutions Rating System established by the Federal Financial Institutions Examination Council) are also required to maintain "Tier 1 capital" equal to at least 3% of total assets (the "leverage capital" requirement). Tier 1 capital is defined to include the sum of common shareholders' equity, noncumulative perpetual preferred stock (including any related surplus), and minority interests in consolidated subsidiaries, minus all intangible assets (with certain exceptions), identified losses, and qualifying investments in securities subsidiaries. An institution that fails to meet the minimum leverage limit requirement must file a capital restoration plan with the appropriate FDIC regional director. At June 30, 2000, the Bank's ratio of Tier 1 capital to total average assets was 6.65%, or 3.65 percentage points in excess of the minimum leverage capital requirement, the Bank's Tier 1 capital to risk-weighted assets was 9.46%, or 5.46 percentage points in excess of the FDIC requirement, and the Bank's total capital to risk-weighted assets was 10.34%, or 2.34 percentage points in excess of the FDIC requirement.

     WISCONSIN REGULATION

         Wisconsin-chartered savings banks are required to maintain a minimum capital to assets ratio of 6% and must maintain total capital necessary to ensure the continuation of insurance of deposit accounts by the FDIC. If the DFI determines that the financial condition, history, management or earning prospects of a savings bank are not adequate, the DFI may require a higher minimum capital level for the savings bank. If a savings bank's capital ratio falls below the required level, the DFI may direct the savings bank to adhere to a specific written plan established by the DFI to correct the savings bank's capital deficiency, as well as a number of other restrictions on the savings bank's operations, including a prohibition on the declaration of dividends. At June 30, 2000, the Bank's total capital, as calculated under Wisconsin law, was $36.3 million, or 6.93% of total assets, which was 0.91% in excess of the required amount.

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

FEDERAL RESERVE SYSTEM

         Regulation D, promulgated by the FRB, imposes reserve requirements on all depository institutions which maintain transaction accounts or non-personal time deposits. Checking accounts, NOW accounts and certain other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to Regulation D reserve requirements, as are any non-personal time deposits (including certain money market deposit accounts) at a savings institution. For 1997, a depository institution must maintain average daily reserves equal to 3% on the first $49.3 million of transaction accounts and an initial reserve of $1.5 million, plus 10% of that portion of total transaction accounts in excess of $49.3 million. The first $4.4 million of otherwise reservable balances (subject to adjustment by the FRB) are exempt from the reserve requirements. These percentages and threshold limits are subject to adjustment by the FRB. As of June 30, 2000, the Bank met its Regulation D reserve requirements.

         Thrift institutions also have authority to borrow from the Federal Reserve Bank "discount window," but FRB policy generally requires thrift institutions to exhaust all FHLB sources before borrowing from the Federal Reserve System. The Bank had no discount window borrowings as of June 30, 2000.

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

         The Bank, as a member of the FHLB-Chicago, is required to acquire and hold shares of capital stock in the FHLB-Chicago in an amount equal to the greater of (i) 1% of the aggregate outstanding principal amount of residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or (ii) 0.3% of total assets. The Bank is in compliance with this requirement with an investment in FHLB-Chicago stock of $7.8 million at June 30, 2000.

         Among other benefits, the FHLBs provide a central credit facility primarily for member institutions. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB-Chicago. At June 30, 2000, the Bank had $112.5 million in advances from the FHLB-Chicago.

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

         The DIF Act addressed other matters which will affect the Bank. Certain bond obligations of the Financial Corporation ("FICO"), which were issued to resolve the savings and loan crisis in the 1980's, are being shared by all insured depository institutions beginning after December 31, 1996. While BIF and SAIF members have previously paid different annual assessments to fund repayment of the FICO bonds, after January 1, 2000, they share the FICO payments on a pro-rata basis, which is assessed at 2.4 basis points until the bonds mature in 2017.

         The DIF Act provided for the merger of BIF and SAIF into a single Deposit Insurance Fund, which was to be effective January 1, 1999, if no insured depository institution was a savings association on that date. While this legislation contemplated that the savings association charter would be phased out over that period of time, that has not occurred and both BIF and SAIF continue in existence.

GRAMM-LEACH-BLILEY ACT

         The laws and regulations to which the Bank and Company are subject are under constant review by Congress, state legislatures, and state and federal regulators. On November 12, 1999, comprehensive federal legislation, referred to as the Gramm-Leach-Bliley Act (the "GLBA"), was signed into law eliminating many of the Depression-era restrictions on affiliations between banks, securities firms, insurance companies, and other financial services organizations. The GLBA provides for a new type of "financial holding company" structure under which affiliations among these entities may occur, subject to regulation of financial holding companies by the Federal Reserve Board and of their affiliates by the appropriate functional regulator, including the Securities and Exchange Commission and state insurance regulators. In addition, the GLBA permits certain non-banking financial and financially related activities to be conducted by operating subsidiaries of a national bank. Under the GLBA, a bank holding company may become certified as a financial holding company by filing a notice with the Federal Reserve Board, together with a certification that the bank holding company meets certain criteria, including capital, management and Community Reinvestment Act requirements. The GLBA contains a number provisions allocating regulatory authority among the Federal Reserve Board, other banking regulators, the Securities and Exchange Commission and state insurance regulators. In addition, the GLBA imposes strict new privacy disclosure and "opt-out" requirements regarding the ability of financial institutions to share personal non-public customer information with third parties.

         Other important provisions of the GLBA permit merchant banking and venture capital activities, and insurance underwriting, to be conducted by a subsidiary of a financial holding company, and municipal securities underwriting activities to be conducted directly by a national bank or its subsidiary. Under the GLBA, a financial holding company may engage in a broad list of "financial activities", as well as in any non-financial activity that the Federal Reserve Board determines is "complimentary" to a financial activity and poses no substantial risk to the safety and soundness of depository institutions or the financial system.

         While certain provisions of the GLBA became effective on November 12, 1999, other provisions are subject to delayed effective dates and, in some cases, will be implemented only upon adoption by federal regulatory agencies of rules prescribed by the GLBA. Certain of the authorities provided under the GLBA may require action by the DFI or Wisconsin legislature before becoming available to Wisconsin-chartered insured institutions such as the Bank.

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

         The Bank intends to open a new full-service banking facility at the Glendale, Wisconsin location in fiscal 2000.* The Bank currently leases a portion of the Glendale facility to various tenants and operates certain administrative functions out of the remaining portion of such facility.

A list of the Bank's administrative and full-service offices is as follows:

                                                                                                  NET BOOK VALUE
                                                                                                 OF PROPERTIES AND
                                                            YEAR                                  IMPROVEMENTS AT
OFFICE LOCATION                                            OPENED                                  JUNE 30, 2000
---------------                                            ------                                  -------------
West Allis/Home Office                                      1919                                   $  241,000
7401 West Greenfield Avenue
West Allis, WI  53214

New Berlin Office                                           1989                                      927,000
15600 West Cleveland Avenue
New Berlin, WI  53151

Greenfield Office                                           1988                                      976,000
5101 South 27th Street
Greenfield, WI  53221

Glendale Office                                             1998                                    2,530,000
5555 N. Port Washington Road
Glendale, WI  53217
                                                                                                   ----------
Net Book Value:                                                                                    $4,674,000
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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2000.

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

         JAMES D. SMESSAERT, age 62, is President, Chief Executive Officer and Chairman of the Board of the Company, has been President, Chief Executive Officer and a director of the Bank since 1983, and became Chairman of the Board effective July 1, 1993. Prior to joining the Bank, Mr. Smessaert was Executive Vice President of Advantage Bank, formerly Kenosha Savings and Loan Association. Mr. Smessaert is past President of the Milwaukee Council of the Wisconsin League of Financial Institutions. He currently serves as Secretary and as a member of the Legislative and Executive Committees of the Wisconsin League of Financial Institutions. Mr. Smessaert also is immediate past Chairman of the West Allis Chamber of Commerce and past Chairman of the West Allis Business Expo.

         PETER A. GILBERT, age 52, is Corporate Secretary and Executive Vice President, Chief Operating Officer and a director of the Bank effective August 1, 1995, and a director of the Company effective August 22, 1995. Prior to joining the Bank, Mr. Gilbert was President and CEO of Valley Real Estate Services Corp., a mortgage banking subsidiary of Valley Bancorporation located in Sheboygan, Wisconsin, from 1992 to 1994, and Managing Director of Gilbert and Associates, a financial services consulting firm located in Encinitas, California, from 1988 to 1992.

         ARTHUR E. THOMPSON, age 40, is Chief Financial Officer and Treasurer of the Company and has been Senior Vice President of the Bank since March 1993. Mr. Thompson joined the Bank in 1985 as the Controller and served as Vice President and Treasurer from 1987 to March 1993. Mr. Thompson also is a director of the Bank's subsidiary, Hallmark Investment Corp. Prior to joining the Bank, Mr. Thompson was an accountant at Hopkins Savings & Loan Association from 1984 to 1985 and Assistant Controller at West Bend Savings & Loan Association from 1983 to 1984. Mr. Thompson is a Certified Public Accountant.

         ELIZABETH S. BORST, age 38, is Senior Vice President of the Company and has been Senior Vice President of Sales and Marketing of the Bank since November 1995. Ms. Borst served as Vice President-Marketing from 1993 to 1995. Ms. Borst also is a director of the Bank's subsidiary, Hallmark Planning Services, Inc.

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

         As of August 24, 2000, there were 293 holders of record and an estimated 800 beneficial holders owning a total of 2,563,241 voting shares.

         Payment of future dividends is within the discretion of the Corporation's Board of Directors and will depend among other factors, on earnings, capital requirements, and the operating and financial condition of the Corporation. At the present time, the Corporation expects that dividends will continue to be paid in the future. See Item 6 of this document for information on dividends.

ITEM 6.  SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA (Five-Year Summary)


     Set forth below are selected consolidated financial and other data of the Company. The financial data is derived in part from, and should be read in conjunction with, the Consolidated Financial Statements of the Company and Notes thereto presented elsewhere in this report.

                                                                                        AT JUNE 30,
                                                              -------------------------------------------------------------
                                                                2000          1999         1998         1997         1996
                                                              --------     ----------   ----------   ----------    --------
                                                                                      (IN THOUSANDS)
SELECTED FINANCIAL CONDITION DATA:
Total assets.........................................         $519,584     $469,659     $438,374      $409,820     $377,157
Loans receivable, net................................          391,764      281,120      280,889       273,556      224,807
Cash and cash equivalents............................           16,559        8,599        8,184         8,755        4,825
Securities available-for-sale........................           74,259      100,468       66,445        29,518       37,284
Investment securities and certificates of deposit....               --           --          388           780          978
Mortgage-backed and related securities...............           15,017       54,618       65,282        85,430       97,332
Deposits.............................................          345,318      288,714      271,619       281,512      229,675
FHLB advances and other borrowings...................          132,040      129,519      117,059        92,073      113,954
Shareholders' equity.................................           33,355       34,496       33,453        29,672       27,011



                                                                                 FISCAL YEAR ENDED JUNE 30,
                                                             ---------------------------------------------------------------
                                                                2000          1999         1998         1997         1996
                                                             ----------    ----------   ----------   ----------   ----------
                                                                          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
SELECTED OPERATIONS DATA:
Total interest income................................        $  38,439    $   34,29    $  32,227     $  29,823    $  22,894
Total interest expense...............................           26,023       22,814       21,586        20,210       15,348
                                                             ---------    ---------    ---------     ---------    ---------
  Net interest income................................           12,416       11,484       10,641         9,613        7,546
Provision for loan losses............................              871          480          800           650          367
                                                             ---------    ---------    ---------     ---------    ---------
  Net interest income after provision for loan losses           11,545       11,004        9,841         8,963        7,179
Non-interest income:
  Loan servicing and loan-related fees...............              350          355          349           251          233
  Depository fees and service charges................              457          451          429           478          494
  Gain on sale of loans..............................                9          892          297            95           75
  Gain (loss) on sale of securities and
    mortgage-backed and related securities, net......               48           68           (8)            7           72
  Other non-interest income..........................              367          316          141           197          388
                                                             ---------    ---------    ---------     ---------    ---------
Total non-interest income............................            1,231        2,082        1,208         1,028        1,262
Total non-interest expense...........................            8,391        8,451        6,847         7,046        5,554
                                                             ---------    ---------    ---------     ---------    ---------
Income before income tax expense.....................            4,385        4,635        4,202         2,945        2,887
Income tax expense...................................            1,381        1,505        1,403         1,026        1,009
                                                             ---------    ---------    ---------     ---------    ---------
    Net income.......................................        $   3,004    $   3,130    $   2,799     $   1,919    $   1,878
                                                             =========    =========    =========     =========    =========
    Earnings per share (basic).......................        $    1.17    $    1.13    $    1.01     $    0.71    $    0.70
                                                             =========    =========    =========     =========    =========
    Earnings per share (diluted).....................        $    1.14    $    1.10    $    0.97     $    0.68    $    0.68
                                                             =========    =========    =========     =========    =========
    Cash dividends per share.........................        $    0.15    $    0.00    $    0.00     $    0.00    $    0.00
                                                             =========    =========    =========     =========    =========



                                                                                AT OR FOR THE FISCAL YEAR ENDED JUNE 30,
                                                                         --------------------------------------------------------
                                                                          2000         1999         1998          1997     1996
                                                                         ------       ------       ------        ------   -------
                                                                                             (DOLLARS IN THOUSANDS)
SELECTED FINANCIAL RATIOS AND OTHER DATA:
PERFORMANCE RATIOS
Return on average assets...................................               0.58%         0.67%        0.67%        0.48%     0.60%
Return on average equity...................................               8.93          9.08         8.89         6.83      7.17
Interest rate spread during period(1)......................               2.20          2.18         2.22         2.06      1.97
Net interest margin(1).....................................               2.50          2.54         2.63         2.48      2.45
Non-interest expense to average assets.....................               1.62          1.81         1.64         1.77      1.76
Non-interest income to average assets......................               0.24          0.44         0.29         0.26      0.40
Average interest-earning assets to
 average interest-bearing liabilities......................               1.06x         1.07x        1.08x        1.08x     1.10x

ASSET QUALITY RATIOS
Non-performing loans to gross loans(2).....................               0.45%         0.81%        0.49%        0.22%     0.04%
Non-performing assets to total assets(2)...................               0.57          0.70         0.32         0.16      0.03
Allowance for loan losses to non-performing loans..........             171.26        109.19       166.36       282.37  1,153.27
Ratio of allowance for loan losses to gross loans..........               0.78          0.89         0.81         0.62      0.50
Net charge-offs to average gross loans.....................               0.08          0.05         0.08         0.04      0.05

CAPITAL RATIOS(3)
Average shareholders' equity to average assets.............               6.51          7.36         7.54         7.07      8.30
Shareholders' equity to total assets at end of period......               6.42          7.34         7.63         7.24      7.16

OTHER DATA
Number of deposit accounts.................................             14,102        15,441       16,054       18,064    18,070
Number of real estate loans outstanding....................              2,852         3,306        3,620        3,824     3,654
Number of real estate loans serviced.......................              3,219         3,687        4,063        4,360     4,111
Number of consumer loans outstanding.......................              3,535         3,011        3,229        3,310     3,705
Number of commercial loans outstanding.....................                110           129           90           32        --
Loan originations/purchases................................           $259,338      $258,960     $163,433     $118,108  $140,313
Full-service facilities....................................                  3             3            3            3         3


--------------------
(1) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities. Net interest margin represents net interest income as a percentage of average interest-earning assets.

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

         The Company's primary strategy since the Conversion through fiscal 2000 has been to focus on effectively utilizing the capital acquired in the Conversion to fund asset growth and asset portfolio diversification into higher-yielding assets. This strategy resulted in an increase in the Company's asset size from $179.6 million at June 30, 1994 to $519.6 million at June 30, 2000. The Company's asset growth has come primarily through (i) the origination and purchase of mortgage loans (principally loans secured by one-to-four family owner-occupied homes) within and outside of the Company's primary lending area,
(ii) the purchase of mortgage-backed and related securities, and (iii) the origination and purchase of commercial real-estate and business loans within and outside of the Company's primary lending area. This asset growth was funded through significant increases in Federal Home Loan Bank ("FHLB") advances and other borrowings, and increases in deposits consisting primarily of brokered and non-brokered wholesale deposits.

         The Company's asset portfolio diversification has been achieved by altering the composition of loans and securities originated, purchased, sold and held in the total asset portfolio. In particular, the Company has focused on originating and purchasing higher-yielding non-conforming one-to-four family, multi-family, commercial real estate and commercial business loans secured by properties or assets located within the Company's primary lending area (as defined herein) and outside of the Company's primary lending area, to either replace or supplement lower-yielding one-to-four family mortgage loans and principal run-off from the mortgage securities portfolio. In fiscal 2000, the Company originated and purchased loans or participation interests (loan production) totaling $140.4 million and $118.9 million, respectively, (total loan production of $259.3 million) as compared to fiscal 1999 when originated and purchased loans and participation interests totaled $202.1 million and $56.9 million, respectively (total loan production of $259.0 million). Approximately $132.4 million and $47.1 million of the Company's total loan production related to properties or business assets located outside of the Company's primary lending area in fiscal 2000 and 1999, respectively (representing 32.09% and 15.76% of gross loans at June 30, 2000 and 1999, respectively). A significant portion of the Company's loan production in 2000 related to multi-family and construction loans, commercial real estate loans, commercial construction and land loans and commercial business loans.

         The Company has substantially completed its strategy of utilizing the capital acquired in the Conversion to fund asset growth and asset portfolio diversification into higher-yielding assets. In fiscal 2001, the Company does not intend to significantly grow in asset size from its current level of $519.6 million.* Under FDIC regulatory capital adequacy guidelines, the Bank must maintain certain amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations) in order to maintain its status as a well-capitalized institution. As of June 30, 2000, the Bank was fully-leveraged from a risk-based capital standpoint, with a ratio of total capital to risk-weighted assets of 10.34% (with a required ratio of 10%). See Note 9 to the Company's Notes to Consolidated Financial Statements. Therefore, in fiscal 2001, in order to maintain its well-capitalized status, the Bank will only be able to increase its asset base to the extent of net retained earnings.

         The Company intends to continue to maximize the yield on its loan portfolio in fiscal 2001 by maintaining the portfolio percentage composition of higher-yielding non-conforming one-to-four family, multi-family, commercial real estate and commercial business loans and selling substantially all of its current year lower-yielding one-to-four family mortgage loans originated.* The Company projects that total loan production will be approximately $200 million in fiscal 2001 compared to $259.3 million in fiscal 2000*. The Company anticipates that approximately half of its total loan production in fiscal 2001 will be generated from the purchase of loans secured by properties located outside of its primary market area.* A significant portion of out-of-market purchases are expected to relate to non-conforming one-to-four family mortgage loans, multi-family and commercial real-estate loans.*

         The Company intends to evaluate the benefits of converting the Bank from a state thrift charter to a state bank charter in 2001.* Under regulations established for state savings banks by the Wisconsin Department of Financial Institutions ("DFI"), the Bank is limited in the amount of commercial real estate and commercial business loans it can hold in its loan portfolio. The DFI approved limit for the Bank was 30% of the Bank's total asset base at June 30, 2000 and June 30, 1999. At June 30, 2000, the Bank had $138.3 million of such loans in its portfolio, representing 26.6% of the Bank's total asset base of $520.0 million. At June 30, 1999, the Bank had $77.7 million of such loans in its portfolio, representing 16.5% of the Bank's asset base of $469.6 million. The Company projects that the percentage of total assets represented by commercial real estate and commercial business loans will not increase significantly in fiscal 2001 as a substantial portion of these new originations and purchases are expected to be sold in the secondary market. Thus, while management believes that this current regulatory limit is currently sufficient to meet the Bank's business strategy in fiscal 2001, the Company intends to evaluate whether a state bank charter would provide more lending flexibility.*

         The Company intends to begin the process of increasing the level of core retail deposits relative to brokered and non-brokered wholesale deposits which is expected to reduce the overall cost of liabilities for the Company.* This process will begin in fiscal 2001 through the use of several different strategies, including changing the bank name from West Allis Savings Bank to Ledger Bank, S.S.B., opening a new full-service banking center in Glendale, Wisconsin, implementing a proactive internal sales culture, and by offering an internet-only deposit product.*

         The Company intends to enhance its presence in the marketplace by changing its bank name from West Allis Savings Bank to Ledger Bank, S.S.B. during the second quarter of fiscal 2001.* The new name, Ledger Bank, S.S.B., was strategically selected to pay tribute to the Bank's 81-year old heritage as a trustworthy, solid community bank and to act as a vehicle to demonstrate the Bank's commitment to future growth.* The Company believes the new name will enable it to create a differentiated, customer-focused, financial services brand in the market.* The new name will become official on October 26, 2000, the day following the Company's annual meeting of shareholders, with a local media and promotional campaign. The Company believes the new name will help enhance the Bank's growth plans to increase its market share around each current branch office, opening a new full-service banking center as well as the ongoing sales efforts of its residential lending officers and business loan officers throughout southeastern Wisconsin.* The Company intends to support the new name and enhanced brand identity through increased marketing expenditures in fiscal 2001.*

         A new full-service banking center in Glendale, Wisconsin is expected to be operating during the third quarter of fiscal 2001.* This north shore location currently serves as the executive and administrative headquarters for the Company and Bank. Location-specific market research was conducted during fiscal 2000 by a third party company, placing this site as one of the top five locations for attracting core deposit balances in Milwaukee County. The full-service banking center will offer traditional deposit products and services, discount brokerage services, and mortgage, consumer and commercial business lending services.* The Company expects to incur significant non-interest expenses in connection with opening the new banking center.*

         During fiscal 2001, the Company also intends to generate additional non-interest income from existing and new revenue sources.* This is expected to be accomplished by (i) continuing to generate commercial lending and deposit activities through the commercial lending division, (ii) increasing fee income opportunities within the residential mortgage lending division through the sale of one-to-four family mortgage loans and referral of subprime mortgage loans,
(iii) increasing fees from its insurance subsidiary, Hallmark Planning Services, Inc., and (iv) expanding commercial mortgage banking activities during fiscal 2001.*

         In fiscal 2001, the Company intends to continue pursuing commercial lending activities through its commercial banking division as another source of additional fee income and higher-yielding assets.* The focus of the Company's commercial division will be the origination and purchase of small business loans and leases, as well as the acquisition of business deposits.* During fiscal 2000, the Company originated and purchased $158.2 million of multi-family, commercial real estate, multi-family construction, commercial construction and commercial business loans, lines of credit and leases, of which $80.9 million were purchases and $77.3 were originations. Management currently projects that the commercial lending division will significantly decrease its origination and purchase activity (by approximately 50%) during fiscal 2001 in order to maintain a minimal growth rate in the Company's asset base.* The Company also expects increased fee income from the commercial banking division resulting from a growth in business deposit relationships.* The Company also has recently implemented a program for mortgage contract cash processing within the commercial lending division, a service which generates fee income. Through the program, the Bank acts as a partial sub-servicer, providing a cash/processing function for nationally originated commercial real estate loans.

         During fiscal 2001, the Company also intends to increase its non-interest income by expanding the secondary marketing activities of its residential mortgage division, generating additional fee income through the sale of mortgage credit and life insurance, and through the referral of subprime mortgage loans to a third party lender.* The Company expects one-to-four family mortgage loan originations to increase despite the generally higher level of market interest rates due to increased marketing activities and expansion of our retail banking centers.* It is currently anticipated that substantially all of the 30-year fixed rate conforming one-to-four family mortgage loans originated in fiscal 2001 will be sold in the secondary market resulting in income from gains on loans sold.*

         During the fourth quarter of fiscal 2000, the Company discontinued its lending activities involving higher credit risk financial services (also known as subprime lending) through Hallmark Financial, Inc. (d/b/a Major Finance). Major Finance was formed to broker subprime loans primarily secured by one-to-four family mortgage and commercial real estate within and outside the Company's primary lending area. Management discontinued the operations of Major Finance due to the lack of loan production to cover the costs of engaging in this lending activity. No loans originated by Major Finance are currently in the Bank's portfolio. It is anticipated that the Company's subprime lending activities in fiscal 2001 will be limited to referring subprime loan prospects to third-party lenders through the residential mortgage lending division and generating referral fee income from such activity.*

         The Company expects its insurance subsidiary, Hallmark Planning Services, Inc., to generate additional fee income in fiscal 2001 from the sale of securities, mutual funds, annuities and life insurance products by licensed investment brokers. The Company attributes the projected growth in fee income to the overall business strategy of adding a new retail banking center and the implementation of a proactive sales culture in fiscal 2001.*

         During fiscal 2001, the Company also intends to generate non-interest income by leveraging its existing commercial lending capabilities through the origination, selling and servicing of commercial real estate mortgages on a national basis, with primary concentration in the southwest and western regions of the country.* While the Company primarily expects to originate and purchase commercial real estate mortgages on a national basis, it also may originate and purchase loans or participation interests in loans secured by multi-family real estate and commercial business assets.* The new commercial mortgage banking operation, Hallmark Financial, Inc. ("HFI"), will be a wholly-owned subsidiary of the Company. HFI will originate loans from a third party commercial real-estate broker on a non-exclusive basis and act as the lender of record until the loan is sold without recourse, generally within 45 days of the loan closing.* HFI will retain the servicing rights to these loans and receive a servicing fee.* The Company estimates that during fiscal 2001 HFI will originate, sell and service approximately $50 - $100 million of commercial real estate mortgage loans on a national basis, with primary concentration in the southwest and western regions of the country.* HFI revenues, generated primarily through the collection of originating and servicing fees, are projected to be approximately $150,000 - $300,000 in fiscal 2001.* The primary benefit of the expansion of the Bank's commercial lending activities is to gain economies of scale through the ability to leverage existing staff, expertise level, overhead and infrastructure in order to increase fee income without a significant incremental increase in expenses.*

         The Company expects to incur significant increases in non-interest expense as a result of implementing its strategic business plan in fiscal 2001.* In addition, the Company's negative interest rate gap position (41.1% at June 30, 2000) will likely reduce net income in the event of an increase in market interest rates.* To mitigate the Company's exposure to rising interest rate levels, the Company intends to decrease its negative interest rate gap position by lengthening the maturities of its wholesale funding sources (wholesale brokered CDs and FHLB advances). The Company also may implement hedging strategies involving derivative financial instruments such as options and interest rate swaps during fiscal 2001.* See "Management's Discussion and Analysis of Financial Condition - Asset/Liability Management." As a result of the projected expense increases and narrowing of interest margin due to the gap position and the generally higher level of interest rates, the Company expects net income in fiscal 2001 to fall below reported net income for 2000.* Despite the projected decline in net income, the Company believes the strategic benefits of the expanded sales and branch activities will have a long-term positive impact on the Company's results of operations and franchise value.

COMPARISON OF OPERATING RESULTS FOR THE FISCAL YEARS ENDED JUNE 30, 2000 AND
1999

     GENERAL

         Net income for the fiscal year ended June 30, 2000 decreased 4.0% to $3.0 million from $3.1 million for fiscal 1999. The decrease in net income was primarily attributable to a decrease in non-interest income and an increase in the provision for losses on loans. Net interest income before the provision for losses on loans increased to $12.4 million for the fiscal year ended June 30, 2000 from $11.5 million for fiscal 1999, primarily as a result of higher average interest-earning assets during fiscal 2000 as compared to fiscal 1999. Non-interest income decreased by $851,000 to $1.2 million for the fiscal year ended June 30, 2000 from $2.1 million for fiscal 1999. The decrease in non-interest income was primarily due to a decrease in gain on the sale of loans which decreased $883,000 to $9,000 for the fiscal year ended June 30, 2000 from $892,000 for fiscal 1999, a decrease in service charges on loans of $34,000 to $300,000 for the fiscal year ended June 30, 2000 from $334,000 for fiscal 1999 and a decrease in gains on the sale of securities available-for-sale and mortgage-backed and related securities available-for-sale of $20,000 to $48,000 for the fiscal year ended June 30, 2000 from $68,000 for fiscal 1999. The decreases were partially offset by an increase in insurance commissions of $35,000 to $125,000 for the fiscal year ended June 30, 2000 from $90,000 for fiscal 1999, an increase in service charges on deposit accounts of $6,000 to $457,000 for the fiscal year ended June 30, 2000 from $451,000 for fiscal 1999, an increase in loan servicing fees of $29,000 to $50,000 for the fiscal year ended June 30, 2000 from $21,000 for fiscal 1999 and an increase in other non-interest income of $16,000 to $242,000 for the fiscal year ended June 30, 2000 from $226,000 for fiscal 1999. Non-interest expense decreased $60,000 to $8.4 million for the fiscal year ended June 30, 2000 from $8.5 million for fiscal 1999, primarily as a result of a decrease in compensation and benefits expense of $160,000 to $4.9 million for the fiscal year ended June 30, 2000 from $5.0 million for fiscal 1999, a decrease in occupancy and equipment of $132,000 to $1.5 million for the fiscal year ended June 30, 2000 from $1.6 million for fiscal 1999 and a decrease in deposit insurance expense of $51,000 to $122,000 for the fiscal year ended June 30, 2000 from $173,000 for fiscal 1999. The decrease in non-interest expense was partially offset by an increase in marketing expense of $14,000 to $366,000 for the fiscal year ended June 30, 2000 from $352,000 for fiscal 1999 and an increase in other non-interest expense of $269,000 to $1.6 million for the fiscal year ended June 30, 2000 from $1.3 million for fiscal 1999. Net income also was decreased by an increase in the provision for losses on loans of $391,000 to $871,000 for fiscal 2000 from $480,000 for fiscal 1999.

         Return on average equity decreased to 8.93% for the fiscal year ended June 30, 2000 from 9.08% for fiscal 1999. Return on average assets decreased to
 .58% for the fiscal year ended June 30, 2000 from .67% for the fiscal year ended 1999. The decrease in return on average equity was primarily due to the decrease in gains on the sale of loans and increase in the provision for losses on loans. The Company's principal investment focus during the fiscal year ended June 30, 2000 was the origination and purchase of mortgage and commercial loans. The asset growth primarily was funded through increases in brokered certificates of deposit and securities sold under agreements to repurchase.

     NET INTEREST INCOME

         Net interest income increased 8.1% to $12.4 million for fiscal 2000 from $11.5 million for fiscal 1999. Interest income increased $4.1 million in fiscal 2000, while interest expense increased $3.2 million. The level of net interest income primarily reflects a 10.0% increase in average interest-earning assets during fiscal 2000 and a increase in interest rate spread to 2.20% for fiscal 2000 from 2.18% for fiscal 1999, partially offset by a 11.3% decrease in the excess of the Company's average interest-earning assets over average interest-bearing liabilities to $27.1 million for fiscal 2000 from $30.5 million for fiscal 1999. The increased interest rate spread for fiscal 2000 is primarily a result of the Company's reallocation to higher yielding loans and a decreased level of lower yielding investment securities.

     INTEREST INCOME

         Interest income increased 12.1% to $38.4 million for fiscal year 2000 from $34.3 million for fiscal 1999. The increase in interest income was the result of an increase in average interest-earning assets of 10.0% to $497.2 million for fiscal 2000 from $452.0 million for fiscal 1999 and by an increase of 14 basis points in the yield on interest-earning assets to 7.73% for fiscal 2000 from 7.59% for fiscal 1999. Interest income on loans increased 22.4% to $28.8 million for fiscal 2000 from $23.5 million for fiscal 1999. The increase was the result of an increase in average gross loans of 23.9% to $352.7 million for fiscal 2000 from $284.7 million for fiscal 1999, partially offset by a decrease in average yield to 8.17% for fiscal 2000 from 8.27% for fiscal 1999. Gross loans increased primarily as a result of the Company purchasing more loans in the secondary market, retaining substantially all of its adjustable and short-term fixed rate loan originations and increases in multi-family and commercial components of the portfolio. The decrease in yield is attributable to the increase in loans originated and purchased at lower interest rates in the first half of fiscal year 2000. Interest income on mortgage-backed securities decreased 66.8% to $343,000 for fiscal 2000 from $1.0 million for the comparable 1999 period. The decrease was primarily due to a decrease in average balances to $5.5 million for fiscal 2000 from $14.6 million for fiscal 1999 and by a decrease in average yield to 6.23% for the 2000 period from 7.08% for the 1999 period. Interest income on mortgage-related securities decreased 32.3% to $1.9 million for fiscal 2000 from $2.8 million for fiscal 1999. The decrease was primarily due to a decrease in average balances to $29.2 million for fiscal 2000 from $43.0 million for fiscal 1999 and by a decrease in average yield to 6.57% for the 2000 period from 6.59% for the 1999 period. The decrease in average yield on mortgage-backed and related securities was primarily due to the higher level of repayments on the higher coupon rate securities portion of this portfolio. The decline in average balances of mortgage-backed and related securities and is due to management's decision to transfer $37.9 million in securities from this portfolio to the trading and available-for-sale portfolio during fiscal year 2000. Interest income on investment securities and securities available-for-sale increased 5.9% to $6.8 million for fiscal 2000 from $6.5 million for fiscal 1999. The increase was primarily due to an increase in average yield to 6.68% for the 2000 period from 6.25% for the 1999 period, offset by a decrease in average balances to $102.4 million for fiscal 2000 from $103.2 million for fiscal 1999. The higher average yield was primarily attributable to the increasing interest rate environment during the 2000 period as compared to the 1999 period.

     INTEREST EXPENSE

         Interest expense increased 14.1% to $26.0 million for fiscal 2000 from $22.8 million for fiscal 1999. The increase was primarily the result of an 11.6% increase in the average amount of interest-bearing liabilities to $470.2 million for fiscal 2000 compared to $421.5 million for fiscal 1999 and by an increase in the average rate paid on interest-bearing liabilities to 5.53% for the 2000 period from 5.41% for the 1999 period. The increased balances of certificates of deposit (including brokered deposits) and borrowings at higher average interest rates was the primary reason for the increase in the average rate paid on the interest-bearing liabilities for fiscal 2000 as compared to fiscal 1999. Interest expense on deposits increased 12.0% to $17.0 million for fiscal 2000 from $15.2 million for the comparable 1999 period. The increase was the result of an increase in average balances of 8.2% to $311.0 million for fiscal 2000 from $287.4 million for the comparable 1999 period and by an increase in the average rate paid to 5.46% for the 2000 period from 5.28% for the 1999 period. The increase in deposits was primarily due to an increase of 12.7% in certificates of deposit (including brokered deposits) to $257.0 million for fiscal 2000 from $228.0 million for the 1999 period and an increase in the average rate paid on such deposits to 5.82% for the 2000 period from 5.60% for the 1999 period. NOW accounts increased 3.5% to $2.9 million for fiscal 2000 from $2.8 million for the comparable 1999 period, offset by a decrease in average rate paid to 1.65% for the 2000 period from 1.74% for the 1999 period. Offsetting the increase in deposits was a decrease in money market deposit accounts of 12.3% to $31.2 million for fiscal 2000 from $35.6 million for the comparable 1999 period, with a decrease in the average rate paid on such deposits to 4.52% for the 2000 period from 4.88% for the 1999 period. Money market deposit accounts decreased primarily due to aggressive competitive rates offered in the Bank's market during fiscal 2000. The Company's increase in certificates of deposit was the result of aggressively marketing and pricing and the use of brokered certificates of deposit. Of the $257.0 million in the average balance of certificates of deposit for fiscal 2000, $166.7 million, or 64.9%, represented brokered certificates of deposit compared to $101.5 million, or 44.5%, for the 1999 period. The average rate paid on brokered certificates of deposit increased to 6.03% for fiscal 2000 from 5.63% for the comparable 1999 period. The increase was primarily due to the increasing interest rate environment during the 2000 period as compared to the 1999 period. Interest on borrowings (FHLB advances and reverse repurchase agreements) increased 18.4% to $9.0 million for fiscal 2000 from $7.6 million for the comparable 1999 period. The increase was primarily due to the increase in average balance to $156.1 million for fiscal 2000 from $131.2 million for the comparable 1999 period, partially offset by a decrease in average rate paid to 5.75% for fiscal 2000 from 5.78% for the 1999 period.

     PROVISION FOR LOSSES ON LOANS

         The provision for losses on loans increased to $871,000 for fiscal 2000 from $480,000 for fiscal 1999. The provision for losses on loans increased as a result of growth in the loan portfolio and higher net charge-offs in fiscal 2000. The level of allowance for losses on loans generally is determined by the Bank's historical loan loss experience, the condition and composition of the Bank's loan portfolio and general economic conditions. Management anticipates that as the Company's volume of multi-family and commercial/non-residential real estate lending activity continues to increase, the Company will need to build a higher level of allowance for loan losses established through a provision for loan losses.* Based on management's evaluation of the loan portfolio and the increase in gross loans during fiscal 2000, the allowance for losses on loans increased 20.9% to $3.2 million at June 30, 2000 compared to $2.6 million at June 30, 1999. This increase was primarily the result of the increase in the multi-family, multi-family construction, commercial real estate and commercial loan components of the gross loan portfolio which carry a greater degree of inherent credit risk as compared to one-to-four family mortgage lending. The ratio of allowance for loan losses to gross loans decreased to 0.78% at June 30, 2000 from 0.89% at June 30, 1999. The amount of non-performing loans at June 30, 2000 was $1.9 million or 0.45% of gross loans, compared to $2.4 million or 0.81% of gross loans at June 30, 1999.

     NON-INTEREST INCOME

         Non-interest income decreased 40.9% to $1.2 million for fiscal 2000 from $2.1 million for the comparable 1999 period. The largest components of the decrease were a decrease in gains on the sale of loans of $883,000 to $9,000 for fiscal 2000 from $892,000 for the comparable 1999 period, a decrease in service charges on loans of $34,000 to $300,000 for fiscal 2000 from $334,000 for the comparable 1999 period and a decrease in gains on the sale of securities and mortgage-backed and related securities of $20,000 to $48,000 for fiscal 2000 from $68,000 for the comparable 1999 period. The decreases were partially offset by an increase in insurance commissions of $35,000 to $125,000 for fiscal 2000 from $90,000 for the comparable 1999 period, an increase in service charges on deposit accounts of $6,000 to $457,000 for fiscal 2000 from $451,000 for the comparable 1999 period, an increase in loan servicing fees of $29,000 to $50,000 for fiscal 2000 from $21,000 for the comparable 1999 period and an increase in other non-interest income of $16,000 to $242,000 for fiscal 2000 from $226,000 for the comparable 1999 period. The decrease in gains on the sale of loans reflects the increase in interest rates during fiscal year 2000 that decreased the level of refinanced loans. Also, the decrease in gains on the sale of loans reflects the write-down to market value of certain loans held-for-sale. Such write-downs are due to increasing interest rates on similar loans.

     NON-INTEREST EXPENSE

         Non-interest expense decreased 0.7% to $8.4 million for fiscal 2000 from $8.5 million for the comparable 1999 period. The decrease was primarily due to a decrease in compensation and benefits expense of $160,000 to $4.9 million for fiscal 2000 from $5.0 million for the comparable 1999 period, a decrease in occupancy and equipment expense of $132,000 to $1.5 million for fiscal 2000 from $1.6 million for the comparable 1999 period and a decrease in deposit insurance premiums of $51,000 to $122,000 for fiscal 2000 from $173,000 for the comparable 1999 period. The decrease in non-interest expense was partially offset by an increase in marketing expense of $14,000 to $366,000 for fiscal 2000 from $352,000 for the comparable 1999 period and by an increase in other non-interest expense of $269,000 to $1.6 million for fiscal 2000 from $1.3 million for the comparable 1999 period. The decrease in compensation and benefits expense primarily relates to a decrease in the accrual for incentive compensation and a lower average number of full-time equivalent employees. The decrease in occupancy and equipment expense primarily relates to a refund credit received on telecommunications equipment and a lower level of general equipment expenditures in the 2000 period. The increase in other non-interest expense is primarily due to the write-off of an equity investment in a low income housing partnership and to general increases in printing, office supplies, organization dues, legal and other miscellaneous expenses.

     INCOME TAX EXPENSE

         Income tax expense decreased to $1.4 million for fiscal 2000 from $1.5 million for fiscal 1999. The decrease was primarily a result of lower income before income taxes and lower state income taxes due to an increase in the amount of interest income not subject to state income taxes.

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

     PROVISION FOR LOSSES ON LOANS

         The provision for losses on loans decreased to $480,000 for fiscal 1999 from $800,000 for fiscal 1998. The higher provision for losses on loans in fiscal 1998 was due in part to higher charge-offs in 1998. The level of allowance for losses on loans generally is determined by the Bank's historical loan loss experience, the condition and composition of the Bank's loan portfolio and general economic conditions. Management anticipates that as the Company's volume of multi-family and commercial/non-residential real estate lending activity continues to increase, the Company will need to build a higher level of allowance for loan losses established through a provision for loan losses.* Based on management's evaluation of the loan portfolio and the increase in gross loans during fiscal 1999, the allowance for losses on loans increased 13.7% to $2.6 million at June 30, 1999 compared to $2.3 million at June 30, 1998. This increase was primarily the result of the increase in the multi-family, multi-family construction, commercial real estate and commercial loan components of the gross loan portfolio which carry a greater degree of inherent credit risk as compared to one-to-four family mortgage lending and also due to an increase in non-performing loans. The ratio of allowance for loan losses to gross loans increased to 0.89% at June 30, 1999 from 0.81% at June 30, 1998. The amount of non-performing loans at June 30, 1999 was $2.4 million or 0.81% of gross loans, compared to $1.4 million or 0.50% of gross loans at June 30, 1998. The increase in non-performing loans during fiscal 1999 primarily relates to the default of a commercial real-estate loan located in the Bank's primary lending area with a balance of $1.1 million.

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

     AVERAGE BALANCE SHEET

         The following table sets forth certain information relating to the Company's consolidated average statements of financial condition and the consolidated statements of income at and for the fiscal years ended June 30, 2000, 1999 and 1998, and reflects the average yields on interest-earning assets and average rates on interest-bearing liabilities for the periods indicated. Such yields and rates are derived by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown. Average balances are derived principally from average monthly balances and include non-accruing loans. The average yields and rates include loan fees which are considered adjustments to loan yield. The amount of interest income resulting from the recognition of loan fees was $328,000, $312,000 and $169,000 for the fiscal years ended June 30, 2000, 1999 and 1998, respectively. The increase in the amount of loan fees recognized in interest income for 1999 as compared to 1998 primarily resulted from the originations of loans with higher fees and the increased refinancing of the loan portfolio. Interest income on non-accrual loans is reflected in the period it is collected and not in the period it is earned. Such amounts are not material to net interest income or net change in net interest income in any period. Non-accruing loans are included in the average balances and do not have a material effect on the average yield.


                                                                             CONSOLIDATED AVERAGE BALANCE SHEETS
                                                                                  FISCAL YEAR ENDED JUNE 30,
                                                       -----------------------------------------------------------------------
                                                                           2000                              1999
                                                       --------------------------------------  -------------------------------
                                                             AVERAGE      INTEREST    AVERAGE   AVERAGE    INTEREST    AVERAGE
                                                           OUTSTANDING     EARNED/    YIELD/   OUTSTANDING   EARNED/    YIELD/
                                                             BALANCE        PAID       RATE     BALANCE       PAID       RATE
                                                             -------        ----       -----    --------      ----       -----
                                                                                   (DOLLARS IN THOUSANDS)
ASSETS:
  Interest-earning assets:
    Mortgage loans......................................... $ 327,445   $ 26,088       7.97%  $  265,438  $  21,607      8.14%
    Consumer loans.........................................     3,405        461      13.54        4,157        572     13.76
    Commercial loans.......................................    21,881      2,264      10.35       15,081      1,368      9.07
                                                            ---------   --------              ----------  ---------
      Total loans..........................................   352,731     28,813       8.17      284,676     23,547      8.27
    Mortgage-backed securities.............................     5,509        343       6.23       14,603      1,034      7.08
    Mortgage derivative securities.........................    29,217      1,920       6.57       43,009      2,835      6.59
                                                            ---------   --------              ----------  ---------
      Total mortgage-backed and related securities.........    34,726      2,263       6.52       57,612      3,869      6.72
    Investment and other securities........................     9,163        521       5.69       14,550        775      5.33
    Securities available for sale..........................    93,258      6,317       6.77       88,650      5,680      6.41
    Federal Home Loan Bank stock...........................     7,371        525       7.12        6,505        427      6.56
                                                            ---------   --------              ----------  ---------
      Total interest-earning assets(1).....................   497,249     38,439       7.73      451,993     34,298      7.59
                                                                        --------      -----               ---------     -----
  Non-interest earning assets..............................    19,589                             16,126
                                                            ---------                         ----------
      Total assets......................................... $ 516,838                         $  468,119
                                                            =========                         ==========

LIABILITIES AND RETAINED EARNINGS:
  Deposits:
    NOW accounts........................................... $   2,854         47       1.65   $    2,757         48      1.74
    Money market deposit accounts..........................    31,205      1,409       4.52       35,563      1,736      4.88
    Passbook...............................................    19,857        580       2.92       21,107        613      2.90
    Certificates of deposit................................   257,043     14,948       5.82      227,979     12,766      5.60
                                                            ---------   --------              ----------  ---------
      Total deposits.......................................   310,959     16,984       5.46      287,406     15,163      5.28
  Advance payments by borrowers for taxes and insurance....     3,169         71       2.24        2,927         75      2.56
  Borrowings...............................................   156,058      8,968       5.75      131,164      7,576      5.78
                                                            ---------   --------              ----------  ---------
      Total interest-bearing liabilities...................   470,186     26,023       5.53      421,497     22,814      5.41
                                                                        --------      -----               ---------     -----
  Other liabilities (Incl. non-interest bearing demand
     deposits)                                                 12,995                             12,167
  Retained earnings........................................    33,657                             34,455
                                                            ---------                         ----------
      Total liabilities and retained earnings..............  $516,838                         $  468,119
                                                            =========                         ==========
Net interest income/interest rate spread(2)................             $ 12,416       2.20%              $  11,484      2.18%
                                                                        ========      =====               =========     =====
Net earning assets/net interest margin(3).................. $  27,063                  2.50%  $   30,496                 2.54%
                                                            =========                 =====   ==========                =====
Average interest-earning assets to average interest-bearing
   liabilities                                                              1.06x                              1.07x
                                                                            =====                              =====

                                                                      CONSOLIDATED AVERAGE BALANCE SHEETS
                                                                           FISCAL YEAR ENDED JUNE 30,
                                                                      ----------------------------------
                                                                                      1998
                                                                      ----------------------------------
                                                                         AVERAGE    INTEREST    AVERAGE
                                                                        OUTSTANDING   EARNED/    YIELD/
                                                                         BALANCE       PAID       RATE
                                                                      -------------  --------  ---------
                                                                            (DOLLARS IN THOUSANDS)
ASSETS:
  Interest-earning assets:
    Mortgage loans.........................................              $  267,549   $22,390      8.37%
    Consumer loans.........................................                   5,280       704     13.33
    Commercial loans.......................................                   7,375       700      9.49
                                                                         ----------   -------
      Total loans..........................................                 280,204    23,794      8.49
    Mortgage-backed securities.............................                  40,007     2,825      7.06
    Mortgage derivative securities.........................                  37,205     2,543      6.84
                                                                         ----------   -------
      Total mortgage-backed and related securities.........                  77,212     5,368      6.95
    Investment and other securities........................                  10,678       711      6.66
    Securities available for sale..........................                  30,524     1,972      6.46
    Federal Home Loan Bank stock...........................                   5,661       382      6.75
                                                                         ----------   -------
      Total interest-earning assets(1).....................                 404,279    32,227      7.97
                                                                                      -------     -----
  Non-interest earning assets..............................                  13,315
                                                                         ----------
      Total assets.........................................              $  417,594
                                                                         ==========

LIABILITIES AND RETAINED EARNINGS:
  Deposits:
    NOW accounts...........................................              $    2,628        45      1.71
    Money market deposit accounts..........................                  25,230     1,319      5.23
    Passbook...............................................                  21,194       625      2.95
    Certificates of deposit................................                 215,701    12,967      6.01
                                                                         ----------   -------
      Total deposits.......................................                 264,753    14,956      5.65
  Advance payments by borrowers for taxes and insurance....                   3,139        84      2.68
  Borrowings...............................................                 107,378     6,546      6.10
                                                                         ----------   -------
      Total interest-bearing liabilities...................                 375,270    21,586      5.75
                                                                                      -------     -----
  Other liabilities (Incl. non-interest bearing demand
     deposits)                                                               10,848
  Retained earnings........................................                  31,476
                                                                         ----------
      Total liabilities and retained earnings..............              $  417,594
                                                                         ==========
Net interest income/interest rate spread(2)................                           $10,641      2.22%
                                                                                      =======     =====
Net earning assets/net interest margin(3)..................              $   29,009                2.63%
                                                                         ==========               =====
Average interest-earning assets to average interest-bearing
   liabilities                                                                           1.08x
                                                                                         =====


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

                                             FISCAL YEAR ENDED JUNE 30, 2000        FISCAL YEAR ENDED JUNE 30, 1999
                                                       COMPARED TO                            COMPARED TO
                                             FISCAL YEAR ENDED JUNE 30, 1999        FISCAL YEAR ENDED JUNE 30, 1998
                                     --------------------------------------      --------------------------------------

                                              INCREASE (DECREASE)                           INCREASE (DECREASE)
                                                    DUE TO                                         DUE TO
                                     --------------------------------------      --------------------------------------
                                                                         (IN THOUSANDS)
                                                           RATE/                                       RATE/
                                     RATE      VOLUME     VOLUME        NET      RATE      VOLUME     VOLUME        NET
                                     ----      ------     ------        ---      ----      ------     ------        ---
Interest-earning assets:
  Mortgage loans .................. ($  459)   $ 5,047      ($107)   $ 4,481      ($611)     ($177)   $     5      ($783)
  Consumer loans ..................      (9)      (103)         1       (111)        23       (150)        (5)      (132)
  Commercial loans ................     192        617         87        896        (31)       731        (32)       668
  Mortgage-backed securities ......    (125)      (644)        78       (691)         8     (1,794)        (5)    (1,791)
  Mortgage-derivative securities...      (9)      (909)         3       (915)       (91)       397        (14)       292
  Investment and other securities..      52       (287)       (19)      (254)      (142)       258        (52)        64
  Securities available for sale....     325        295         17        637        (16)     3,755        (31)     3,708
  Federal Home Loan Bank stock ....      36         57          5         98        (10)        57         (2)        45
                                    -------    -------    -------    -------    -------    -------    -------    -------
     Total ........................       3      4,073         65      4,141       (870)     3,077       (136)     2,071
                                    -------    -------    -------    -------    -------    -------    -------    -------

Interest-bearing liabilities:
  NOW accounts ....................      (3)         2         --         (1)         1          2         --          3
  Money market demand accounts ....    (130)      (213)        16       (327)       (87)       540        (36)       417
  Passbook accounts ...............       4        (36)        (1)       (33)        (9)        (3)        --        (12)
  Certificates of deposit .........     492      1,627         63      2,182       (889)       738        (50)      (201)
  Advance payments by borrowers
  for taxes and insurance .........      (9)         6         (1)        (4)        (4)        (6)         1         (9)
  Borrowings ......................     (39)     1,438         (7)     1,392       (344)     1,451        (77)     1,030
                                    -------    -------    -------    -------    -------    -------    -------    -------
     Total ........................     315      2,824         70      3,209     (1,332)     2,722       (162)     1,228
                                    -------    -------    -------    -------    -------    -------    -------    -------
Net change in net interest income..   ($312)   $ 1,249        ($5)   $   932    $   462    $   355    $    26    $   843
                                    =======    =======    =======    =======    =======    =======    =======    =======


FINANCIAL CONDITION

         Total assets increased $49.9 million or 10.6%, from $469.7 million at June 30, 1999 to $519.6 million at June 30, 2000. This increase is primarily reflected in increases in loans receivable and interest-bearing deposits consistent with the Company's strategy of moderate asset growth and asset portfolio diversification. The increase was funded primarily by an increase in wholesale brokered deposits, securities sold under agreements to repurchase and decreases in securities held-to-maturity and securities available-for-sale.

         Cash and cash equivalents increased 92.6% to $16.6 million at June 30, 2000 compared to $8.6 million at June 30, 1999. The increase is largely attributable to the increase in wholesale brokered deposits and decreases in securities held-to-maturity and securities available-for-sale.

         Securities available-for-sale decreased to $74.3 million at June 30, 2000 compared to $100.5 million at June 30, 1999. The decrease is the result of management's decision to sell securities available-for-sale and increase its investment into higher yielding loans. At June 30, 2000, the securities available-for-sale portfolio contained $32.8 million of fixed-rate U.S. government agency securities, $8.0 million of agency and private-issue fixed-rate mortgage-backed securities with a minimum investment rating of AA, $4.7 million of private-issue adjustable-rate mortgage-backed securities with a minimum investment rating of AA, $6.7 million of fixed-rate intermediate-term tranche CMOs with a minimum investment rating of AAA, $16.5 million of floating-rate tranche CMOs with a minimum investment rating of AA, $4.3 million in trust preferred securities, $1.0 million of adjustable-rate mortgage mutual funds and $274,000 of municipal bonds.

         Mortgage-backed and related securities held-for-investment decreased to $15.0 million at June 30, 2000 compared to $54.6 million at June 30, 1999. The decrease is the result of management's decision to decrease its investment in mortgage-backed and related securities to provide funding for the loan portfolio growth and diversification. Of the $15.0 million in mortgage-backed and related securities at June 30, 2000, all were fixed rate, compared to a total of $54.6 million at June 30, 1999, of which $43.2 million were adjustable rate and $11.4 million were fixed rate. At June 30, 2000, $10.7 million of the mortgage-backed and related securities portfolio consisted of private-issue mortgage-backed and related securities, each issue of which carried a minimum investment rating of AA at the time of purchase and at June 30, 2000. The decrease in mortgage-backed and related securities was primarily attributable to the transfer of $37.9 million to trading and securities available-for-sale of which $25.5 million was sold to fund higher yielding loans.

         Loans receivable increased to $391.8 million at June 30, 2000 compared to $281.1 million at June 30, 1999. The increase at June 30, 2000 compared to the prior fiscal year end is primarily the result of management's decision to retain more fixed-rate loans originated and purchased for the Company's portfolio, as such loans carried higher yields than comparable mortgage-backed and related securities in fiscal 1999. Total mortgage loans originated and purchased amounted to $205.9 million and $207.8 million for the fiscal years ended June 30, 2000 and 1999, respectively, while sales of fixed-rate mortgage loans totaled $33.9 million and $48.3 million for the fiscal years ended June 30, 2000 and 1999, respectively. The decrease in fixed-rate mortgage loan sales is primarily attributable to the increased interest rate environment during fiscal 2000 that decreased the level of loans refinanced. During fiscal 2000, the Company originated and purchased loans totaling $140.4 million and $118.9 million, respectively. Of the $118.9 million in purchased loans, the Company purchased $62.3 million outside of its primary lending area, whereby management of the Company has applied underwriting guidelines which are at least as strict as those applicable to the origination of similar loans within its primary lending area.

         Deposits increased $56.6 million to $345.3 million at June 30, 2000 from $288.7 million at June 30, 1999. The increase in deposits was primarily due to the Company's use of brokers and marketing efforts to increase the certificates of deposit with the Company. Brokered deposits totaled $216.2 million at June 30, 2000, representing 62.6% of total deposits as compared to $101.2 million, or 35.1% of total deposits, at June 30, 1999. The significant increase in brokered deposits is due to attractive rates offered on the brokered deposits and the Company's highly competitive local market for retail deposits resulting in increasing reliance on brokered deposits as a funding source. The average maturity of brokered deposits was four months at June 30, 2000 and June 30, 1999. Non-brokered wholesale deposits totaled $14.2 million at June 30, 2000, representing 4.1% of total deposits, as compared to $55.2 million, or 19.1% of total deposits, at June 30, 1999. Deposits are the Company's primary source of externally generated funds. The level of deposits is heavily influenced by such factors as the general level of short and long-term interest rates as well as alternative yields that investors may obtain on competing investment securities such as money market mutual funds.

         FHLB-Chicago advances and other borrowings increased to $132.0 million at June 30, 2000 compared to $129.5 million at June 30, 1999. At June 30, 2000, FHLB advances were $112.5 million, or 23.1% of total liabilities, compared to $120.0 million, or 27.6% of total liabilities at June 30, 1999. Borrowings under reverse repurchase agreements increased to $18.5 million at June 30, 2000 compared to $9.5 million at June 30, 1999. The Company has increasingly used FHLB-Chicago advances and securities sold under agreements to repurchase as a funding source due to attractive rates offered on advances in relation to deposit funds obtainable in the Company's local market. The Company uses borrowings from the FHLB-Chicago and securities sold under agreements to repurchase to manage the total asset/liability portfolio of the Company. For a further discussion of FHLB borrowings and securities sold under agreements to repurchase, see Note 8 to Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of funds are retail and wholesale brokered deposits, proceeds from principal and interest payments on loans, principal and interest payments on mortgage-backed and related securities and FHLB-Chicago advances. Alternative funding sources are evaluated and utilized based upon factors such as interest rates, availability, maturity, administrative costs and retention capability. Although maturity and scheduled amortization of loans are predictable sources of funds, deposit flows, mortgage prepayments and prepayments on mortgage-backed and related securities are influenced significantly by general interest rates, economic conditions and competition. During fiscal 2000 mortgage loans and mortgage securities prepayments decreased as interest rates increased as compared to fiscal 1999 and 1998 when mortgage loans and mortgage securities prepayments increased as interest rates declined.

         The primary investing activity of the Company is the origination and purchase of loans and the purchase of mortgage-backed and related securities. For fiscal 2000, the Company originated and purchased loans totaling $140.4 million and $118.9 million, respectively, as compared to fiscal 1999 when originated and purchased loans totaled $202.1 million and $56.9 million, respectively. The Company purchased mortgage-backed and related securities in the amount of $8.1 million and $12.3 million in fiscal 2000 and 1999, respectively. The Company also purchased investment securities in the amount of $0 and $184,000 during fiscal 2000 and 1999, respectively. For fiscal 2000 and 1999, these activities were funded primarily by principal repayments on loans of $110.3 million and $199.7 million, respectively; principal repayments on mortgage-backed and related securities of $32.0 million and $93.4 million, respectively; proceeds from the sale of mortgage loans of $33.1 million and $50.1 million, respectively; proceeds from maturity of investment securities of $0 and $572,000, respectively; proceeds from notes payable to the FHLB-Chicago of $104.0 million and $35.5 million, respectively; and a net increase in deposits of $56.6 million and $17.1 million, respectively. Purchases of securities available-for-sale totaled $34.7 million and sales were $45.2 million for fiscal 2000, compared to purchases of $125.3 million and sales of $10.6 million for fiscal 1999.

         During fiscal 2000, the Company has found wholesale brokered and non-brokered deposits to be an efficient source and a cost-effective method, relative to local retail market deposits, of meeting the Bank's funding needs. In fiscal 2000, pricing of wholesale brokered deposits ranged from 50 to 75 basis points above comparable term U.S. Treasury securities. At June 30, 2000, the average rate of the wholesale brokered deposits accepted by the Company was 6.03% compared to an average rate paid for retail certificates of deposit of 4.96%. Management believes that the strategy of leveraging the capital acquired in the Conversion to achieve the targeted asset size established by the Board of Directors within a three-to-five year period following the Conversion, could not have been achieved solely through the use of retail deposits from the local market. Management also believes that the costs, overhead and interest expense of achieving comparable retail deposit growth would have exceeded the costs related to the use of wholesale brokered deposits as a funding source. However, management recognizes that the likelihood for retention of brokered certificates of deposit is more a function of the rate paid on such accounts as compared to retail deposits which may be established due to Bank location or other intangible reasons. During fiscal 2000, the Company maintained a total of $20.0 million in federal fund lines with two large correspondent banks. These lines are to be used as backup credit facilities for contingency purposes to replace funds from wholesale brokered deposits should retention of those deposits diminish due to extraordinary events in the financial markets. The Company's overall cost of funds has increased in recent years due primarily to a much greater percentage of the deposits being in certificates, both wholesale brokered and retail, as opposed to passbooks, money market accounts and checking accounts. Management believes that a significant portion of its retail deposits will remain with the Company and, in the case of wholesale brokered deposits, may be replaced with similar type accounts even should the level of interest rates change. However, in the event of a significant increase in market interest rates, the cost of obtaining replacement brokered deposits would increase as well.

         The Bank's Board of Directors has set a maximum limitation of total borrowings equal to 32% of total assets. This internal limit is 3% below the allowable borrowing limit (for all borrowings including FHLB advances and reverse repurchase agreements) of 35% of total assets established by the FHLB-Chicago. At June 30, 2000, FHLB advances and borrowings under reverse repurchase agreements totaled $132.0 million, or 25.4% of the Bank's total assets. At June 30, 2000, the Bank had unused borrowing authority under the borrowing limitations established by the Board of Directors of $34.2 million and $49.8 million under the FHLB total asset limitation. The Bank intends to fund asset growth in fiscal 2001 through modest increases in FHLB advances, and to maintain the 3% excess borrowing capacity with the FHLB as a contingent source of funds to meet liquidity needs as deemed necessary by the Board of Directors of the Bank.*

         During fiscal 2000, management maintained the maturities of both its wholesale brokered certificates of deposits and the FHLB borrowings to increase net interest income. As of June 30, 2000, the average maturity of the wholesale brokered certificates of deposit was four months compared to five months in fiscal 1999 and compared to a ten month maturity for retail certificates of deposits as of June 30, 2000.

         The Company is required to maintain minimum levels of liquid assets under the regulations of the Department of Financial Institutions, Division of Savings and Loan for state-chartered savings banks. Savings banks are required to maintain an average daily balance of liquid assets (including cash, certain time deposits, certain bankers acceptances, certain corporate debt securities, securities of certain mutual funds and specified United States government, state or federal agency obligations) of not less than 8.0% since April 1, 1996 and 5.0% prior to that date. The Company's liquidity ratios were 10.29% and 17.65% at June 30, 2000 and 1999, respectively. The Company adjusts its liquidity levels to meet various funding needs and to meet its asset and liability management objectives.

         The Company's most liquid assets are cash and cash equivalents, which include investments in highly liquid, short-term investments. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. Cash and cash equivalents were $16.6 million and $8.6 million at June 30, 2000 and 1999, respectively. The increase in cash and cash equivalents in fiscal 2000 resulted primarily from an increase in deposits.

         Liquidity management for the Company is both an ongoing and long-term function of the Company's asset/liability management strategy. Excess funds generally are invested in short-term investments such as federal funds or overnight deposits at the FHLB-Chicago. Whenever the Company requires funds beyond its ability to generate them internally, additional sources of funds are available and obtained from the wholesale brokered and non-brokered market as well as the unused credit line from the FHLB-Chicago (subject to the Board-imposed and regulatory limitations discussed herein), and funds also may be available through reverse repurchase agreements wherein the Company pledges investment, mortgage-backed or related securities. The Company maintains a federal funds open line of credit in the amount of $10.0 million with a correspondent bank which does not require the direct pledging of any assets and could be used to replace a portion of its interest rate sensitive liabilities such as borrowings and deposits should such funding sources become difficult to obtain or retain due to an adverse interest rate environment. In addition, the Company maintains a relatively high level of liquid assets, such as investment securities and mortgage-backed and related securities available-for-sale, in order to insure sufficient sources of funds are available to meet the Company's liquidity needs.

         At June 30, 2000, the Company had outstanding loan commitments of $1.0 million. The Company had no commitments to purchase securities and mortgage-backed and related securities at June 30, 2000. The Company anticipates it will have sufficient funds available to meet its current loan commitments, including loan applications received and in process to the issuance of firm commitments. Certificates of deposit scheduled to mature in one year or less at June 30, 2000 totaled $270.0 million.

IMPACT OF YEAR 2000

         The Company believes it has adequately addressed the Year 2000 issue. The Company identified areas of computer and other operations critical for the delivery of its loan and deposit products. The majority of the Company's applications used in operations were purchased from outside vendors. The vendors providing the software were responsible for maintenance of the systems and modifications to enable uninterrupted usage after December 31, 1999. The Company's plan included obtaining certification of compliance from third parties and testing all of the impacted applications (both internally developed and third party provided). Testing of the system and conversion activities were completed as of June 30, 1999. There are no mission critical systems which are non-compliant. The Company developed and finalized contingency plans for any adverse situations that may have arisen related to Year 2000. The Company's plan also included reviewing any potential risks associated with loan and deposit data base information due to the Year 2000 issue.

         Subsequent to January 1, 2000, all computer systems continue to function as expected and have not affected the ability of the Company to deliver its products and services to date. Management will continue to monitor computer systems for problems and errors associated with their operation. Based on currently available information, management does not anticipate that the cost to address the Year 2000 issues did not have a material adverse impact on the Company's financial position.* Direct expenditures for the twelve months ended June 30, 2000 and June 30, 1999 totaled $13,100 and $37,800, respectively. Direct expenditures include capital expenditures for compliant equipment and software, write-offs of non-compliant equipment and software upgrades. The expenditures will be funded by increases in the Company's non-interest expense budget.

         The Company also made inquiries and reviewed plans of certain third parties, such as commercial loan customers, where Year 2000 failures could have resulted in significant adverse impact on the Company. The Company had completed the inquiry and review process and was satisfied the Bank would not be subject to significant adverse impact.* Based on information available, the Bank has not experienced any difficulties with third parties related to the Year 2000 issue.

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

         The Company utilizes basic strategies in managing its assets and liabilities by managing or maximizing the net interest income under various interest rate scenarios. In addition to monitoring interest rate risk on a weekly basis, the Company reviews loan and deposit rates weekly. The emphasis has been on prudent pricing as opposed to increasing local retail market share, and the Company has significantly supplemented and substituted retail deposits using FHLB-Chicago advances and wholesale brokered and non-brokered deposits in fiscal 1999 and 2000 as a result of favorable advance and wholesale rates in relation to those obtainable on retail deposits Also, during fiscal 2000 hedging techniques through the use of interest rate caps were utilized by management with the approval of the Board of Directors to manage the interest rate risk on the Company's short-term wholesale certificates of deposit.

         Generally, the Company utilizes the following strategies to manage its interest rate risk: (i) the Company maintains a relatively high level of liquid assets, such as investment securities and mortgage-backed and related securities available-for-sale; (ii) the Company seeks to primarily originate and retain mortgage loans and mortgage-backed and related securities with short-to medium-term periods to re-pricing; (iii) the Company attempts to extend the maturities of retail deposits when deemed cost effective through the pricing and promotion of certificates of deposit with longer terms, and periodically utilizes deposit marketing programs offering maturity and repricing terms structured to complement the repricing and maturity characteristics of the existing asset/liability mix; (iv) the Company also attempts to extend the maturities of wholesale brokered deposits when deemed cost effective; (v) the Bank utilizes longer-term borrowings from the FHLB-Chicago and reverse repurchase agreements to manage its assets and liabilities and enhance earnings. At June 30, 2000, 1999 and 1998, total FHLB-Chicago advances and borrowings under reverse repurchase agreements were $132.0 million or 25.4% of total assets, $129.5 million or 27.6% of total assets, and $117.1 million or 26.7% of total assets, respectively; and (vi) the Company also periodically reviews the pricing of hedging strategies such as options and interest rate swaps as a way to manage it's interest rate risk exposure.

         Prior to January 1, 1996, most of the Company's wholesale brokered and non-brokered certificates of deposits had 90 day initial maturities and, as of June 30, 2000, the average maturity was four months. During the fiscal year ended June 30, 2000, management maintained the maturity level fixed-rate term advances from the FHLB-Chicago to between one to five years. Liquidity is another factor in asset/liability management. As of June 30, 2000, the Company had $16.6 million in cash or demand deposits and $74.3 million in its available-for-sale portfolio, of which $21.6 million is due or will be repriced within one year. The amount of the held-to-maturity portfolio as of June 30, 2000 was $15.0 million, of which $400,000 will be due or repriced within one year.

         During fiscal 2000, the Company increased its interest rate risk by funding fixed rate loan assets with shorter-term wholesale deposits and borrowings. The increase was due to the increase in fixed-rate lending combined with an interest rate environment during fiscal 2000 that led to a decrease in the early repayment of fixed-rate loans. However, because of the relative liquidity of mortgage-backed and related securities, the Company can restructure its interest-earning asset portfolios more quickly and effectively in a changing interest rate environment. The Company's ARM loans and ARM mortgage-backed and related securities typically have annual and lifetime interest rate caps which reduce their ability to protect the Company against a prolonged and significant increase in interest rates. Mortgage-backed and related securities are subject to reinvestment risk. For example, during periods of falling interest rates, mortgage-backed and related securities are more likely to prepay, and the Company may not be able to reinvest the proceeds from prepayments in securities or other assets with yields similar to those of the prepaying mortgage-backed and related securities.

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

         At June 30, 2000 and 1999, total interest-bearing liabilities repricing within one year exceeded total interest-bearing assets repricing in the same period by $213.7 million and $120.0 million, respectively, representing a negative cumulative one-year interest rate sensitivity gap equal to 41.1% and 25.6%, respectively, of total assets. The increase in the Company's negative one-year gap reflects the increased use of shorter-term maturity wholesale deposits and borrowings to fund fixed rate mortgage loans. During periods of rising interest rates, a positive interest rate sensitivity gap would tend to positively affect net interest income while a negative interest rate sensitivity gap would tend to adversely affect net interest income. In addition to the potentially adverse effect on net interest income resulting from increasing interest rates due to the Company's one-year gap position, the Company could experience a substantial decrease in prepayments of its fixed-rate mortgage loans with rising interest rates, which may result in a lower level of proceeds available for reinvestment.

         In addition to measuring the interest rate risk as a static gap measurement, the Company also measures the impact on interest income with an instantaneous increase or decrease of interest rates of 100, 200, 300 and 400 basis points. This shock analysis is performed quarterly. A third measurement is used whereby interest rates are ramped over a one-year time frame with increases and decreases of 100, 200, 300 and 400 basis points. Management continues to upgrade its modeling techniques related to asset/liability modeling. Results of the gap, shock and ramped interest risk analysis are reviewed by the Board of Directors.

         In fiscal 2001, the Company intends to extend the weighted average maturity level of its fixed-rate liabilities, including FHLB borrowings and certificates of deposit, to decrease its exposure to rising interest rates.* Management anticipates that the effect of funding the origination and purchase of an increasing portfolio of multi-family real estate, multi-family construction and commercial/nonresidential loans with such liabilities will be to lessen the Company's negative gap position.* Also, the origination and purchase of such assets normally carry more desirable interest rate repricing features as compared to the Company's experience with one-to-four family mortgage lending.

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

ASSET/LIABILITY MANAGEMENT SCHEDULE

         The following table sets forth at June 30, 2000 the amounts of interest-earning assets and interest-bearing liabilities maturing or repricing within the time periods indicated, based on the information and assumptions set forth in the notes thereto.

                                                                    AMOUNT MATURING OR REPRICING
                                --------------------------------------------------------------------------------------------------
                                                                          MORE THAN             MORE THAN
                                       WITHIN              FOUR TO        ONE YEAR TO         THREE YEARS TO
                                    THREE MONTHS         TWELVE MONTHS    THREE YEARS          FIVE YEARS        OVER FIVE YEARS
                                --------------------------------------   ---------------------------------------------------------
                                           AVERAGE             AVERAGE             AVERAGE              AVERAGE            AVERAGE
                                  AMOUNT    RATE        AMOUNT   RATE    AMOUNT      RATE     AMOUNT     RATE    AMOUNT     RATE
                                ---------  -------      ------  -------  ------    -------    -------   -------  ------    -------
                                                                     (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS(1):
Mortgage loans(2):
  Fixed rate..................... $ 18,865    7.93%      $30,000  7.98%  $ 69,630     7.79%   $70,316     7.95   $ 64,615    7.78%
  Adjustable rate................   33,080    9.75        36,415  7.96     33,866     8.05      5,550     8.82        883    9.33
Consumer loans (2)...............      118   10.94         2,332 13.63        464    10.70        165    11.17          -
Commercial loans (2).............    9,867   10.71         5,528  9.55      6,570     9.34      1,902     8.66          -
Mortgage-backed and related
 securities:
  Fixed rate and securities
    available-for-sale               1,502    6.80         4,102  6.79      8,520     6.79      5,994     6.78      9,680    6.75
  Adjustable rate................   12,734    6.98         8,430  7.05          -                   -                   -
Investment securities and
  securities available-for-sale     21,767    6.76           727  5.39          -               9,634     6.03     27,723    7.26
                                  --------               -------         --------            --------            --------
  Total interest-earning assets.. $ 97,933    8.43       $87,534  8.05   $119,050     7.89    $93,561     7.75   $102,901    7.56
                                  ========               =======         ========            ========            ========
INTEREST-BEARING LIABILITIES:
Deposits(3):
  NOW accounts................... $    236    1.75      $    708  1.75    $  1,123    1.75    $   551     1.75   $    529    1.75
  Money market deposit accounts..    4,111    4.95        12,334  4.95       9,209    4.95      1,474     4.95        281    4.95
  Passbook savings accounts......    1,378    2.91         4,134  2.91       6,559    2.91      3,214     2.91      3,087    2.91
  Certificates of deposit........  125,442    6.23       144,556  6.55      16,067    6.01      1,935     5.37          -
  Escrow deposits................        -                 3,724  2.50           -                  -                   -
Borrowings(4)
  FHLB advances and other
   borrowings....................   44,510    6.00        58,000  5.89      13,030    5.44      5,000     6.32     11,500    6.00
                                  --------              --------          --------            -------            --------
  Total interest-bearing
   liabilities................... $175,677    6.11%     $223,456  6.14%   $ 45,988    5.09%   $12,174     4.90%  $ 15,397    5.22%
                                  ========              ========          ========            =======            ========
Excess (deficiency) of
  interest-earning assets over
  interest-bearing liabilities... ($77,744)            ($135,922)          $73,062           $ 81,387            $ 87,504
                                  ========             =========           =======           ========            ========
Cumulative excess (deficiency) of
  interest-earning assets over
  interest-bearing liabilities... ($77,744)            ($213,666)        ($140,604)          ($59,217)           $ 28,287
                                  ========             =========         =========           ========            ========
Cumulative excess (deficiency) of
  interest-earning assets over
  interest-bearing liabilities as
  a percent of total assets......    (15.0)%              (41.1)%           (27.1)%             (11.4)%               5.4%
                                     =====                =====             =====               =====                 ===

                                AMOUNT MATURING OR REPRICING
                                ----------------------------
                                         TOTAL
                                ----------------------------
                                             AVERAGE
                                   AMOUNT     RATE
                                   ------    -------
INTEREST-EARNING ASSETS(1):
Mortgage loans(2):
  Fixed rate..................... $253,426      7.87%
  Adjustable rate................  109,794      8.58
Consumer loans (2)...............    3,079     12.95
Commercial loans (2).............   23,867      9.90
Mortgage-backed and related
 securities:
  Fixed rate and securities
    available-for-sale...........   29,798      6.77
  Adjustable rate................   21,164      7.01
Investment securities and
  securities available-for-sale     59,851      6.86
                                  --------
  Total interest-earning assets.. $500,979      7.93
                                  ========
INTEREST-BEARING LIABILITIES:
Deposits(3):
  NOW accounts................... $  3,147      1.75
  Money market deposit accounts..   27,409      4.95
  Passbook savings accounts......   18,372      2.91
  Certificates of deposit........  288,000      6.37
  Escrow deposits................    3,724      2.50
Borrowings(4)
  FHLB advances and other
   borrowings....................  132,040      5.89
                                  --------
  Total interest-bearing
   liabilities................... $472,692      5.96%
                                  ========
Excess (deficiency) of
  interest-earning assets over
  interest-bearing liabilities... $ 28,287
                                  ========
Cumulative excess (deficiency) of
  interest-earning assets over
  interest-bearing liabilities... $ 28,287
                                  ========
Cumulative excess (deficiency) of
  interest-earning assets over
  interest-bearing liabilities as
  a percent of total assets......      5.4%
                                       ===

(1) Adjustable- and floating-rate assets are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due, and fixed-rate assets are included in the periods in which they are scheduled to be repaid based on scheduled amortization, in each case adjusted to take into account estimated prepayments utilizing the Company's historical prepayment statistics modified for forecasted statistics using annual prepayment rates ranging from 8% to 20%, based on the loan type.

(2) Balances have been reduced for undisbursed loan proceeds, unearned credit insurance premiums, deferred loan fees, purchased loan discounts and the allowance for loan losses, which aggregated $22.4 million at June 30, 2000.

(3) Although the Company's negotiable order of withdrawal ("NOW") accounts, passbook savings accounts and money market deposit accounts generally are subject to immediate withdrawal, management considers a certain historical amount of such accounts to be core deposits having significantly longer effective maturities and times to repricing based on the Company's historical retention of such deposits in changing interest rate environments. NOW accounts, passbook savings accounts and money market deposit accounts are assumed to be withdrawn at annual rates of 30%, 30% and 60%, respectively, of the declining balance of such accounts during the period shown. The withdrawal rates used are higher than the Company's historical rates but are considered by management to be more indicative of expected withdrawal rates currently. If all of the Company's NOW accounts, passbook savings accounts and money market deposit accounts had been assumed to be subject to repricing within one year, the one-year cumulative deficiency of interest-earning assets over interest-bearing liabilities would have been $239.7 million or 46.1% of total assets.

(4) Adjustable- and floating-rate borrowings are included in the period in which their interest rates are next scheduled to adjust rather than in the period in which they are due.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         A derivative financial instrument includes futures, forwards, interest rate swaps, option contracts and other financial instruments with similar characteristics. The Company generally has not entered into futures, forwards, swaps or options but has decided to purchase interest rate caps to manage the interest rate risk on the Company's short-term wholesale certificates of deposit. The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist primarily of commitments to extend credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and may require collateral from the borrower if deemed necessary by the Company.

         Additional information required herein pursuant to Item 305 of Regulation S-K is incorporated by reference in sections entitled "Liquidity and Capital Resources" from pages 70 to 72 and "Asset/Liability Management" from pages 73 to 75 hereof.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




                          INDEPENDENT AUDITORS' REPORT






The Board of Directors
Hallmark Capital Corp.:

We have audited the accompanying consolidated statements of financial condition of Hallmark Capital Corp. and subsidiary (the "Company") as of June 30, 2000 and 1999, and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended June 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hallmark Capital Corp. and subsidiary as of June 30, 2000 and 1999 and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States of America.

                                                                    KPMG  LLP



Milwaukee, Wisconsin
July 28, 2000

                      HALLMARK CAPITAL CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                                                                    AT JUNE 30,
                                                                              ---------------------
                                                                               2000          1999
                                                                              ------        -------
ASSETS

Cash and non-interest bearing deposits ...................................   $   2,782    $   3,582
Interest-bearing deposits ................................................      13,777        5,017
                                                                             ---------    ---------
Cash and cash equivalents ................................................      16,559        8,599

Securities available-for-sale (at fair value):
  Investment securities ..................................................      38,315       44,902
  Mortgage-backed and related securities .................................      35,944       55,566
Securities held-to-maturity:
Mortgage-backed and related securities (fair value -
    $14,685 at June 30, 2000 $54,854 at June 30, 1999) ...................      15,017       54,618
Loans held for sale, at lower of cost or market ..........................       1,122        6,437
Loans receivable, net ....................................................     391,764      281,120

Investment in Federal Home Loan Bank stock, at cost ......................       7,760        6,527
Foreclosed properties, net ...............................................       1,114          621
Office properties and equipment ..........................................       5,461        5,771
Prepaid expenses and other assets ........................................       6,528        5,498
                                                                             ---------    ---------
          Total assets ...................................................   $ 519,584    $ 469,659
                                                                             =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Deposits ...............................................................   $ 345,318    $ 288,714
  Notes payable and other borrowings .....................................     132,040      129,519
  Advance payments by borrowers for taxes and insurance ..................       3,724        3,225
  Accrued interest on deposit accounts and borrowings ....................       3,421        2,006
  Accrued expenses and other liabilities .................................       1,726       11,699
                                                                             ---------    ---------
          Total liabilities ..............................................   $ 486,229    $ 435,163

Shareholders' Equity:
  Preferred stock, $1.00 par value; authorized 2,000,000 shares;
    none outstanding .....................................................          --           --
  Common stock, $1.00 par value; authorized 6,000,000 shares;
    issued 3,162,500 shares; outstanding 2,563,241 shares at June 30, 2000
    and 2,839,941 at June 30, 1999 .......................................       3,162        3,162
  Additional paid-in capital .............................................      10,075        9,937
  Unearned ESOP compensation .............................................        (311)        (405)
  Unearned restricted stock award ........................................         (74)         (78)
  Retained earnings, substantially restricted ............................      28,386       25,765
  Accumulated other comprehensive loss, net of tax .......................      (2,059)      (1,089)
  Treasury stock, at cost: 599,259 shares at June 30, 2000
     and 322,559 shares at June 30, 1999 .................................      (5,824)      (2,796)
                                                                             ---------    ---------
          Total shareholders' equity .....................................   $  33,355    $  34,496
                                                                             ---------    ---------
          Total liabilities and shareholders' equity .....................   $ 519,584    $ 469,659
                                                                             =========    =========



           See accompanying Notes to Consolidated Financial Statements

                      HALLMARK CAPITAL CORP. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)


                                                                                  FOR THE YEARS ENDED
                                                                                        JUNE 30,
                                                                        -----------------------------------------
                                                                          2000           1999             1998
                                                                        ----------    -----------      ----------
INTEREST INCOME:
     Loans receivable.................................................. $   28,813    $    23,547      $   23,794
     Securities and interest-bearing deposits..........................      5,416          2,938           1,858
     Mortgage-backed and related securities............................      4,210          7,813           6,575
                                                                        ----------    -----------      ----------
         Total interest income.........................................     38,439         34,298          32,227

INTEREST EXPENSE:
     Deposits..........................................................     16,984         15,163          14,956
     Advance payments by borrowers for taxes and insurance.............         71             75              84
     Notes payable and other borrowings................................      8,968          7,576           6,546
                                                                        ----------    -----------      ----------
         Total interest expense........................................     26,023         22,814          21,586
                                                                        ----------    -----------      ----------
Net interest income....................................................     12,416         11,484          10,641
Provision for losses on loans..........................................        871            480             800
                                                                        ----------    -----------      ----------
Net interest income after provision for losses on loans................     11,545         11,004           9,841


NON-INTEREST INCOME:
     Service charges on loans..........................................        300            334             288
     Service charges on deposit accounts...............................        457            451             429
     Loan servicing fees, net..........................................         50             21              61
     Insurance commissions.............................................        125             90              49
     Gain (loss) on sale of securities and
       mortgage-backed and related securities, net.....................         48             68             (8)
     Gain on sale of loans ............................................          9            892             297
     Other income......................................................        242            226              92
                                                                        ----------    -----------      ----------
         Total non-interest income.....................................      1,231          2,082           1,208

NON-INTEREST EXPENSE:
     Compensation and benefits.........................................      4,861          5,021           3,958
     Marketing.........................................................        366            352             380
     Occupancy and equipment...........................................      1,473          1,605           1,158
     Deposit insurance premiums........................................        122            173             174
     Other non-interest expense .......................................      1,569          1,300           1,177
                                                                        ----------    -----------      ----------
         Total non-interest expense....................................      8,391          8,451           6,847
                                                                        ----------    -----------      ----------
Income before income taxes.............................................      4,385          4,635           4,202
Income taxes..........................................................       1,381          1,505           1,403
                                                                        ----------    -----------      ----------
     Net income........................................................ $    3,004    $     3,130      $    2,799
                                                                        ==========    ===========      ==========
     Earnings per share (basic)........................................ $     1.17    $      1.13      $     1.01
                                                                        ==========    ===========      ==========
     Earnings per share (diluted)...................................... $     1.14    $      1.10      $     0.97
                                                                        ==========    ===========      ==========
     Dividends per share............................................... $     0.15    $      0.00      $     0.00
                                                                        ==========    ===========      ==========




           See accompanying Notes to Consolidated Financial Statement

                      HALLMARK CAPITAL CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    (IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)


                                                                           ADDITIONAL     UNEARNED       UNEARNED
                                                               COMMON       PAID-IN        ESOP         RESTRICTED
                                                                STOCK       CAPITAL     COMPENSATION       STOCK
                                                               -------     ---------    ------------    -----------
Balance at June 30, 1997................................       $3,162        $9,022         ($632)           ($208)
Net income..............................................           --            --            --               --
Other comprehensive income
  Unrealized holding gain arising during period.........           --            --            --               --
  Re-classification adjustment for losses realized in
    income..............................................           --            --            --               --
  Income tax effect.....................................           --            --            --               --

Comprehensive Income....................................           --            --            --               --
Amortization of unearned ESOP and
  restricted stock award compensation...................           --           270           100               84
Exercise of stock options (47,708 shares issued
  in connection with 55,340 options exercised)..........           --           220            --               --
                                                             --------     ---------        ------            -----
Balance at June 30, 1998................................       $3,162        $9,512         ($532)           ($124)

Net income..............................................           --            --            --               --
Other comprehensive income
  Unrealized holding loss arising during period.........           --            --            --               --
  Re-classification adjustment for gains realized in
   income...............................................           --            --            --               --
  Income tax effect.....................................           --            --            --               --

Comprehensive Income....................................           --            --            --               --
Amortization of unearned ESOP and
  restricted stock award compensation...................           --           248           127               46
Purchase of 146,900 shares for treasury stock ..........           --            --            --               --
Exercise of stock options (53,233 shares issued
  in connection with 61,294 options exercised)..........           --           177            --               --
                                                             --------      --------        ------           ------
Balance at June 30, 1999................................       $3,162        $9,937         ($405)            ($78)

Net income..............................................           --            --            --               --
Other comprehensive income
  Unrealized holding loss arising during period.........           --            --            --               --
  Re-classification adjustment for gains realized in
    income..............................................           --            --            --               --
  Income tax effect.....................................           --            --            --               --

Comprehensive Income....................................           --            --            --               --
Cash dividends paid ($.15 per share)....................           --            --            --               --
Amortization of unearned ESOP and
  restricted stock award compensation...................           --           138            94                4
Purchase of 276,700 shares for treasury stock ..........           --            --            --               --
                                                             --------     ---------        ------           ------
Balance at June 30, 2000................................       $3,162       $10,075         ($311)            ($74)
                                                             ========     =========        ======           ======

                                                                                     ACCUMULATED
                                                                                        OTHER          TOTAL
                                                              RETAINED   TREASURY   COMPREHENSIVE   SHAREHOLDERS'
                                                              EARNINGS    STOCK    LOSS, NET OF TAX    EQUITY
                                                             ----------  -------   ----------------  ---------
Balance at June 30, 1997................................       $20,145    ($1,592)      ($225)         $29,672
Net income..............................................         2,799         --          --            2,799
Other comprehensive income
  Unrealized holding gain arising during period.........            --         --         318              318
  Re-classification adjustment for losses realized in
    income..............................................            --         --           8                8
  Income tax effect.....................................            --         --        (128)            (128)
                                                                                                       -------
Comprehensive Income....................................            --         --          --            2,997
Amortization of unearned ESOP and
  restricted stock award compensation...................            --         --          --              454
Exercise of stock options (47,708 shares issued
  in connection with 55,340 options exercised)..........           (97)       207          --              330
                                                             ---------  ---------   ---------          -------
Balance at June 30, 1998................................       $22,847    ($1,385)       ($27)         $33,453

Net income..............................................         3,130         --          --            3,130
Other comprehensive income
  Unrealized holding loss arising during period.........            --         --      (1,720)          (1,720)
  Re-classification adjustment for gains realized in
   income...............................................            --         --         (68)             (68)
  Income tax effect.....................................            --         --         726              726
                                                                                                       -------
Comprehensive Income....................................            --         --          --            2,068
Amortization of unearned ESOP and
  restricted stock award compensation...................            --         --          --              421
Purchase of 146,900 shares for treasury stock ..........            --     (1,784)         --           (1,784)
Exercise of stock options (53,233 shares issued
  in connection with 61,294 options exercised)..........          (212)       373          --              338
                                                             ---------  ---------   ---------          -------
Balance at June 30, 1999................................       $25,765    ($2,796)    ($1,089)         $34,496

Net income..............................................         3,004         --          --            3,004
Other comprehensive income
  Unrealized holding loss arising during period.........            --         --      (1,534)          (1,534)
  Re-classification adjustment for gains realized in
    income..............................................            --         --         (48)             (48)
  Income tax effect.....................................            --         --         612              612
                                                                                                       -------
Comprehensive Income....................................            --         --          --             (970)
Cash dividends paid ($.15 per share)....................          (383)        --          --             (383)
Amortization of unearned ESOP and
  restricted stock award compensation...................            --         --          --              236
Purchase of 276,700 shares for treasury stock ..........            --     (3,028)         --           (3,028)
                                                             ---------   --------     -------          -------
Balance at June 30, 2000................................       $28,386    ($5,824)    ($2,059)         $33,355
                                                             =========   ========     =======          =======

           See accompanying Notes to Consolidated Financial Statements

                      HALLMARK CAPITAL CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                       FOR THE YEARS ENDED
                                                                                             JUNE 30,
                                                                           ---------------------------------------
                                                                              2000          1999           1998
                                                                           ---------     ----------     ----------
OPERATING ACTIVITIES
Net income ...........................................................     $   3,004      $   3,130      $   2,799
Adjustments to reconcile net income to cash
provided by (used in) operating activities:
  Provision for losses on loans ......................................           871            480            800
  Provision for depreciation and amortization ........................           618            394            321
  Deferred income taxes ..............................................          (399)          (246)          (288)
  Net (gain) loss on sales of investments and
    mortgage-backed and related securities ...........................           (48)           (68)             8
  Proceeds from sale of trading securities ...........................        25,499             --             --
  Net gain on sale of loans ..........................................            (9)          (892)          (297)
  Amortization of unearned ESOP and restricted stock awards ..........           236            421            454
  Loans originated for sale ..........................................       (34,008)       (54,499)       (20,213)
  Sales of loans originated for sale .................................        33,112         50,118         18,157
  (Increase) decrease in prepaid expenses and other assets ...........           (19)        (1,964)           143
  Increase (decrease) in other liabilities ...........................        (8,558)            74         10,125
  Other adjustments ..................................................            --          1,637           (153)
                                                                           ---------      ---------      ---------
Net cash provided by (used in) operating activities ..................        20,299         (1,415)        11,856
                                                                           ---------      ---------      ---------

INVESTING ACTIVITIES
Proceeds from the sale of securities available-for-sale ..............        45,209         10,641         20,881
Proceeds from the maturity of securities available-for-sale ..........         4,160          8,365          4,000
Purchases of securities available-for-sale ...........................       (34,737)      (125,264)       (69,928)
Purchases of investment securities held-to-maturity ..................            --           (184)          (352)
Proceeds from maturities of investments held-to-maturity .............            --            572            392
Purchases of mortgage-backed and related securities ..................        (8,096)       (12,314)            --
Principal collected on mortgage-backed and related securities ........        32,031         93,379         28,845
Net change in loans receivable .......................................      (106,768)          (440)        (8,103)
Proceeds from sales of foreclosed properties .........................           980             11            273
Purchase of Federal Home Loan Bank stock .............................        (1,233)          (595)          (653)
Purchases of office properties and equipment, net ....................           (98)          (512)        (2,883)
                                                                           ---------      ---------      ---------
Net cash used in investing activities ................................       (68,552)       (26,341)       (27,528)
                                                                           ---------      ---------      ---------

FINANCING ACTIVITIES
Net increase (decrease) in deposits ..................................        56,604         17,095         (9,893)
Proceeds from long-term notes payable to Federal Home Loan Bank ......        95,000         25,000         50,000
Net increase (decrease) in short-term notes payable and other
  borrowings .........................................................         9,035         10,475             --
Repayment of long-term notes payable to Federal Home Loan Bank .......      (101,514)       (23,015)       (25,014)
Net increase (decrease) in advance payments by borrowers for taxes
  and insurance ......................................................           499             62           (322)
Purchase of treasury stock ...........................................        (3,028)        (1,784)            --
Cash dividends .......................................................          (383)            --             --
Stock option transactions ............................................            --            338            330
                                                                           ---------      ---------      ---------
Net cash provided by financing activities ............................        56,213         28,171         15,101
                                                                           ---------      ---------      ---------
Increase (decrease) in cash and cash equivalents .....................         7,960            415           (571)
Cash and cash equivalents at beginning of year .......................         8,599          8,184          8,755
                                                                           ---------      ---------      ---------
Cash and cash equivalents at end of year .............................     $  16,559      $   8,599      $   8,184
                                                                           =========      =========      =========


           See accompanying Notes to Consolidated Financial Statements

                      HALLMARK CAPITAL CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)




                                                                                          FOR THE YEARS ENDED
                                                                                                JUNE 30,
                                                                                    --------------------------------
                                                                                      2000       1999         1998
                                                                                    --------    --------    --------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid (including amounts credited to deposit accounts)...                    $24,629     $22,265     $21,714
Income taxes paid ...............................................                    $ 1,505     $ 1,724     $ 1,737
Non-cash transactions:
Loans transferred to foreclosed properties ......................                    $ 1,473     $   682     $   267
Loans-held-for-sale transferred to loan portfolio ...............                    $12,355     $    --     $    --
Securities and mortgage-backed securities reclassified to
trading and securities available-for-sale .......................                    $37,879     $    --     $    --




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

BASIS OF FINANCIAL STATEMENT PRESENTATION
The consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles ("GAAP") and include the accounts of the Company and its wholly-owned subsidiary, West Allis Savings Bank, and its subsidiaries, for the entire period presented. Significant intercompany accounts and transactions have been eliminated. In preparing financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for losses on loans and the valuation of real estate acquired in connection with foreclosure or in satisfaction of loans. In connection with the determination of the allowance for loan losses and foreclosed assets, management obtains independent appraisals for significant properties.

STATEMENTS OF CASH FLOWS
For the purposes of the consolidated statements of cash flows, cash and cash equivalents include cash on hand and interest-bearing deposits with the FHLB and other financial institutions. The Company considers interest-bearing deposits having a maturity of three months or less when purchased to be cash equivalents.

SECURITIES
Management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates such designation as of each financial statement reporting date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost. Trading account securities are carried at fair value. Gains and losses on sales and changes in market value are included in non-interest income. Debt securities not classified as trading or held-to-maturity are classified as available-for-sale. Available-for-sale securities are stated at fair value, with unrealized gains and losses, net of tax, reported as a separate component of shareholders' equity for the periods presented. The amortized cost of debt securities classified as held-to-maturity or available-for-sale is adjusted for the amortization of premiums and accretion of discounts to maturity, or in the case of mortgage-backed and related securities, over the estimated life of the security. Such amortization or accretion is included in interest income from the related security. Interest and dividends are included in interest income from the related securities. Realized gains and losses and declines in value judged to be other-than-temporary are included in gain (loss) on sale of securities and mortgage-backed and related securities, net. The cost of securities sold is based on the specific identification method.

LOANS HELD FOR SALE
Loans held for sale are recorded at the lower of aggregate cost or market value and generally consist of certain fixed-rate first mortgage loans which are expected to be sold in the foreseeable future. Fees received from the borrower and direct costs to originate the loans are deferred and recorded as an adjustment of the sales price. Loans transferred from the held-for-sale category to the loan portfolio are valued at the lower of cost or market value at the time of transfer. Any unrealized loss at the time of transfer is accounted for as a discount and is amortized to interest income using a yield method.

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

Mortgage servicing rights associated with loans originated and sold, where servicing is retained, are capitalized and included in other assets in the balance sheet. The value of these capitalized servicing rights is amortized in relation to the servicing revenue expected to be earned. Impairment of mortgage servicing rights is assessed based on the fair value of those rights. The Company periodically evaluates the carrying value and remaining amortization periods for impairment. For purposes of measuring impairment, the rights are stratified into certain risk characteristics including underlying loan type, note rate, prepayment trends and external market factors. The amortization of servicing rights is netted against loan servicing fees.

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

INVESTMENT IN FEDERAL HOME LOAN BANK STOCK
The Company's investment in Federal Home Loan Bank stock is held as required by current regulation and is carried at cost which is the amount at which it can be redeemed and which approximates fair value since the market for this stock is limited. Dividends are received from the Federal Home Loan Bank stock and are included in interest income on securities.

FORECLOSED PROPERTIES
Foreclosed properties (which were acquired by foreclosure or by deed in lieu of foreclosure) are initially recorded at the lower of cost or fair value minus estimated costs to sell at the date of foreclosure and any loss at that time is charged to the allowance for loan losses. Costs related to the development and improvement of property are capitalized, whereas costs related to holding the property are expensed. Valuations are periodically performed by management and independent third parties, any future adjustments to the value of the foreclosed property are recorded through the income statement. An allowance for losses is established by a charge to expense if the carrying value of a property exceeds its fair value minus estimated costs to sell.

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

SEGMENTS AND RELATED INFORMATION
The Company through the branch network of its subsidiaries provides a broad range of financial services to individuals and companies in southeastern Wisconsin. These services include demand, time and savings deposits; the sale of certain non-deposit financial products; and commercial and retail lending. While the Company's chief decision-maker monitors the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a corporate-wide basis. Accordingly, all of the Company's operations are considered by management to be aggregated in one reportable operating segment.

                      HALLMARK CAPITAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
On January 1, 2000, the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133"). Statement 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the statement of financial position at fair value. The accounting for changes in the fair value (i.e. gains or losses) of a derivative instrument depends on whether it has been designed and qualifies as part of a hedging relationship and, if so, on the reason for holding it. If certain conditions are met, entities may elect to designate a derivative instrument as a hedge of exposures to changes in fair values, cash flows, or foreign currencies. If the hedged exposure is a fair value exposure, the gain or loss on the derivative instrument is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of other comprehensive income (outside earnings) and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any amounts excluded from the assessment of hedge effectiveness as well as the ineffective portion of the gain or loss is reported in earnings immediately. Accounting for foreign currency hedges is similar to the accounting for fair value and cash flow hedges. If the derivative instrument is not designed as a hedge, the gain or loss is recognized in earnings in the period of change.

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

If at any time the Company determined that the hedge was no longer effective, or if the hedged forecasted transactions were not executed, hedge accounting would be discontinued and the derivative instrument would continue to be marked to its fair value with gains or losses recognized in non-interest income. The change in fair value of derivative instruments designated as cash flow hedges will be recognized in other comprehensive income in future periods and the changes in the fair value of derivative instruments designated as fair value hedges will be recognized in non-interest income or expense.

At June 30, 2000, the interest rate caps are the only derivative instruments used by the Company to manage interest rate risk. The Company's derivative activities are monitored by its Asset Liability Committee as part of that Committee's oversight of risk management and asset/liability functions.

On July 1, 2000, the Company adopted Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Hedging Activities. This Statement modifies certain provisions of Statement of Financial Accounting Standards No. 133. Adoption will have no impact on the Company's Statement of Financial Condition or its results of operations.

                      HALLMARK CAPITAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

EARNINGS PER SHARE
Basic earnings per share is calculated by dividing net income for the years ended June 30, 2000, 1999 and 1998 by the weighted average number of shares of common stock reduced by ungranted restricted stock and uncommitted ESOP shares. Diluted earnings per share is calculated by dividing net income by the sum of the weighted average shares used in the basic earnings per share calculation plus the effect of dilutive stock options. The effect of dilutive stock options is calculated using the treasury stock method.

The computation of net income per common share is as follows:


FOR THE YEAR ENDED JUNE 30, 2000                                                     BASIC               DILUTED
--------------------------------                                                     -----               -------
Weighted average common shares outstanding...............................          2,670,519            2,670,519
Ungranted restricted stock...............................................           (18,462)              (18,462)
Uncommitted ESOP shares..................................................           (90,658)              (90,658)
Common stock equivalents due to dilutive effect of stock options.........                 --               73,872
                                                                                 -----------          -----------
Total weighted average common shares and equivalents outstanding.........          2,561,399            2,635,271
                                                                                 ===========          ===========
Net income for period....................................................        $ 3,004,000           $3,004,000
Earnings per share.......................................................        $      1.17           $     1.14
                                                                                 ===========          ===========
FOR THE YEAR ENDED JUNE 30, 1999                                                     BASIC               DILUTED
--------------------------------                                                     -----               -------
Weighted average common shares outstanding...............................          2,898,004            2,898,004
Ungranted restricted stock...............................................           (18,462)              (18,462)
Uncommitted ESOP shares..................................................          (113,850)             (113,850)
Common stock equivalents due to dilutive effect of stock options.........                --                85,942
                                                                                 -----------          -----------
Total weighted average common shares and equivalents outstanding.........          2,765,692            2,851,634
                                                                                 ===========          ===========
Net income for period....................................................        $ 3,130,000          $ 3,130,000
Earnings per share.......................................................        $      1.13          $      1.10
                                                                                 ===========          ===========
FOR THE YEAR ENDED JUNE 30, 1998                                                     BASIC               DILUTED
--------------------------------                                                     -----               -------
Weighted average common shares outstanding...............................          2,918,075            2,918,075
Ungranted restricted stock...............................................           (18,462)             (18,462)
Uncommitted ESOP shares..................................................          (139,150)            (139,150)
Common stock equivalents due to dilutive effect of stock options.........               --                121,306
                                                                                 -----------          -----------
Total weighted average common shares and equivalents outstanding.........          2,760,463            2,881,769
                                                                                 ===========          ===========
Net income for period....................................................        $ 2,799,000          $ 2,799,000
Earnings per share.......................................................        $      1.01          $      0.97
                                                                                 ===========          ===========


RECLASSIFICATIONS
Certain amounts in the 1998 and 1999 financial statements have been reclassified to conform with the 2000 presentation.

                      HALLMARK CAPITAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2. SECURITIES

The following is a summary of available-for-sale securities and held-to-maturity securities.


                                                                                GROSS        GROSS      ESTIMATED
                                                                 AMORTIZED   UNREALIZED   UNREALIZED       FAIR
                                                                   COST         GAINS       LOSSES        VALUE
                                                               ------------  -----------  ----------- ------------
                                                                               (IN THOUSANDS)

At June 30, 2000:
    Available-For-Sale:
       U.S. Government and federal agency obligations......... $  34,905     $       --    $   2,147  $     32,758
       Adjustable-rate mortgage mutual funds..................     1,000             --           42           958
       Trust preferred stock..................................     4,975             --          650         4,325
       Municipal Bonds/other..................................       275             --            1           274
                                                               ---------     ----------    ---------  ------------
                                                               $  41,155     $       --    $   2,840  $     38,315
                                                               =========     ==========    =========  ============
At June 30, 1999:
     Available-For-Sale:
      U.S. Government and federal agency obligations.......... $  39,914     $       --    $   1,212  $     38,702
      Adjustable-rate mortgage mutual funds ..................     1,000             --           36           964
      Trust preferred stock...................................     4,991             25          219         4,797
      Municipal Bonds.........................................       435              4           --           439
                                                               ---------     ----------    ---------  ------------
                                                               $  46,340     $       29    $   1,467  $     44,902
                                                               =========     ==========    =========  ============




The amortized cost and estimated fair value of investment securities at June 30, 2000 by contractual maturity, are shown below.



                                                                            AVAILABLE-      AVAILABLE-
                                                                             FOR-SALE        FOR-SALE
                                                                             AMORTIZED      ESTIMATED
                                                                               COST         FAIR VALUE
                                                                           ------------  --------------
                                                                                 (IN THOUSANDS)
Due in one year or less.......................................             $         --  $           --
Due after one year through five years.........................                   10,000           9,634
Due after five years through ten years........................                    2,275           2,152
Due after ten years...........................................                   28,880          26,529
                                                                           ------------  --------------
                                                                           $     41,155  $       38,315
                                                                           ============  ==============




Proceeds from the sale of securities available-for-sale were $45,209,000, $10,641,000 and $20,881,000 during the years ended June 30, 2000, 1999 and 1998, respectively. The gross realized losses on such sales totaled $51,000 in 2000, $2,000 in 1999 and $74,000 in 1998. The gross realized gains on such sales totaled $115,000 in 2000, $70,000 in 1999 and $66,000 in 1998. There were no sales of held-to-maturity securities during 2000, 1999 and 1998. Proceeds from the sale of trading securities were $25,499,000 during the year ended June 30, 2000. The gross realized losses on such sales totaled $297,000 in 2000. The gross realized gains on such sales totaled $281,000 in 2000. There were no sales of trading securities during 1999 and 1998.

                      HALLMARK CAPITAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.  MORTGAGE-BACKED AND RELATED SECURITIES

The following is a summary of available-for-sale and held-to-maturity mortgage-backed and related securities.


                                                                       GROSS             GROSS               ESTIMATED
                                                    AMORTIZED       UNREALIZED         UNREALIZED              FAIR
                                                      COST             GAINS            LOSSES                 VALUE
                                                  ------------    --------------     ------------         -------------
                                                                             (IN THOUSANDS)
At June 30, 2000:
    Available-For-Sale:
      Mortgage-backed securities
         Adjustable-rate .................            $ 4,655            $    40            $    31            $ 4,664
         Fixed-rate ......................              8,328                  1                287              8,042

       Collateralized mortgage obligations
          Adjustable-rate ................             16,675                 13                188             16,500
          Fixed-rate .....................              6,860                  8                130              6,738
                                                      -------            -------            -------            -------
                                                      $36,518            $    62            $   636            $35,944
                                                      =======            =======            =======            =======
    Held-To-Maturity:
      Mortgage-backed securities
        Fixed-rate .......................            $ 1,390            $     1            $    28            $ 1,363

      Collateralized mortgage obligations:
        Adjustable-rate ..................                 --                 --                 --                 --
        Fixed-rate .......................             13,627                 --                305             13,322
                                                      -------            -------            -------            -------
                                                      $15,017            $     1            $   333            $14,685
                                                      =======            =======            =======            =======

At June 30, 1999:
    Available-For-Sale:
     Mortgage-backed securities
        Adjustable-rate ..................            $ 2,788            $    10            $     4            $ 2,794
        Fixed-rate .......................             14,291                 --                142             14,149
      Collateralized mortgage obligations
        Adjustable-rate ..................             25,868                 10                153             25,725
        Fixed-rate .......................             13,013                  1                116             12,898
                                                      -------            -------            -------            -------
                                                      $55,960            $    21            $   415            $55,566
                                                      =======            =======            =======            =======
     Held-To-Maturity:
      Mortgage-backed securities
        Adjustable-rate ..................            $ 8,840            $    76            $    38            $ 8,878
        Fixed-rate .......................              2,419                 24                 24              2,419

      Collateralized mortgage obligations:
        Adjustable-rate ..................             34,338                366                150             34,554
        Fixed-rate .......................              9,021                 22                 40              9,003
                                                      -------            -------            -------            -------
                                                      $54,618            $   488            $   252            $54,854
                                                      =======            =======            =======            =======

                      HALLMARK CAPITAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.  MORTGAGE-BACKED AND RELATED SECURITIES (CONTINUED)


The following table is a summary of aggregate mortgage-backed and related securities by issuer.


                                                                                         GROSS         GROSS        ESTIMATED
                                                                          AMORTIZED   UNREALIZED     UNREALIZED        FAIR
                                                                             COST        GAINS         LOSSES         VALUE
                                                                          ---------    ----------    ----------   -----------
                                                                                     (IN THOUSANDS)
At June 30, 2000:
  Federal Home Loan Mortgage Corporation (FHLMC) ....................     $   8,976    $        5    $      322   $     8,659
  Federal National Mortgage Association (FNMA) ......................         6,770            31           104         6,697
  Government National Mortgage Association (GNMA) ...................            78             2            --            80
  Private issuers ...................................................        35,711            25           543        35,193
                                                                          ---------    ----------    ----------   -----------
                                                                          $  51,535    $       63    $      969   $    50,629
                                                                          =========    ==========    ==========   ===========

At June 30, 1999:
  FHLMC .............................................................     $  21,858    $      249    $      172   $    21,935
  FNMA ..............................................................        24,304           199           126        24,377
  GNMA ..............................................................         5,481            23            --         5,504
  Private issuers ...................................................        58,935            38           369        58,604
                                                                          ---------    ----------    ----------   -----------
                                                                          $ 110,578    $      509    $      667   $   110,420
                                                                          =========    ==========    ==========   ===========




There were no sales of mortgage-backed and related securities held-to-maturity for the years ended June 30, 2000, 1999 and 1998.

As permitted by the adoption of Financial Accounting Standards Board Statement No. 133 Accounting for Derivative Instruments and Hedging Activities, the Company transferred held-to-maturity mortgage-backed and related securities with a carrying value of $37,803,000 to trading securities ($24,320,000) and to securities available-for-sale ($13,483,000). At the time of transfer there was an unrealized gain on the trading securities of $16,000 and an unrealized gain on the securities available-for-sale of $60,000. The unrealized gains are included in the gain on sale of securities and mortgage-backed and related securities in the Consolidated Statements of Income for the trading securities and in Other Comprehensive Income-Unrealized Holding Loss for the year ended June 30, 2000 and are not presented as a cumulative effect of an accounting change due to their immateriality to net income and comprehensive income for the period.

                      HALLMARK CAPITAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.  LOANS RECEIVABLE

Loans receivable are summarized as follows:


                                                                                            AT  JUNE 30,
                                                                           --------------------------------------------
                                                                                   2000                    1999
                                                                           --------------------   ---------------------
                                                                                          (IN THOUSANDS)
Real estate mortgage loans:
    Residential one-to-four family......................................... $          186,276     $           147,960
    Residential multi-family...............................................             41,751                  36,320
    Commercial real estate.................................................             86,521                  42,366
    Home equity............................................................             21,758                  20,457
    Residential construction...............................................             21,284                  12,673
    Other construction and land............................................             27,179                  17,056
                                                                            ------------------     -------------------
         Total real estate mortgage loans..................................            384,769                 276,832

Consumer and other loans:
    Automobile.............................................................                262                    444
    Credit card............................................................              2,112                  2,372
    Other..................................................................                853                  1,030
                                                                            ------------------     ------------------
         Total consumer and other loans....................................              3,227                  3,846
Commercial loans...........................................................             24,589                 18,254
                                                                            ------------------     ------------------
         Gross loans.......................................................            412,585                298,932

Accrued interest receivable................................................              2,031                  1,664

Less:
    Undisbursed portion of loan proceeds...................................            (18,589)               (16,279)
    Deferred loan fees.....................................................               (630)                  (490)
    Deferred interest on sale of REO.......................................                (61)                    --
    Deferred gain on sale of REO...........................................                (58)                    --
    Unearned interest......................................................               (313)                   (59)
    Allowance for loan losses..............................................             (3,201)                (2,648)
                                                                            ------------------     ------------------
                                                                            $          391,764     $          281,120
                                                                            ==================     ==================



Activity in the allowance for loan losses is summarized as follows:


                                                                                       FOR THE YEARS ENDED
                                                                                             JUNE 30,
                                                                             --------------------------------------
                                                                                 2000          1999        1998
                                                                             ------------ ------------ ------------
                                                                                         (IN THOUSANDS)

Balance at beginning of year...............................................  $  2,648       $  2,329    $  1,762
Provisions charged to expense..............................................       871            480         800
Charge-offs................................................................      (340)          (176)       (264)
Recoveries.................................................................        22             15          31
                                                                             --------       --------    --------
Balance at end of year.....................................................  $  3,201       $  2,648    $  2,329
                                                                             ========       ========    ========



Non-accrual loans for which interest is recognized only when received, totaled approximately $1,852,000 and $2,206,000 at June 30, 2000 and 1999, respectively.

                      HALLMARK CAPITAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.  LOANS RECEIVABLE (CONTINUED)

Non-performing loans include troubled debt restructuring and loans on which accrual of interest, amortization of deferred net fees or costs and accretion of discount has ceased. Non-performing loans totaled $1,870,000, $2,425,000 and $1,400,000 at June 30, 2000, 1999 and 1998, respectively. The effect of non-performing loans on interest income is as follows:




                                                                  FOR THE YEARS ENDED JUNE 30,
                                                          ------------------------------------------
                                                             2000              1999           1998
                                                           --------          ----------    ---------
                                                                        (IN THOUSANDS)
Interest at original contract rate...................      $    351          $      368     $    178
Interest collected...................................           124                 108           93
                                                           --------          ----------     --------
Net reduction of interest income.....................      $    227          $      260     $     85
                                                           ========          ==========     ========


At June 30, 2000 the Company has identified three loans with an aggregate balance of $880,000 as being impaired. These loans have $67,000 in allocated loan loss reserves. During the fiscal year ended June 30, 2000, 1999 and 1998 the average balance of impaired loans was $384,000, $1,113,000 and $342,000, respectively. Interest income of $51,000, $8,000 and $22,000 was recorded on such loans in the fiscal year ending June 30, 2000, 1999 and 1998, respectively.

Loans serviced for investors were $48,575,000 and $29,175,000 at June 30, 2000 and 1999, respectively. Custodial escrow balances maintained in connection with the foregoing serviced loans and included in liabilities were $895,000 and $675,000 at June 30, 2000 and 1999, respectively. Serviced loans are not reflected in the accompanying consolidated statements of financial condition.

The fair value of capitalized mortgage servicing rights exceeded the carrying value at June 30, 2000 and 1999. Changes in capitalized mortgage servicing rights is summarized as follows:

                                                                                  AT  JUNE 30,
                                                                           ------------------------------
                                                                               2000             1999
                                                                           --------------   -------------
                                                                                    (IN THOUSANDS)
Balance beginning of year.................................................. $        106    $          94
Originated servicing rights capitalized....................................            1               71
Amortization of servicing rights...........................................          (22)             (59)
                                                                            ------------    -------------
Balance end of year........................................................ $         85    $         106
                                                                            ============    =============


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

                      HALLMARK CAPITAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.  ACCRUED INTEREST RECEIVABLE

Accrued interest receivable on securities and interest bearing deposits is summarized as follows:



                                                                                    AT  JUNE 30,
                                                                           -------------------------------
                                                                                 2000          1999
                                                                           --------------   --------------
                                                                                   (IN THOUSANDS)

Interest-bearing deposits.................................................. $           4    $          4
Investment securities......................................................           684             673
Mortgage-backed and related securities.....................................           322             645
                                                                            -------------    ------------
                                                                            $       1,010    $      1,322
                                                                            =============    ============



6.  OFFICE PROPERTIES AND EQUIPMENT

Office properties and equipment are summarized as follows:

                                                                                    AT  JUNE 30,
                                                                           -------------------------------
                                                                                 2000          1999
                                                                           --------------   --------------
                                                                                   (IN THOUSANDS)
Land.......................................................................$        1,572    $       1,572
Office buildings and improvements..........................................         4,463            4,418
Furniture and equipment....................................................         2,408            2,381
                                                                           --------------   --------------
                                                                                    8,443            8,371
Less:
Accumulated depreciation...................................................         2,982            2,600
                                                                           --------------   --------------
                                                                           $        5,461   $        5,771
                                                                           ==============   ==============

                      HALLMARK CAPITAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.  DEPOSITS



Deposits are summarized as follows:

                                                                               AT JUNE 30,
                                                  ---------------------------------------------------------------
                                                              2000                               1999
                                                  -----------------------------  --------------------------------
                                                                      WEIGHTED                           WEIGHTED
                                                             PERCENT   AVERAGE                  PERCENT   AVERAGE
                                                            OF TOTAL   NOMINAL                 OF TOTAL   NOMINAL
                                                   AMOUNT   DEPOSITS    RATE          AMOUNT   DEPOSITS    RATE
                                                   ------   --------    ----          ------   --------    ----
                                                                       (DOLLARS IN THOUSANDS)
DEMAND DEPOSITS:
   Non-interest bearing.....................       $8,400      2.43%      --%         $9,006      3.12%      --%
   NOW......................................        3,147      0.91     0.76           2,789      0.97     1.75
   Money market.............................       27,398      7.94     4.95          35,495     12.29     4.37
   Passbook.................................       18,373      5.32     2.92          20,962      7.26     2.92
                                                 --------    ------                 --------    ------
      Total.................................       57,318     16.60     3.34          68,252     23.64     3.24

CERTIFICATES OF DEPOSIT:
   One to 12 months.........................      $42,420     12.28     5.53         $51,931     17.98     5.06
   12 to 24 months..........................       10,159      2.94     5.88           7,759      2.69     5.08
   24 to 36 months..........................        2,999      0.87     5.93           1,522      0.53     5.55
   36 to 60 months..........................        1,935      0.56     5.38           2,868      0.99     5.62
   Wholesale................................      230,487     66.75     6.46         156,382     54.17     5.32
                                                 --------    ------                 --------    ------
      Total.................................      288,000     83.40     6.29         220,462     76.36     5.26
                                                 --------    ------                 --------    ------

Total deposits..............................     $345,318    100.00%    5.80%       $288,714    100.00%    4.78%
                                                 ========    ======                 ========    ======


The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was approximately $212,453,000 and $97,836,000 at June 30, 2000 and
1999, respectively, which also includes brokered deposit accounts. The average maturity of wholesale certificates of deposit was four months at both June 30, 2000 and 1999, respectively.

Aggregate annual maturities of certificate accounts at June 30, 2000 are as follows:


             MATURES DURING
               YEAR ENDED
                 JUNE 30           AMOUNT
            --------------     --------------
                                (IN THOUSANDS)
                  2001            $  269,998
                  2002                12,770
                  2003                 3,297
                  2004                   939
                Thereafter               996
                                  ----------
                                  $  288,000
                                  ==========


Interest expense on deposits consists of the following:

                                              FOR THE YEARS ENDED JUNE 30,
                                   --------------------------------------------------
                                       2000              1999                1998
                                   -----------      ------------     ----------------
                                                    (IN THOUSANDS)
NOW accounts........................  $     48       $        48               45
Money market accounts...............     1,409             1,736            1,319
Passbook accounts...................       580               613              625
Certificate accounts................    14,947            12,766           12,967
                                      --------       -----------     ------------
                                      $ 16,984       $    15,163     $     14,956
                                      ========       ===========     ============

                      HALLMARK CAPITAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.  NOTES PAYABLE AND OTHER BORROWINGS

Notes payable and other borrowings are summarized as follows:

                                               AT JUNE 30, 2000                     AT JUNE 30, 1999
                                         -----------------------------      --------------------------------
                                                          WEIGHTED                             WEIGHTED
                                                           AVERAGE                              AVERAGE
                             MATURITY       AMOUNT          RATE                AMOUNT           RATE
                             --------       ------          ----                ------           ----
                                                             (DOLLARS IN THOUSANDS)
Advances from
  Federal Home Loan Bank       1999       $     --           --               $  7,000          6.55%
                               2000          5,000         6.60                 27,002          5.98
                               2001          3,000         5.91                  3,000          5.91
                               2002          5,000         6.43                 28,500          5.61
                               2003          3,030         5.59                  8,042          5.13
                               2004         50,000         5.63                  5,000          6.32
                               2005         35,000         6.03                  5,000          5.33
                               2007          6,500         6.52                  6,500          6.52
                               2008          5,000         4.35                 30,000          4.79
                                          --------                            --------
                                          $112,530         5.83%              $120,044          5.59%
                                                           ====                                 ====
Open line of credit
   With Wells Fargo Bank       2001       $  1,000         7.88%              $     --            --
                                                           ====

Securities sold under
  Agreements to repurchase     2000       $ 18,510         6.24%              $  9,475          5.25%
                                          --------         ====               --------          ====

                                          $132,040                            $129,519
                                          ========                            ========

The Company is required to maintain as collateral unencumbered one-to-four family mortgage loans such that the outstanding balance of FHLB advances does not exceed 60% of the book value of this collateral. Certain advances are callable by the FHLB, advances callable within one year amount to $70 million and $50.5 million at June 30, 2000 and 1999, respectively. At June 30, 2000, the Bank had delivered mortgage-backed securities with a carrying value of $38.7 million to the Federal Home Loan Bank as additional collateral for the advances. In addition, advances are collateralized by all Federal Home Loan Bank stock. Variable rate term borrowings consist of $5.0 million tied to the one-month LIBOR. FHLB advances are subject to a prepayment penalty if they are repaid prior to maturity.

The Company enters into sales of mortgage-backed securities with agreements to repurchase identical securities (reverse repurchase agreements) and substantially identical securities (dollar reverse repurchase agreements). These transactions are treated as financings with the obligations to repurchase securities reflected as a liability. The dollar amount of securities underlying the agreements remains in the asset accounts. The securities underlying the agreements are delivered to the counterparty's account. Securities sold under agreements to repurchase were $18,510,000, $9,475,000 and $0 at June 30, 2000, 1999 and 1998, respectively.

Securities sold under agreements to repurchase averaged $22,462,000 and $4,414,000 for the year ended June 30, 2000 and 1999, respectively. The average is computed using daily balances for the respective fiscal year. The maximum outstanding at any month-end during the year ended June 30, 2000 and 1999 was $28,350,000 and $18,289,000, respectively. The Company retains securities under its control.

                      HALLMARK CAPITAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.  NOTES PAYABLE AND OTHER BORROWINGS (CONTINUED)

The Company has a line of credit facility with a third party lender that was originated in fiscal 2000. The line of credit provides the holding company with a source of funding to acquire commercial real estate loans and to make further capital investment in the Bank. The line of credit has a variable rate tied to the Fed Funds rate.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of June 30, 2000, that the Bank meets all capital adequacy requirements to which it is subject.

As of June 30, 2000, the most recent notification from the Bank's regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank's category.

The Bank's actual capital amounts and ratios are presented in the tables below.

                                                                                              TO BE WELL CAPITALIZED
                                                                          FOR CAPITAL         UNDER PROMPT CORRECTIVE
                                                     ACTUAL            ADEQUACY PURPOSES         ACTION PROVISIONS
                                                ----------------      -----------------     ---------------------------
                                                AMOUNT     RATIO       AMOUNT     RATIO        AMOUNT          RATIO
                                                ------     -----      --------   -------    ------------    -----------
                                                                    (DOLLARS IN THOUSANDS)
As of June 30, 2000:
   Tier I Capital Leverage (to Average Assets):
     Consolidated.............................  $34,713    6.69%       $15,569      3.00%           N/A          N/A
     West Allis Savings Bank..................   34,448    6.65         15,548      3.00         25,913         5.00
   Tier I Capital (to Risk-Weighted Assets):
     Consolidated.............................   34,713    9.57         14,508      4.00            N/A          N/A
     West Allis Savings Bank..................   34,448    9.46         14,564      4.00         21,846         6.00
   Total Capital (to Risk-Weighted Assets):
     Consolidated.............................   37,914   10.45         29,016      8.00            N/A          N/A
     West Allis Savings Bank..................   37,649   10.34         29,128      8.00         36,410        10.00

                      HALLMARK CAPITAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.  SHAREHOLDERS' EQUITY (CONTINUED)

The Bank's actual capital amounts and ratios are presented in the tables below.

                                                                                             TO BE WELL CAPITALIZED
                                                                         FOR CAPITAL         UNDER PROMPT CORRECTIVE
                                                     ACTUAL           ADEQUACY PURPOSES         ACTION PROVISIONS
                                                ----------------     -------------------  ----------------------------
                                                AMOUNT     RATIO      AMOUNT     RATIO        AMOUNT         RATIO
                                                ------     -----     --------   --------  --------------   -----------
                                                                   (DOLLARS IN THOUSANDS)
As of June 30, 1999:
   Tier I Capital Leverage (to Average Assets):
     Consolidated.............................  $35,243    7.52%       $14,064      3.00%           N/A          N/A
     West Allis Savings Bank..................   32,056    6.86         14,018      3.00         23,364         5.00
   Tier I Capital (to Risk-Weighted Assets):
     Consolidated.............................   35,243   12.34         11,426      4.00            N/A          N/A
     West Allis Savings Bank..................   32,056   11.60         11,056      4.00         16,584         6.00
   Total Capital (to Risk-Weighted Assets):
     Consolidated.............................   37,891   13.26         22,852      8.00            N/A          N/A
     West Allis Savings Bank..................   34,704   12.56         22,111      8.00         27,639        10.00

As a state-charted savings bank, the Bank is also subject to a minimum regulatory capital requirement of the State of Wisconsin. At June 30, 2000, on a fully-phased-in basis of 6.0%, the Bank had actual capital of $36,250,000 with a required amount of $31,390,000, for excess capital of $4,860,000.

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

                      HALLMARK CAPITAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  EMPLOYEE BENEFIT PLANS

The Bank has a qualified defined-contribution plan covering substantially all full-time employees who have completed one year of service and are at least 21 years old. Employees may contribute up to 15% of their compensation to the Plan, and employee contributions up to 4% are matched 25% by the Bank. In addition, the Bank may make a profit-sharing contribution to the Plan at its discretion. Retirement plan expense recorded in connection with the Plan was $20,000, $19,000 and $14,000 during 2000, 1999 and 1998, respectively.

The Company has an Employee Stock Ownership Plan ("ESOP") for substantially all of its full-time employees. The cost of unearned ESOP shares is shown as a reduction of shareholders' equity. ESOP expense for the years ended June 30, 2000, 1999 and 1998 totaled $248,000, $375,000 and $362,000, respectively. The expense was determined using the fair value of shares committed to be released during the year. As shares are committed, the reduction in shareholders' equity decreases by the cost of those shares. The difference between the cost and fair value of the shares committed is a charge or credit to additional paid-in-capital. The fair value of the unearned ESOP shares totaled $709,000 at June 30, 2000.

The Company has agreements with two executive officers of the Company to provide certain deferred payments upon retirement and certain payments to their beneficiaries in the event of their deaths. The expense related to these agreements was $219,000 in 2000, $214,000 in 1999 and $43,000 in 1998.

The Bank has Management Recognition and Retention Plans ("MRPs") for officers and directors. As of June 30, 2000, 18,462 shares remain reserved for future grants. The shares awarded to directors vest at a rate of 33.33% per year commencing December 30, 1994, while officers' shares vest at a rate of 20% per year commencing one year from the date of grant of the award. The aggregate cost of these shares is amortized to compensation expense as the participants become vested. The unamortized cost is reflected as a reduction of shareholders' equity as unearned restricted stock. All shares awarded have vested and the cost of awarded shares has been fully amortized at June 30, 2000. Compensation expense of $4,000, $46,000 and $84,000 was recognized for the years ended June 30, 2000, 1999 and 1998.

For the purposes of providing the pro-forma disclosures required under SFAS No. 123 "Accounting for Stock Based Compensation," the fair value of stock options granted was estimated using a binomial pricing model for stock options granted in fiscal year 1999 and the Black-Scholes option pricing model for stock options granted in prior fiscal years. The per share weighted-average fair value of stock options granted during fiscal 1999 was $3.06, on the date of grant with the following variable assumptions - the Company did not pay a dividend in fiscal year 1999, return on equity of 8.79%, an expected life of ten years and expected volatility of 32.4%. The per share weighted-average fair value of stock options was not calculated for fiscal 2000 since there were no options granted during the period.

The Company applies APB Opinion No. 25 in accounting for stock options and, accordingly, compensation cost based on the fair value at grant date has not been recognized for stock option grants in the consolidated financial statements for the fiscal years ended June 30, 2000, 1999 and 1998.

Had compensation cost of the Company's stock-based plans been determined in accordance with SFAS No. 123, net income would have been $2,985,000, $3,118,000 and $2,794,000 for fiscal 2000, 1999 and 1998, respectively. Diluted earnings per share would have been $1.13, $1.09 and $.97, respectively for fiscal 2000, 1999 and 1998.

The Company has reserved 375,642 shares of common stock for its non-qualified stock option plan for employees and directors. With respect to options which have not been granted, the option exercise price cannot be less than the fair market value of the underlying common stock as of the date of option grant, and the maximum term cannot exceed ten years. There were no options granted, exercised or forfeited during the fiscal year ended June 30, 2000.

                      HALLMARK CAPITAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  EMPLOYEE BENEFIT PLANS (CONTINUED)


The following is a summary of stock option activity:

                                                                                 SHARES                OPTION
                                                                                  UNDER               PRICE PER
                                                                                 OPTION                 SHARE
                                                                                 ------                 -----
Outstanding at June 30, 1996.............................................        330,614         $  4.00 - $ 7.63
    Granted..............................................................         16,000                   $ 7.38
                                                                                --------         ----------------

Outstanding at June 30, 1997.............................................        346,614         $  4.00 - $ 7.63
    Granted..............................................................         30,000                   $14.63
    Exercised............................................................        (55,340)                  $ 4.00
                                                                                ---------        ----------------

Outstanding at June 30, 1998.............................................        321,274         $  4.00 - $14.63
    Granted..............................................................         21,500         $ 10.00 - $11.38
    Exercised............................................................        (61,294)        $  4.00 - $ 7.38
    Forfeited............................................................         (2,000)        $  4.00 - $ 7.38
                                                                                ---------        ----------------

Outstanding at June 30, 1999.............................................        279,480         $  4.00 - $14.63
                                                                                ---------        ----------------

Outstanding at June 30, 2000.............................................        279,480         $  4.00 - $14.63


The range of options outstanding at June 30, 2000 were:

                                                                                                 WEIGHTED-
                                                                                                  AVERAGE
                                                            WEIGHTED-AVERAGE                     REMAINING
                                 NUMBER OF SHARES            EXERCISE PRICE                     CONTRACTUAL
                           ----------------------------------------------------------------        LIFE
PRICE                      OUTSTANDING      EXERCISABLE       OUTSTANDING       EXERCISABLE     (IN YEARS)
RANGE                      -----------      -----------       -----------       -----------     -----------
-----
$4 - 7.63                     227,980          219,580             $4.61           $4.50              3.9
10 - 11.38                     21,500            4,300             11.12           11.12              8.7
14.63                          30,000           12,000             14.63           14.63              8.0
                              -------          -------             -----           -----              ---
                              279,480          235,880             $6.18           $5.14              4.7
                              =======          =======             =====           =====              ===


11.  FINANCIAL INSTRUMENTS

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


11.  FINANCIAL INSTRUMENTS (CONTINUED)

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

Off-Balance sheet financial instruments whose contract amounts represent a potential credit risk are as follows:

                                                                                  FOR THE YEARS ENDED
                                                                                         JUNE 30,
                                                                              ---------------------------
                                                                                 2000             1999
                                                                              ----------       ----------
                                                                                     (IN THOUSANDS)
         Commitments to extend credit:
           Fixed-rate mortgage loans (8.125% - 9.25% at June 30, 2000).......  $   381           $1,157

           Adjustable rate mortgage loans....................................      623              723

         Unused lines of credit:
           Credit cards......................................................    6,179            8,203

           Home equity.......................................................   12,782           11,578

           Commercial........................................................    8,985           12,914

           Stand-by letters of credit........................................    3,239            3,259

During the year ended June 30, 2000, the Company entered into interest rate caps with a notional amount of $75.0 million with maturity dates ranging from June 14, 2001 to January 3, 2002. The interest rate caps are carried at fair market value of $166,000 in the Consolidated Statement of Financial Condition at June 30, 2000. The difference between the cost of the caps of $340,000 and the fair market value is included in expense for the year. At March 31, 2000, the Company designated these caps as a cash flow hedge of the interest rate risk on short-term wholesale certificates of deposit which renew every 90 days and are indexed to the 3-month LIBOR. The caps are tied to the 3-month LIBOR interest rate with a 7% strike rate. Cash payments will be received by the Company if the 3-month LIBOR exceeds 7%.

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

                      HALLMARK CAPITAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  PARENT COMPANY ONLY FINANCIAL INFORMATION                                 AT JUNE 30,
                                                                         ------------------------
                                                                            2000           1999
                                                                         ---------      ---------
                                                                              (IN THOUSANDS)
STATEMENT OF CONDITION
Assets:
  Cash and cash equivalents.........................................      $   283        $ 1,256
  Securities available-for-sale.....................................          649          1,294
  Investment in bank subsidiary.....................................       33,529         31,761
  Other assets......................................................           50            245
                                                                          -------        -------
                                                                          $34,511        $34,556
                                                                          =======        =======
Liabilities and Shareholders' Equity:
  Borrowings........................................................      $ 1,000             --
  Other liabilities.................................................          156        $    60
  Total shareholders' equity........................................       33,355         34,496
                                                                          -------        -------
                                                                          $34,511        $34,556
                                                                          =======        =======

                                                                                FOR THE YEARS ENDED JUNE 30,
                                                                         ----------------------------------------
                                                                            2000           1999            1998
                                                                         ---------      ---------       ---------
                                                                                      (IN THOUSANDS)
STATEMENT OF INCOME
Interest and dividend income........................................     $    147       $    243        $    177
Dividend income from subsidiary.....................................        1,500          1,300              --
Gain (loss) on sale of investment securities........................           (3)            28              --
Equity in undistributed net income of subsidiary....................        1,534          1,740           2,764
                                                                         --------       --------        --------
     Total income...................................................        3,178          3,311           2,941
Other expense.......................................................          189            136             130
                                                                         --------       --------        --------
Income before provision for income taxes............................        2,989          3,175           2,811
Provision for income taxes (benefits)...............................          (15)            45              12
                                                                         --------       --------        --------
     Net income.....................................................     $  3,004       $  3,130        $  2,799
                                                                         ========       ========        ========

STATEMENT OF CASH FLOWS
Operating activities:
  Net income........................................................     $  3,004       $  3,130        $  2,799
  Adjustments to reconcile net income
    to net cash provided by (used in) operating activities:
     Equity in undistributed net income of subsidiary...............       (1,534)        (1,740)         (2,764)
     Loss on sale of investment securities..........................           (3)            --              --
     Decrease (increase) in other assets............................          195           (185)            (33)
     Increase (decrease) in other liabilities.......................           96             (2)             --
     Other..........................................................           23            187            (119)
                                                                         --------       --------        --------
  Net Cash Provided By (Used In) Operating Activities...............        1,781          1,390            (117)
Investment activities:
  Sales and maturities of investment securities.....................          657            528              --
  Purchase of investment securities.................................           --             --          (1,498)
  Investment in Bank subsidiary.....................................       (1,000)            --              --
                                                                         --------       --------        --------
  Net Cash Provided By (Used In) Investing Activities...............         (343)           528          (1,498)
Financing activities:
  Increase in borrowings............................................        1,000             --              --
  Purchase of common stock of subsidiary............................       (3,028)        (1,785)             --
  Dividends paid....................................................         (383)            --              --
  Proceeds from exercise of stock options...........................           --            273             330
                                                                         --------       --------        --------
  Net Cash Provided by (Used In)  Financing Activities..............       (2,411)        (1,512)            330
                                                                         --------       --------        --------
Net increase (decrease) in cash.....................................         (973)           406          (1,285)
Cash and cash equivalents at beginning of year......................        1,256            850           2,135
                                                                         --------       --------        --------
Cash and cash equivalents at end of year............................     $    283       $  1,256        $    850
                                                                         ========       ========        ========

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

DERIVATIVE INVESTMENT SECURITIES
Fair values for derivative investment securities are based on quoted market prices.

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

The carrying amounts and fair values of the Company's financial instruments consisted of the following:

                                                                                   AT JUNE 30,
                                                                 -------------------------------------------------
                                                                          2000                     1999
                                                                 -----------------------   -----------------------
                                                                               ESTIMATED                 ESTIMATED
                                                                 CARRYING        FAIR       CARRYING       FAIR
                                                                  AMOUNT         VALUE       AMOUNT        VALUE
                                                                  ------         -----       ------        -----
                                                                                  (In thousands)
Cash and cash equivalents..................................... $   16,559   $   16,599    $   8,599    $   8,599
Investment securities available-for-sale......................     38,315       38,315       44,902       44,902
Mortgage-backed and related
  securities available-for-sale...............................     35,944       35,944       55,566       55,566
Mortgage-backed and related
  securities held-to-maturity.................................     15,017       14,685       54,618       54,854
Derivative investment securities..............................        166          166           --           --
Federal Home Loan Bank stock..................................      7,760        7,760        6,527        6,527
Loans receivable:
  Real estate (including home equity).........................    362,848      360,192      258,124      256,293
  Credit card and other consumer..............................      3,079        3,079        3,683        3,683
  Commercial..................................................     24,238       24,238       17,709       17,709
                                                               ----------   ----------    ---------    ---------
                                                               $  390,165   $  387,509    $ 279,516    $ 277,685
                                                               ==========   ==========    =========    =========

Accrued interest receivable................................... $    3,041   $    3,041    $   2,986    $   2,986

Deposits:
  NOW.........................................................     11,547       11,547       11,215       11,215
  Money market................................................     27,398       27,398       36,075       36,075
  Passbooks...................................................     18,373       18,373       20,962       20,962
  Certificates................................................    288,000      288,115      220,462      220,726
                                                               ----------   ----------    ---------    ---------
                                                               $  345,318   $  345,433    $ 288,714    $ 288,978
                                                               ==========   ==========    =========    =========
Borrowings:
  Notes payable and other borrowings.......................... $  132,040   $  130,629    $ 129,519    $ 128,887

Accrued interest payable...................................... $    3,421   $    3,421    $   2,006    $   2,006

                      HALLMARK CAPITAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


15.  INCOME TAXES

Income tax expense (benefit) in the consolidated statements of income consists of the following:


                                                          CURRENT          DEFERRED           TOTAL
                                                          -------          --------           -----
                                                                        (In thousands)
Year ended June 30, 2000:
    Federal..........................................     $ 1,743           ($304)          $ 1,439
    State............................................          37             (95)              (58)
                                                          -------           ------          --------
                                                          $ 1,780           ($399)          $ 1,381
                                                          =======           ======          ========
Year ended June 30, 1999:
    Federal..........................................     $ 1,705           ($213)          $ 1,492
    State............................................          46             (33)               13
                                                          -------           ------          --------
                                                          $ 1,751           ($246)          $ 1,505
                                                          =======           ======          ========
Year ended June 30, 1998:
    Federal..........................................     $ 1,551           ($250)          $ 1,301
    State............................................         140             (38)              102
                                                          -------           ------          --------
                                                          $ 1,691           ($288)          $ 1,403
                                                          =======           ======          ========

Income tax expense attributable to income from operations was $1,381,000, $1,505,000 and $1,403,000 for the years ended June 30, 2000, 1999 and 1998, respectively, and differed from the amounts computed by applying the Federal income tax rate of 34 percent to pre-tax income from continuing operations as a result of the following:

                                                                      YEARS ENDED JUNE 30,
                                                          -------------------------------------------
                                                            2000             1999             1998
                                                          -------            ----             -------
                                                                        (In thousands)
Computed "expected" tax expense......................     $1,491             $1,576           $1,429

  State income taxes, net of
    federal income tax benefit.......................        (38)                 9               67

  Utilization of Low Income Housing Credits..........         (5)               (20)             (29)

  Net (increase)/decrease in the cash
    surrender value of life insurance
    net of premiums paid ............................        (14)                15              (15)

                                                             (53)               (75)             (49)
                                                          -------            ------           ------
Other................................................     $1,381             $1,505           $1,403
                                                          =======            ======           ======

                      HALLMARK CAPITAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


15.  INCOME TAXES (CONTINUED)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                                                   AT JUNE 30,
                                                                              ------------------------
                                                                                2000            1999
                                                                              -------          -------
                                                                                    (IN THOUSANDS)
                  Deferred Tax Assets:
                    Deferred compensation..............................       $  370            $  299
                    Allowances for loan losses.........................        1,274             1,013
                    Deferred loan fees.................................           --                39
                    Unrealized depreciation on securities
                      available for sale...............................        1,333               718
                      Other, net.......................................          294                61
                                                                              ------            ------
                  Gross deferred tax assets............................        3,271             2,130



                  Deferred Tax Liabilities:

                    Depreciation.......................................          163               157
                    Mortgage servicing rights..........................           34                42
                    FHLB stock.........................................          174                --
                    Other..............................................           82               127
                                                                              ------            ------
                    Gross deferred tax liabilities.....................          453               326
                                                                              ------            ------
                    Net deferred tax assets............................       $2,818            $1,804
                                                                              ======            ======

The net deferred tax asset increased by $1,014,000 in 2000 and $949,000 in 1999. The difference between the increase and the deferred portion of tax expense is primarily attributable to the tax effect on the unrealized depreciation on securities available-for-sale which does not have an income statement impact in 2000 and 1999.

                      HALLMARK CAPITAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


16.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                              FOR THE THREE MONTHS ENDED,
                                    -----------------------------------------------------------------------------------------
                                       JUNE 30,   MAR. 31,   DEC. 31,  SEPT. 30,   JUNE 30,   MAR. 31,   DEC. 31,  SEPT. 30,
                                       2000       2000       1999       1999       1999       1999       1998        1998
                                    ------------ ----------  --------- ----------  ---------  --------   --------  ----------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
Interest and dividend income........   $9,978    $10,016      $9,694     $8,751      $8,252   $8,801     $8,885     $8,360
Interest expense....................    6,954      6,889       6,418      5,762       5,418    5,849      5,984      5,563
                                       ------    -------      ------     ------      ------   ------     ------     ------
Net interest income.................    3,024      3,127       3,276      2,989       2,834    2,952      2,901      2,797
Provision for loan losses...........      244        337         170        120         --       140        210        130
                                       ------    -------      ------     ------      ------   ------     ------     ------
Net interest income after
  provision for loan losses.........    2,780      2,790       3,106      2,869       2,834    2,812      2,691      2,667
Gain (loss) on sales of
  investments and mortgage-backed
  and related securities............       --       (15)           9         54          33       --         35         --
Gain (loss) on sale of loans, net...       45      (189)          57         96          60      180        438        214
Other non-interest income...........      303        292         322        257         230      393        233        266
                                       ------    -------      ------     ------      ------   ------     ------     ------
Total non-interest income...........      348         88         388        407         323      573        706        480
Total non-interest expense..........    2,023      2,045       2,163      2,160       1,859    2,327      2,191      2,074
                                       ------    -------      ------     ------      ------   ------     ------     ------
Income before income taxes..........    1,105        833       1,331      1,116       1,298    1,058      1,206      1,073
Income tax expense .................      371        229         420        361         393      340        417        355
                                       ------    -------      ------     ------      ------   ------     ------     ------
Net income .........................   $  734    $   604      $  911     $  755      $  905   $  718     $  789     $  718
                                       ======    =======      ======     ======      ======   ======     ======     ======
Earnings per share (basic)..........    $0.30      $0.24       $0.35      $0.28       $0.33    $0.26      $0.28      $0.26
Earnings per share (diluted)........    $0.29      $0.23       $0.34      $0.28       $0.32    $0.25      $0.28      $0.25
Cash dividends per share............    $0.05      $0.05       $0.05         --          --       --         --         --

Market Information
  Trading range - high..............    11.25      10.50       11.25      12.31       12.13    11.75      13.50      16.25
                  low...............     8.13       8.50        8.94      10.00       10.00     9.75       9.25      10.63
                  close.............     9.13       9.38        9.00      10.97       11.63    10.63      11.00      11.50

No dividends were declared on the shares of Common Stock during the quarter ended September 30, 1999 and the fiscal year ended June 30, 1999.

                                     PART II


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

         None.


                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information required by this item with respect to directors is included under the heading "Election of Directors" in the Company's definitive Proxy Statement dated September 22, 2000, relating to the 2000 Annual Meeting of Shareholders currently scheduled for October 25, 2000, which section is hereby incorporated herein by reference. Information concerning executive officers who are not directors, with the exception of Messrs. James D. Smessaert and Peter A. Gilbert, is contained in Part I of this Form 10-K pursuant to paragraph (b) of
Item 401 of Regulation S-K in reliance on Instruction G(3).

ITEM 11.  EXECUTIVE COMPENSATION

         Information required by this item is included under the heading "Compensation of Executive Officers and Directors" in the Company's definitive Proxy Statement dated September 22, 2000, relating to the 2000 Annual Meeting of Shareholders currently scheduled for October 25, 2000, which section is hereby incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information required by this item is included under the heading "Stock Ownership of Certain Beneficial Owners" in the Company's definitive Proxy Statement dated September 22, 2000, relating to the 2000 Annual Meeting of Shareholders currently scheduled for October 25, 2000, which section is hereby incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required by this item is included under the heading "Indebtedness of Management and Certain Transactions" in the Company's definitive Proxy Statement dated September 22, 2000, relating to the 2000 Annual Meeting of Shareholders currently scheduled for October 25, 2000, which section is hereby incorporated herein by reference.

                                     PART IV



ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


     (A)(1)  FINANCIAL STATEMENTS

         The following financial statements and financial statement schedules are included under a separate caption "Financial Statements and Supplementary Data" in Part II, Item 8 hereof and are incorporated herein by reference.


         Independent Auditor's Report

         Consolidated Statements of Financial Condition at June 30, 2000 and
         1999

         Consolidated Statements of Income for Years Ended June 30, 2000, 1999 and 1998

         Consolidated Statements of Shareholders' Equity for Years Ended June 30, 2000, 1999 and 1998

         Consolidated Statements of Cash Flows for Years Ended June 30, 2000, 1999 and 1998

         Notes to Consolidated Financial Statements

     (a)(2)  Financial Statement Schedules

         All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Consolidated Financial Statements.

                                                                                                        SEQUENTIAL
(A)(3)       EXHIBITS                                                                                   PAGE NUMBER
             --------                                                                                   -----------
3.1      Amended Articles of Incorporation of Registrant (1)
3.2      Amended By-laws of Registrant (2)
3.3      Stock Charter of West Allis Savings Bank (1)
3.4      By-laws of West Allis Savings Bank (1)
10.1     West Allis Savings Bank 401(k) Savings Plan (1)
10.2     West Allis Savings Bank Employee Stock Ownership Plan (1)
10.3     Credit Agreement by and between West Allis Savings Bank,
         Employee Stock Ownership Trust and Company (1)
10.4     West Allis Savings Bank Management Recognition and Retention Plan (1)
10.5     Hallmark Capital Corp. 1993 Incentive Stock Option Plan as amended (3)
10.6     Hallmark Capital Corp. 1993 Stock Option Plan for Outside Directors, as
         amended (3)
10.7     Employment Agreement - James D. Smessaert (1)
10.8     Employment Agreement - Peter A. Gilbert (2)
10.9     Executive Employee Supplemental Compensation Agreement - James D.
         Smessaert (4)
10.10    Executive Employee Supplemental Compensation Agreement - Peter A.
         Gilbert (4)
10.11    West Allis Savings Bank Employment Agreement (2000) - James D.
         Smessaert (5)
10.12    West Allis Savings Bank Employment Agreement (2000) - Peter A.
         Gilbert (5)
10.13    Hallmark Capital Corp. Employment Agreement (2000) - James D.
         Smessaert (5)
10.14    Hallmark Capital Corp. Employment Agreement (2000) - Peter A.
         Gilbert (5)
12.1     Statement regarding computation of per share earnings - See Footnote
         (1) in Part II, Item 8
13.1     2000 Summary Annual Report to Shareholders (6)
21.1     Subsidiaries of the Registrant - See "Subsidiaries Activities" in
         Part I, Item 1
23.1     Consent of KPMG LLP (7)                                                                        111
24.1     Powers of Attorney for certain officers and directors (1)
99.1     Proxy Statement for 2000 Annual Meeting of Shareholders (7)                                    Attached

-------------
(1) Incorporated by reference to exhibits filed with Company's Form S-1 Registration Statement declared effective on November 4, 1993 (Registration Number 33-67184).
(2) Incorporated by reference to exhibits filed with the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995.
(3) Incorporated by reference to exhibits filed with the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997.
(4) Incorporated by reference to exhibits filed with the Company's Report on Form 10-Q for the quarter Ended December 31, 1998.
(5) Incorporated by reference to exhibits filed with the Company's
    Quarterly Report on Form 10-Q for the quarter Ended March 31, 2000.
(6) Filed in paper format with the SEC pursuant to Rule 101 of Regulation S-T.
(7) Filed herein.
    (b)  Reports on Form 8-K
         None.
    (c)  Exhibits
         Reference is made to the exhibit index set forth above at (a)(3).
    (d)  Financial Statement Schedules
         Reference is made to the disclosure set forth above at (a)(1 and 2).

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    HALLMARK CAPITAL CORP.

                                    /s/    James D. Smessaert
                                    -------------------------------------------
                                    James D. Smessaert, Chairman,
                                    President and Chief Executive Officer

                                    Date:   September 15, 2000


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/   Martin Hedrich, Jr.                                     /s/   Reginald M. Hislop, III
----------------------------------------------                -----------------------------------------------
Martin Hedrich Jr., Director                                  Reginald M. Hislop, III, Director

Date: September 15, 2000                                      Date: September 15, 2000




/s/   Peter A. Gilbert                                        /s/   Charles E. Rickheim
----------------------------------------------                -----------------------------------------------
Peter A. Gilbert, Executive Vice President,                   Charles E. Rickheim, Director
Corporate Secretary and Director

Date: September 15, 2000                                      Date: September 15, 2000




/s/   James D. Smessaert                                      /s/   Arthur E. Thompson
----------------------------------------------                -----------------------------------------------
James D. Smessaert, Chairman,                                 Arthur E. Thompson
President and Chief Executive Officer                         Chief Financial Officer and Corporate Treasurer
(Principal Executive Officer)                                 (Principal Financial and Accounting Officer)

Date: September 15, 2000                                      Date: September 15, 2000




/s/        Donald A. Zellmer
----------------------------------------------
Donald A. Zellmer, Director

Date:    September 15, 2000