Form 10-Q
period 2000-09-30
LEDGER CAPITAL CORP
filed 2000-11-14
CIK 910522

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter Ended September 30, 2000              Commission File Number 0-22224

--------------------------------------------------------------------------------

                              LEDGER CAPITAL CORP.
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


                          (1) Yes |X|           No |_|

                          (2) Yes |X|           No |_|


The number of shares outstanding of the issuer's common stock, par value $1.00 per share, was 2,435,141 at November 10, 2000, the latest practicable date.

--------------------------------------------------------------------------------

                       LEDGER CAPITAL CORP. AND SUBSIDIARY
                                    FORM 10-Q

Part I.  Financial Information

         Item 1. Financial Statements (unaudited):

                 Consolidated Statements of Financial Condition
                   as of September 30, 2000 and June 30, 2000
                   (unaudited)..........................................       1

                 Consolidated Statements of Income for the Three
                   Months ended September 30, 2000 and 1999
                   (unaudited)..........................................       2

                 Consolidated Statements of Shareholders' Equity
                   for the Three Months ended September 30, 2000
                   and 1999 (unaudited).................................       3

                 Consolidated Statements of Cash Flows for the
                   Three Months ended September 30, 2000 and
                   1999 (unaudited).....................................       4

                 Notes to Consolidated Financial Statements
                   (unaudited)..........................................       6


         Item 2. Management's Discussion and Analysis of Financial
                   Condition and Results of Operations..................      13

         Item 3. Quantitative and Qualitative Disclosure About
                   Market Risk..........................................      26


Part II. Other Information

         Item 1. Legal Proceedings......................................      27

         Item 2. Changes in Securities and Use of Proceeds..............      27

         Item 3. Defaults Upon Senior Securities........................      27

         Item 4. Submission of Matters to a Vote of
                   Security Holders.....................................      27

         Item 5. Other Information......................................      27

         Item 6. Exhibits and Reports on Form 8-K.......................      28

                 Signature Page.........................................      29

                       LEDGER CAPITAL CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    (Dollars in thousands, except share data)
                                   (Unaudited)

                                                                 SEPTEMBER 30,   JUNE 30,
                                                                     2000          2000
                                                                 -------------  ---------

ASSETS
Cash and non-interest bearing deposits .........................   $   2,695    $   2,782
Interest-bearing deposits ......................................      11,592       13,777
                                                                   ---------    ---------
Cash and cash equivalents ......................................      14,287       16,559

Securities available-for-sale (at fair value):
  Investment securities ........................................      38,827       38,315
  Mortgage-backed and related securities .......................      34,283       35,944
Securities held-to-maturity:
  Mortgage-backed and related securities (fair value -
  $14,064 at September 30, 2000; $14,685 at June 30, 2000) .....      14,246       15,017
Loans held for sale, at lower of cost or market ................       1,430        1,122
Loans receivable, net ..........................................     388,706      391,764
Investment  in Federal Home Loan Bank stock, at cost ...........       7,900        7,760
Foreclosed properties, net .....................................       1,145        1,114
Office properties and equipment ................................       5,467        5,461
Prepaid expenses and other assets ..............................       7,592        6,528
                                                                   ---------    ---------
          Total assets .........................................   $ 513,883    $ 519,584
                                                                   =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Deposits .....................................................   $ 335,265    $ 345,318
  Notes payable and other borrowings ...........................     132,770      132,040
  Advance payments by borrowers for taxes and insurance ........       5,320        3,724
  Accrued interest on deposit accounts and other borrowings ....       4,422        3,421
  Accrued expenses and other liabilities .......................       1,753        1,726
                                                                   ---------    ---------
          Total liabilities ....................................   $ 479,530    $ 486,229

Shareholders' Equity:
  Preferred stock, $1.00 par value; authorized 2,000,000 shares;
    none outstanding ...........................................          --           --
  Common stock, $1.00 par value; authorized 6,000,000 shares;
    issued 3,162,500 shares; outstanding 2,563,241 shares at
    September 30, 2000 and June 30, 2000 .......................       3,162        3,162
  Additional paid-in capital ...................................      10,120       10,075
  Unearned ESOP compensation ...................................        (281)        (311)
  Unearned restricted stock awards .............................         (74)         (74)
  Other comprehensive loss .....................................      (1,585)      (2,059)
  Treasury stock, at cost: 599,259 shares at September 30, 2000
    and June 30, 2000 ..........................................      (5,824)      (5,824)
  Retained earnings, substantially restricted ..................      28,835       28,386
                                                                   ---------    ---------
          Total shareholders' equity ...........................   $  34,353    $  33,355
                                                                   ---------    ---------
          Total liabilities and shareholders' equity ...........   $ 513,883    $ 519,584
                                                                   =========    =========


     See accompanying Notes to Consolidated Financial Statements (unaudited)

                       LEDGER CAPITAL CORP. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in thousands, except for per share data)
                                   (Unaudited)

                                                                  Three Months
                                                                     Ended
                                                                 September 30,
                                                                 ---------------
                                                                  2000     1999
                                                                 ------   ------
INTEREST INCOME:
     Loans receivable ........................................   $8,004   $6,077
     Mortgage-backed and related securities ..................      887    1,575
     Securities and interest-bearing deposits ................    1,075    1,099
                                                                 ------   ------
               Total interest income .........................    9,966    8,751

INTEREST EXPENSE:
     Deposits ................................................    5,264    3,634
     Advance payments by borrowers for taxes and insurance ...       24       24
     Notes payable and other borrowings ......................    1,961    2,104
                                                                 ------   ------
               Total interest expense ........................    7,249    5,762
                                                                 ------   ------
     Net interest income .....................................    2,717    2,989
     Provision for losses on loans ...........................       80      120
                                                                 ------   ------
     Net interest income after provision for losses on loans .    2,637    2,869

NON-INTEREST INCOME:
     Service charges on loans ................................       74       57
     Service charges on deposit accounts .....................      113      122
     Loan servicing fees, net ................................       19       12
     Insurance commissions ...................................       35       12
     Gain on sale of securities and
         mortgage-backed and related securities, net .........        0       54
     Gain on sale of loans ...................................      112       96
     Other income ............................................       34       54
                                                                 ------   ------
               Total non-interest income .....................      387      407

NON-INTEREST EXPENSE:
     Compensation and benefits ...............................    1,335    1,334
     Marketing ...............................................       54       53
     Occupancy and equipment .................................      392      393
     Deposit insurance premiums ..............................       17       45
     Other non-interest expense ..............................      359      335
                                                                 ------   ------
               Total non-interest expense ....................    2,157    2,160
                                                                 ------   ------
     Income before income taxes ..............................      867    1,116
     Income taxes ............................................      295      361
                                                                 ------   ------
          Net income .........................................   $  572   $  755
                                                                 ======   ======
          Earnings per share - (basic) .......................   $ 0.23   $ 0.28
                                                                 ======   ======
          Earnings per share - (diluted) .....................   $ 0.23   $ 0.28
                                                                 ======   ======


     See accompanying Notes to Consolidated Financial Statements (unaudited)

                       LEDGER CAPITAL CORP. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                                       Accumulated
                                         Additional   Unearned      Unearned                               Other           Total
                                 Common   Paid-In      ESOP       Restricted   Retained    Treasury   Comprehensive   Shareholders'
                                 Stock    Capital   Compensation      Stock    Earnings      Stock        loss           Equity
                                -------  ---------  ------------  ----------   ---------   --------   -------------   -------------
THREE MONTHS ENDED
   SEPTEMBER 30, 2000
Balance at June 30, 2000 ......  $  3,162  $ 10,075    ($   311)      ($    74)   $ 28,386    ($ 5,824)     ($ 2,059)     $ 33,355

Net income ....................        --        --          --             --         572          --            --           572
Accumulated other comprehensive
   income:
     Unrealized holding gain
       arising during the
       period On available-
       for-sale securities
       portfolio ..............        --        --          --             --          --          --           862           770
     Loss on derivative
       hedging instrument .....        --        --          --             --          --          --           (92)           --
     Income tax effect ........        --        --          --             --          --          --          (296)         (296)
                                                                                                                          --------
Comprehensive income ..........        --        --          --             --          --          --            --           474
Cash Dividends ($.05 per share)        --        --          --             --        (123)         --            --          (123)
Amortization of unearned ESOP
   and Restricted stock award
   compensation ...............        --        45          30             --          --          --            --            --
                                 -------  --------    --------       --------    --------    --------      --------      --------
Balance at September 30, 2000..  $  3,162  $ 10,120    ($   281)      ($    74)   $ 28,835    ($ 5,824)     ($ 1,585)     $ 34,353
                                 ========  ========    ========       ========    ========    ========      ========      ========

THREE MONTHS ENDED
   SEPTEMBER 30, 1999
Balance at June 30, 1999.......  $  3,162  $  9,937    ($   405)      ($    78)   $ 25,765    ($ 2,796)     ($ 1,089)     $ 34,496

Net income ....................        --        --          --             --         755          --            --           755
Other comprehensive income:
   Unrealized holding loss
     arising during period ....        --        --          --             --          --          --          (492)         (492)
   Re-classification
     adjustment for gains
     realized in income........        --        --          --             --          --          --           (54)          (54)
   Income tax effect .........         --        --          --             --          --          --           213           213
                                                                                                                          --------
Comprehensive loss ...........         --        --          --             --          --          --            --          (333)
Amortization of unearned ESOP
   and restricted stock award
   compensation...............         --        68          30              2          --          --            --           100
Purchase of treasury stock
   (108,000 shares) ..........         --        --          --             --          --      (1,338)           --        (1,338)
                                 --------  --------     --------      --------    --------    --------      --------      --------
Balance at September 30, 1999.   $  3,162  $ 10,005    ($   375)      ($    76)   $ 26,520    ($ 4,134)     ($ 1,422)     $ 33,680
                                 ========  ========    ========       ========    ========    ========      ========      ========


     See accompanying Notes to Consolidated Financial Statements (unaudited)

                       LEDGER CAPITAL CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                   THREE MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                                  --------------------
                                                                  2000        1999
                                                                  --------    --------
                                                                     (IN THOUSANDS)
OPERATING ACTIVITIES
Net Income ....................................................   $    572    $    755
Adjustments to reconcile net income to cash
provided by (used in) operating activities:
  Provision for losses on loans ...............................         80         120
  Provision for depreciation and amortization .................        138         119
  Net gain on sales of investments and
    mortgage-backed and related securities ....................         --         (54)
  Net gain on sale of loans ...................................       (112)        (96)
  Amortization of unearned ESOP and restricted stock awards ...         75         100
  Loans originated for sale ...................................     (9,158)     (4,558)
  Sales of loans originated for sale ..........................      8,850       4,625
  Increase in prepaid expenses and other assets ...............     (1,360)     (1,282)
  Decrease in payables for investments purchased ..............         --      (9,909)
  Increase (decrease) in accrued expenses and other liabilities      1,028         (71)
  Other adjustments ...........................................        (61)        533
                                                                  --------    --------
Net cash provided by (used in) operating activities ...........         52      (9,718)
                                                                  --------    --------

INVESTING ACTIVITIES
Proceeds from the sale of securities available-for-sale .......         --      11,507
Proceeds from the maturity of securities available-for-sale ...         --       4,000
Purchases of securities available-for-sale ....................         --     (29,800)
Purchases of mortgage-backed and related securities ...........         --      (3,937)
Principal collected on mortgage-backed and related securities .      2,770      16,195
Net (increase) decrease in loans receivable ...................      3,028     (52,359)
Purchase of Federal Home Loan Bank stock ......................       (140)       (510)
Purchases of office properties and equipment, net .............       (132)        (64)
                                                                  --------    --------
Net cash provided by (used in) investing activities ...........      5,526     (54,968)
                                                                  --------    --------

FINANCING ACTIVITIES
Net increase (decrease) in deposits ...........................    (10,053)     31,074
Proceeds from long-term notes payable to Federal Home Loan Bank     30,000      20,000
Repayment of long-term notes payable to Federal Home Loan Bank     (20,000)     (5,000)
Net increase (decrease) in
  short-term notes payable and other borrowings ...............     (9,270)     15,859
Purchase of treasury stock ....................................         --      (1,338)
Cash dividends ................................................       (123)         --
Net increase in advance payments by borrowers for
  taxes and insurance .........................................      1,596       1,543
                                                                  --------    --------
Net cash provided by (used in) financing activities ...........     (7,850)     62,138
                                                                  --------    --------
Decrease in cash and cash equivalents .........................     (2,272)     (2,548)
Cash and cash equivalents at beginning of period ..............     16,559       8,599
                                                                  --------    --------
Cash and cash equivalents at end of period ....................   $ 14,287    $  6,051
                                                                  ========    ========


     See accompanying Notes to Consolidated Financial Statements (unaudited)

                       LEDGER CAPITAL CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                              ------------------
                                                               2000        1999
                                                              ------      ------
                                                                (IN THOUSANDS)

Supplemental disclosures of cash flow information:

Interest paid (including amounts credited to
   deposit accounts) ......................................   $6,247      $5,525

Income taxes paid .........................................   $  330      $  493


Non-cash transactions:

Loans transferred to foreclosed properties ................   $   62      $1,272




     See accompanying Notes to Consolidated Financial Statements (unaudited)

                      LEDGER CAPITAL CORP. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


(1)  NAME CHANGE

Effective on October 26, 2000, Hallmark Capital Corp. changed its' name to Ledger Capital Corp. and its wholly-owned subsidiary, West Allis Savings Bank has changed its name to Ledger Bank, S.S.B.


(2)  BASIS OF PRESENTATION

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

The results of operations and other data for the three months ended September 30, 2000 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2001.

The unaudited consolidated financial statements include the accounts of Ledger Capital Corp. (the "Company") and its wholly-owned subsidiary, Ledger Bank, S.S.B. and subsidiaries (the "Bank") as of and for the three months ended September 30, 2000. All material intercompany accounts and transactions have been eliminated in consolidation.


(3)  STOCK BENEFITS AND INCENTIVE PLANS

At September 30, 2000, the Company has reserved 375,642 shares of common stock for a non-qualified stock option plan and 18,462 shares of ungranted restricted common stock reserved for employees and directors. With respect to options, which have not been granted, the option exercise price cannot be less than the fair market value of the underlying common stock as of the date of option grant, and the maximum term cannot exceed ten years. At September 30, 2000 there were 325,280 stock options outstanding. The Company granted options to purchase 15,500 shares of common stock with an exercise price of $9.75 to officers on August 22, 2000.

The following is a summary of stock option activity:

                                                 SHARES             OPTION
                                                 UNDER             PRICE PER
                                                 OPTION              SHARE
                                                -------         ----------------
Outstanding at June 30, 2000..............      279,480         $ 4.00 - $ 14.63
    Granted...............................       15,500                   $ 9.75
                                                -------         ----------------
Outstanding at September 30, 2000.......        294,980         $ 4.00 - $ 14.63


The Board of Directors approved the grant of 30,300 performance based stock options, effective September 28, 2000. These stock option grants provide the CEO and the COO of the Company, as well as the four outside directors, an opportunity to buy up to a specified number of shares of the Company if certain performance levels are reached for the periods ended June 30, 2001, 2002 and 2003. These options have 10-year terms, but only vest if the target performance is met for a period. If a performance target is met in the second or third year of the plan, previously unvested options for the years in which performance targets were not met, also vest.

The options have an exercise price equal to 100% of the market value on the date of grant. These options will be accounted for as variable plan options and compensation expense will be recorded based upon the difference in the market value and the exercise price of the stock on the date on which the options vest. No compensation expense was accrued for the three months ended September 30, 2000.

A summary of the status of the Company's performance-based stock option plans as of September 30, 2000 and the changes during the year ended is presented below:


Performance Options:

                                                        SHARES       WEIGHTED-
                                                        UNDER        AVERGAGE
                                                        OPTION    EXERCISE PRICE
                                                        ------    --------------
Outstanding at June 30, 2000...................             --
    Granted....................................         30,300       $ 10.688
                                                        ------       --------

Outstanding at September 30, 2000..............         30,300       $ 10.688

Options Exercisable at September 30, 2000......             --

Weighted-average Remaining Contractual Life
   (in Years)..................................             10


(4)  EARNINGS PER SHARE

Basic earnings per share of common stock for the three months ended September 30, 2000 and September 30, 1999 have been computed by dividing net income for the period by the weighted average number of shares of common stock reduced by ungranted restricted stock and uncommitted ESOP shares. Diluted earnings per share is calculated by dividing net income by the sum of the weighted average shares used in the basic earnings per share calculation plus the effect of dilutive stock options. The effect of dilutive stock options is calculated using the treasury stock method. The computation of earnings per share is as follows:

                                                For the Three Months          For the Three Months
                                                Ended Sept. 30, 2000          Ended Sept. 30, 1999
                                             --------------------------    --------------------------
                                                Basic         Diluted         Basic         Diluted
                                             -----------    -----------    -----------    -----------
Weighted average common shares outstanding     2,563,241      2,563,241      2,787,071      2,787,071
Ungranted restricted stock ...............       (18,462)       (18,462)       (18,462)       (18,462)
Uncommitted ESOP shares ..................       (84,333)       (84,333)      (107,525)      (107,525)
Common stock equivalents due to
   dilutive effect of stock options ......          --           72,755           --           82,779
                                             -----------    -----------    -----------    -----------

Total weighted average common shares
   and equivalents outstanding ...........     2,460,446      2,533,201      2,661,084      2,743,863
                                             ===========    ===========    ===========    ===========
   Net income for period .................   $   572,000    $   572,000    $   755,000    $   755,000
   Earnings per share ....................   $      0.23    $      0.23    $      0.28    $      0.28
                                             ===========    ===========    ===========    ===========

(5)  COMMITMENTS AND CONTINGENCIES

Commitments to originate mortgage loans of $2.0 million at September 30, 2000 represent amounts which the Bank expects to fund during the quarter ending December 31, 2000. The fair value of commitments to originate mortgage loans is not material. There were no commitments to sell fixed-rate mortgage loans at September 30, 2000. The Bank had unissued credit under existing home equity line-of-credit loans and credit card lines of $12.7 million and $6.2 million, respectively, as of September 30, 2000. Also, the Bank had unused credit under existing commercial line-of-credit loans of $1.7 million at September 30, 2000. The Bank had no commitments to purchase fixed-rate mortgage related securities as of September 30, 2000.


(6)  REGULATORY CAPITAL ANALYSIS

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). As of September 30, 2000, management believes that the Bank meets all capital adequacy requirements to which it is subject.

As of September 30, 2000, the Bank is well capitalized as defined by regulatory standards. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank's category.

The Bank's actual capital amounts and ratios are presented in the tables below.

                                                                                            TO BE WELL
                                                                                           CAPITALIZED
                                                                                           UNDER PROMPT
                                                                      FOR CAPITAL           CORRECTIVE
                                                    ACTUAL         ADEQUACY PURPOSES     ACTION PROVISIONS
                                               ----------------    -----------------     -----------------
                                               AMOUNT     RATIO     AMOUNT     RATIO     AMOUNT      RATIO

                                                                (DOLLARS IN THOUSANDS)

As of September 30, 2000:
Tier I Capital Leverage (to Average Assets):
  Consolidated .............................   $35,323     6.84%    $15,483     3.00%       N/A        N/A
  West Allis Savings Bank ..................    34,693     6.73      15,459     3.00     25,766       5.00
Tier I Capital (to Risk-Weighted Assets):
  Consolidated .............................    35,323     9.85      14,339     4.00        N/A        N/A
  West Allis Savings Bank ..................    34,693     9.67      14,353     4.00     21,568       6.00
Total Capital (to Risk-Weighted Assets):
  Consolidated .............................    38,503    10.74      28,677     8.00        N/A        N/A
  West Allis Savings Bank ..................    37,873    10.55      28,706     8.00     35,946      10.00


As a state-chartered savings bank, the Bank also is subject to a minimum regulatory capital requirement of the State of Wisconsin. At September 30, 2000, on a fully-phased-in basis of 6.0%, the Bank had actual capital of $36,863,000 with a required amount of $31,049,000, for excess capital of $5,814,000. There is no requirement to calculate the amount to be well capitalized under prompt corrective action provisions on a consolidated basis.

(7)  LOANS RECEIVABLE

Loans receivable are summarized as follows:

                                                  SEPT. 30, 2000              JUNE 30, 2000
                                              -----------------------     -----------------------
                                                                 (IN THOUSANDS)
                                                                                                       Increase
                                                Amount       Percent        Amount       Percent      (Decrease)
                                              ---------     ---------     ---------     ---------     ----------
Real estate mortgage loans:
    Residential one-to-four family ........   $ 181,318         44.9%     $ 186,276         45.1%     ($  4,958)
    Home equity ...........................      21,886          5.4%        21,758          5.3%           128
    Residential multi-family ..............      43,576         10.8%        41,751         10.1%         1,825
    Commercial real estate ................      86,655         21.4%        86,521         21.0%           134
    Residential construction ..............      18,270          4.5%        21,284          5.1%        (3,014)
    Other construction and land ...........      24,586          6.1%        27,179          6.6%        (2,593)
                                              ---------     ---------     ---------     ---------     ---------
       Total real estate mortgage loans....     376,291         93.1%       384,769         93.2%        (8,478)

Consumer-related loans:
    Automobile ............................         255          0.1%           262          0.1%            (7)
    Credit card ...........................       2,107          0.5%         2,112          0.5%            (5)
    Other consumer loans ..................         777          0.2%           853          0.2%           (76)
                                              ---------     ---------     ---------     ---------     ---------
       Total consumer-related loans .......       3,139          0.8%         3,227          0.8%           (88)
                                              ---------     ---------     ---------     ---------     ---------

Commercial loans ..........................      24,725          6.1%        24,589          6.0%           136
                                              ---------     ---------     ---------     ---------     ---------
       Gross loans ........................     404,155        100.0%       412,585        100.0%     ($  8,430)

Accrued interest receivable ...............       1,907                       2,031

Less:
    Undisbursed portion of loan proceeds...     (13,151)                    (18,589)
    Deferred loan fees ....................        (600)                       (630)
    Deferred interest on sale of REO ......         (60)                        (61)
    Deferred gain on sale of REO ..........         (57)                        (58)
    Unearned interest .....................        (307)                       (313)
    Allowances for loan losses ............      (3,181)                     (3,201)
                                              ----------                  ---------
                                              $ 388,706                   $ 391,764
                                              ==========                  =========


Loans serviced for investors totaled $49.2 million and $48.6 million at September 30, 2000 and June 30, 2000, respectively.

(8)  NOTES PAYABLE AND OTHER BORROWINGS

Notes payable and other borrowings are summarized as follows (dollars in thousands):

                                            SEPT. 30, 2000           JUNE 30, 2000
                                         --------------------    --------------------
                                                     WEIGHTED                WEIGHTED
                                                     AVERAGE                 AVERAGE
                             MATURITY     AMOUNT       RATE       AMOUNT       RATE
                             --------    --------    -------     --------    -------
Advances from
Federal Home Loan Bank.....    2000      $     --        --%     $  5,000      6.60%
                               2001         3,000      5.91         3,000      5.91
                               2002         5,000      6.43         5,000      6.43
                               2003        13,030      6.12         3,030      5.59
                               2004        45,000      6.00        50,000      5.63
                               2005        45,000      6.15        35,000      6.03
                               2007         6,500      6.03         6,500      6.52
                               2008         5,000      4.35         5,000      4.35
                                         --------      ----      --------      ----
                                         $122,530      6.02%     $112,530      5.83%
                                                       =====                   =====
Open line of credit
  With Wells Fargo Bank....    2001      $  1,000      7.88%     $  1,000      7.88%

Securities sold under
  Agreements to repurchase     2000         9,240      5.87        18,510      6.24%
                                         --------                --------
                                         $132,770                $132,040
                                         ========                ========



FHLB advances totaled $122.5 million, or 92.3%, and $112.5 million, or 85.2%, of total borrowings at September 30, 2000 and June 30, 2000, respectively. Certain advances are callable by the FHLB. Advances callable within one year amount to $70.0 million at September 30, 2000 and June 30, 2000. The Company is required to maintain as collateral unencumbered one-to-four family mortgage loans in its portfolio such that the outstanding balance of FHLB advances does not exceed 60% of the book value of this collateral. The Company had delivered mortgage-backed securities with a carrying value of $37.3 million and $38.7 million at September 30, 2000 and June 30, 2000, respectively. In addition, all FHLB advances are collateralized by all Federal Home Loan Bank stock and are subject to prepayment penalties. The Company's unused advance line with the Federal Home Loan Bank was $17.1 million based upon collateral pledged at September 30, 2000. FHLB variable rate term borrowings consist of $5.0 million tied to the one-month LIBOR index.

The Company enters into sales of mortgage-backed securities with agreements to repurchase identical securities (reverse repurchase agreements) and substantially identical securities (dollar reverse repurchase agreements). These transactions are treated as financings with the obligations to repurchase securities reflected as a liability. The dollar amount of securities underlying the agreements remains in the asset accounts. The securities underlying the agreements are delivered to the counterparty's account. Securities sold under agreements to repurchase were $9.2 million and $18.5 million at September 30, 2000 and June 30, 2000, respectively.

The Company has a line of credit facility with a third party lender that was originated in fiscal 2000. The line of credit provides the holding company with a source of funding to acquire commercial real estate loans and to make further capital investment in the Bank. The line of credit has a variable rate tied to the Federal Funds rate.

(9)  EMPLOYEE STOCK OWNERSHIP PLAN

The Company has an employee stock ownership plan (ESOP) covering all full-time employees of the Company who have attained age 21 and completed one year of service during which they work at least 1,000 hours. The ESOP initially borrowed $1.0 million from the Company and purchased 253,000 common shares issued in connection with the Bank's conversion from mutual to stock form in 1993 (Conversion). The debt bears a variable interest rate based on the borrower's prime lending rate which was 9.5% at September 30, 2000. The balance of this loan was $404,800 and $506,000 at September 30, 2000 and 1999, respectively. The Bank makes annual contributions to the ESOP equal to the ESOP's debt service. All dividends received by the ESOP are paid to the ESOP cash accounts. As the debt is repaid, shares are released from collateral and allocated to active employees, based on the proportion of debt service paid in the year. The Company accounts for its ESOP in accordance with Statement of Position 93-6. Accordingly, the debt of the ESOP is recorded as debt and the shares pledged as collateral are reported as unearned ESOP shares in the statement of financial position. As the shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares. The excess of the current market price of shares released over the cost of those shares is credited to additional paid-in-capital. As shares are released, they become outstanding for earnings-per-share computations. Dividends on allocated ESOP shares are recorded as a reduction of shareholders' equity; dividends on unallocated ESOP shares are recorded as compensation expense. ESOP compensation expense for the three months ended September 30, 2000 and 1999 was $79,000 and $98,000, respectively.

The following is a summary of ESOP shares at September 30, 2000 and 1999:

                                                                 Shares
                                                        ------------------------
                                                           2000          1999
                                                        ----------    ----------
Allocated shares ...................................       136,675       114,988
Unreleased shares ..................................        83,309       107,441
                                                        ----------    ----------
Total ESOP shares ..................................       219,984       222,429
                                                        ==========    ==========
Fair value of unreleased shares at September 30, ...    $  890,000    $1,179,000
                                                        ==========    ==========

(10)  ACCOUNTING FOR DERIVATIVE INVESTMENTS AND HEDGING ACTIVITIES

During the fiscal year ended June 30, 2000, the Company entered into interest rate caps with a notional amount of $75.0 million with maturity dates ranging from June 14, 2001 to January 3, 2002. The interest rate caps are carried at fair market value of $23,000 and $166,000 in the Consolidated Statement of Financial Condition at September 30 and June 30, 2000, respectively. The change in the time value of the interest rate caps is included in expense for the quarter and the change that relates to the difference in fair value of the interest rate caps is recorded as Other Comprehensive Income(Loss). At September 30, 2000, the Company continued to designate these caps as a cash flow hedge of the interest rate risk on short-term wholesale certificates of deposit which renew every 90 days and are indexed to the 3-month LIBOR. The caps are tied to the 3-month LIBOR interest rate with a 7% strike rate. Cash payments will be received by the Company if the 3-month LIBOR exceeds 7%.

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

At September 30, 2000, the interest rate caps are the only derivative instruments used by the Company to manage interest rate risk. The Company's derivative activities are monitored by its Asset Liability Committee as part of that Committee's oversight of risk management and asset/liability functions.

                       LEDGER CAPITAL CORP. AND SUBSIDIARY

      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


FORWARD-LOOKING STATEMENTS

When used in this Quarterly Report on Form 10-Q or future filings with the Securities and Exchange Commission, in annual reports or press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, various words or phrases are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include words and phrases such as: "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," "intends to" or similar expressions. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors could affect the Company's financial performance and could cause actual results for future periods to differ materially from those anticipated or projected. Such factors include, but are not limited to: (i) general market rates, (ii) general economic conditions, (iii) legislative/regulatory changes, (iv) monetary and fiscal policies of the U.S. Treasury and Federal Reserve, (v) changes in the quality or composition of the Company's loan and investment portfolios, (vi) demand for loan products, (vii) deposit flows, (viii) competition, (ix) demand for financial services in the Company's markets, and (x) changes in accounting principles, policies or guidelines.

The Company does not undertake and specifically disclaims any obligation to update any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.


GENERAL

Ledger Capital Corp. (the "Company") is a holding company incorporated under the laws of the State of Wisconsin and is engaged in the financial services business through its wholly-owned subsidiary, Ledger Bank, S.S.B. (the "Bank"), a Wisconsin state-chartered stock savings bank headquartered in Milwaukee, Wisconsin. The Company's initial public offering was consummated in December 1993, and the Company acquired all of the outstanding common stock of the Bank issued in the mutual to stock conversion of the Bank (the "Conversion") on December 30, 1993.

The Company's primary strategy since the Conversion through fiscal 2000 has been to focus on effectively utilizing the capital acquired in the Conversion to fund asset growth and asset portfolio diversification into higher-yielding assets. This strategy resulted in an increase in the Company's asset size from $179.6 million at June 30, 1994 to $513.9 million at September 30, 2000. The Company's asset growth has come primarily through (i) the origination and purchase of mortgage loans (principally loans secured by one-to-four family owner-occupied homes) within and outside of the Company's primary lending area, (ii) the purchase of mortgage-backed and related securities, and (iii) the origination and purchase of commercial real-estate and business loans within and outside of the Company's primary lending area. This asset growth was funded through significant increases in Federal Home Loan Bank ("FHLB") advances and other borrowings, and increases in deposits consisting primarily of brokered and non-brokered wholesale deposits.

The Company's asset portfolio diversification has been achieved by altering the composition of loans and securities originated, purchased, sold and held in the total asset portfolio. In particular, the Company has focused on originating and purchasing higher-yielding non-conforming one-to-four family, multi-family, commercial real estate and commercial business loans secured by properties or assets located within the Company's primary lending area (as defined herein) and outside of the Company's primary lending area, to either replace or supplement lower-yielding one-to-four family mortgage loans and principal run-off from the mortgage securities portfolio. For the three months ended September 30, 2000, the Company originated and purchased loans or participation interests (loan production) totaling $31.4 million and $5.4 million, respectively (total loan production of $36.8 million), as compared to the three months ended September 30, 2000 when originated and purchased loans and participation interests totaled $32.0 million and $46.5 million, respectively (total loan production of $78.5 million). Approximately $5.4 million and $45.0 million of the Company's total loan production related to properties or business assets located outside of the Company's primary lending area in the three months ended September 30, 2000 and 1999, respectively.

The Company has substantially completed its strategy of utilizing the capital acquired in the Conversion to fund asset growth and asset portfolio diversification into higher-yielding assets. In fiscal 2001, the Company does not intend to significantly grow in asset size from $519.6 million at June 30, 2000. Under FDIC regulatory capital adequacy guidelines, the Bank must maintain certain amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations) in order to maintain its status as a well-capitalized institution. As of June 30, 2000 and September 30, 2000, the Bank was fully-leveraged from a risk-based capital standpoint, with a ratio of total capital to risk-weighted assets of 10.34% and 10.54%, respectively (with a required ratio of 10%). See Note 6 to the Company's Notes to Consolidated Financial Statements. Therefore, in fiscal 2001, in order to maintain its well-capitalized status, the Bank will only be able to increase its asset base to the extent of net retained earnings.

The Company intends to continue to maximize the yield on its loan portfolio in fiscal 2001 by maintaining the portfolio percentage composition of higher-yielding non-conforming one-to-four family, multi-family, commercial real estate and commercial business loans and selling substantially all of its current year lower-yielding one-to-four family mortgage loans originated. The Company projects that total loan production will be approximately $200 million in fiscal 2001 compared to $259.3 million in fiscal 2000. The Company anticipates that approximately half of its total loan production in fiscal 2001 will be generated from the purchase of loans secured by properties located outside of its primary market area. A significant portion of out-of-market purchases are expected to relate to non-conforming one-to-four family mortgage loans, multi-family and commercial real-estate loans.

The Company intends to evaluate the benefits of converting the Bank from a state thrift charter to a state bank charter in 2001. Under regulations established for state savings banks by the Wisconsin Department of Financial Institutions ("DFI"), the Bank is limited in the amount of commercial real estate and commercial business loans it can hold in its loan portfolio. The DFI approved limit for the Bank was 30% of the Bank's total asset base at September 30, 2000 and June 30, 2000. At September 30, 2000, the Bank had $136.0 million of such loans in its portfolio, representing 26.4% of the Bank's total asset base of $514.3 million. At June 30, 2000, the Bank had $138.3 million of such loans in its portfolio, representing 26.6% of the Bank's asset base of $520.0 million. The Company projects that the percentage of total assets represented by commercial real estate and commercial business loans will not increase significantly in fiscal 2001 as a substantial portion of these new originations and purchases are expected to be sold in the secondary market. Thus, while management believes that this regulatory limit is currently sufficient to meet the Bank's business strategy in fiscal 2001, the Company intends to evaluate whether a state bank charter would provide more lending flexibility.

The Company intends to begin the process of increasing the level of core retail deposits relative to brokered and non-brokered wholesale deposits which is expected to reduce the overall cost of liabilities for the Company. This process began in fiscal 2001 with the change of the name of the bank to Ledger Bank, S.S.B. from West Allis Savings Bank, and will continue with the opening of a new full-service banking center in Glendale, Wisconsin, implementing a proactive internal sales culture, and by offering an internet-only deposit product.

The Company changed its bank name from West Allis Savings Bank to Ledger Bank, S.S.B. during the second quarter of fiscal 2001. The new name, Ledger Bank, S.S.B., was strategically selected to pay tribute to the Bank's 81-year old heritage as a trustworthy, solid community bank and to act as a vehicle to demonstrate the Bank's commitment to future growth. The Company believes the new name will enable it to create a differentiated, customer-focused, financial services brand in the market. The new name became official on October 26, 2000, the day following the Company's annual meeting of shareholders, with a local media and promotional campaign. The Company believes the new name will help enhance the Bank's growth plans to increase its market share around each current branch office, opening a new full-service banking center as well as the ongoing sales efforts of its residential lending officers and business loan officers throughout southeastern Wisconsin. The Company intends to support the new name and enhanced brand identity through increased marketing expenditures in fiscal 2001.

A new full-service banking center in Glendale, Wisconsin is expected to be operating during the third quarter of fiscal 2001. This north shore location currently serves as the executive and administrative headquarters for the Company and Bank. Location-specific market research was conducted during fiscal 2000 by a third party company, placing this site as one of the top five locations for attracting core deposit balances in Milwaukee County. The full-service banking center will offer traditional deposit products and services, discount brokerage services, and mortgage, consumer and commercial business lending services. The Company expects to incur significant non-interest expenses in connection with opening the new banking center.

During fiscal 2001, the Company also intends to generate additional non-interest income from existing and new revenue sources. This is expected to be accomplished by (i) continuing to generate commercial lending and deposit activities through the commercial lending division, (ii) increasing fee income opportunities within the residential mortgage lending division through the sale of one-to-four family mortgage loans and referral of subprime mortgage loans,
(iii) increasing fees from its insurance subsidiary, Ledger Investment Services, Inc., and (iv) expanding commercial mortgage banking activities during fiscal 2001.

In fiscal 2001, the Company intends to continue pursuing commercial lending activities through its commercial banking division as another source of additional fee income and higher-yielding assets. The focus of the Company's commercial division will be the origination and purchase of small business loans and leases, as well as the acquisition of business deposits. During fiscal 2000, the Company originated and purchased $158.2 million of multi-family, commercial real estate, multi-family construction, commercial construction and commercial business loans, lines of credit and leases, of which $80.9 million were purchases and $77.3 were originations. Management currently projects that the commercial lending division will significantly decrease its origination and purchase activity (by approximately 50%) during fiscal 2001 in order to maintain a minimal growth rate in the Company's asset base. The Company also expects increased fee income from the commercial banking division resulting from a growth in business deposit relationships.

During the balance of fiscal 2001, the Company also intends to increase its non-interest income by expanding the secondary marketing activities of its residential mortgage division, generating additional fee income through the sale of mortgage credit and life insurance, and through the referral of subprime mortgage loans to a third party lender. The Company expects one-to-four family mortgage loan originations to increase despite the generally higher level of market interest rates due to increased marketing activities and expansion of our retail banking centers. It is currently anticipated that substantially all of the 30-year fixed rate conforming one-to-four family mortgage loans originated in fiscal 2001 will be sold in the secondary market resulting in income from gains on loans sold.

The Company expects its insurance subsidiary, Ledger Investment Services, Inc., to generate additional fee income in fiscal 2001 from the sale of securities, mutual funds, annuities and life insurance products by licensed investment brokers. The Company attributes the projected growth in fee income to the overall business strategy of adding a new retail banking center and the implementation of a proactive sales culture in fiscal 2001.

During fiscal 2001, the Company also intends to generate non-interest income by leveraging its existing commercial lending capabilities through the origination, selling and servicing of commercial real estate mortgages on a national basis, with primary concentration in the southwest and western regions of the country. While the Company primarily expects to originate and purchase commercial real estate mortgages on a national basis, it also may originate and purchase loans or participation interests in loans secured by multi-family real estate and commercial business assets. The new commercial mortgage banking operation, Ledger Financial, Inc. ("LFI"), will be a wholly-owned subsidiary of the Company. LFI will originate loans from a third party commercial real-estate broker on a non-exclusive basis and act as the lender of record until the loan is sold without recourse, generally within 45 days of the loan closing. LFI will retain the servicing rights to these loans and receive a servicing fee. The Company estimates that during fiscal 2001 LFI will originate, sell and service approximately $50 - $100 million of commercial real estate mortgage loans on a national basis, with primary concentration in the southwest and western regions of the country. During the three months ended September 30, 2000 LFI did not originate, sell or service any loans. LFI revenues, generated primarily through the collection of originating and servicing fees, are projected to be approximately $150,000 - $300,000 in fiscal 2001. The primary benefit of the expansion of the Bank's commercial lending activities is to gain economies of scale through the ability to leverage existing staff, expertise level, overhead and infrastructure in order to increase fee income without a significant incremental increase in expenses.

The Company expects to incur significant increases in non-interest expense as a result of implementing its strategic business plan in fiscal 2001. In addition, the Company's negative interest rate gap position (37.6% at September 30, 2000) will likely reduce net income in the event of an increase in market interest rates. To mitigate the Company's exposure to rising interest rate levels, the Company intends to decrease its negative interest rate gap position by lengthening the maturities of its wholesale funding sources (wholesale brokered CDs and FHLB advances). The Company also may implement hedging strategies involving derivative financial instruments such as options and interest rate swaps during fiscal 2001. See "Management's Discussion and Analysis of Financial Condition - Asset/Liability Management." As a result of the projected expense increases and narrowing of interest margin due to the gap position and the generally higher level of interest rates, the Company expects net income in fiscal 2001 to fall below reported net income for 2000. Despite the projected decline in net income, the Company believes the strategic benefits of the expanded sales and branch activities will have a long-term positive impact on the Company's results of operations and franchise value.


LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds are retail and wholesale brokered deposits, proceeds from principal and interest payments on loans, principal and interest payments on mortgage-backed and related securities, FHLB-Chicago advances and reverse repurchase agreements. Alternative funding sources are evaluated and utilized based upon factors such as interest rates, availability, maturity, administrative costs and retention capability. Although maturity and scheduled amortization of loans are predictable sources of funds, deposit flows, mortgage prepayments and prepayments on mortgage-backed and related securities are influenced significantly by general interest rates, economic conditions and competition. Mortgage loans and mortgage securities prepayments increased in fiscal 1999 overall as interest rates declined significantly during the first half of the fiscal year before increasing in the last half of the fiscal year. As a result of the upward trend in interest rates that extended through most of fiscal 2000, mortgage loan and mortgage securities prepayments and gain on sales of loans have decreased compared to the fiscal 1999 period. Interest rates have decreased slightly during the three months ended September 30, 2000 producing an increase in gains on the sales of loans for the period.

The primary investing activity of the Company is the origination and purchase of loans and the purchase of mortgage-backed and related securities. For the three months ended September 30, 2000, the Company originated and purchased loans totaling $31.3 million and $5.4 million, respectively, as compared to the three months ended September 30, 1999 when originated and purchased loans totaled $32.0 million and $46.5 million, respectively. Purchases of mortgage-backed and related securities held-to-maturity for the three months ended September 30, 2000 and 1999 totaled $0 and $3.9 million, respectively. There were no purchases of investment securities held-to-maturity for the three months ended September 30, 2000 and 1999.

For the three months ended September 30, 2000 and 1999, these activities were funded primarily by principal repayments on loans of $34.2 million and $31.0 million, respectively; principal repayments on mortgage-backed and related securities of $2.8 million and $16.2 million, respectively; proceeds from the sale of mortgage loans of $8.9 million and $4.6 million, respectively; net proceeds from notes payable to the FHLB-Chicago of $0 and $21.5 million, respectively; and a net increase in deposits of $31.1 million during the 1999 period. There were no purchases of securities available-for-sale for the three months ended September 30, 2000, compared to purchases of $29.8 million and sales of $11.5 million for the three months ended September 30, 1999. There were no purchases or sales of trading securities for the three months ended September 30, 2000 and 1999.

The Company is required to maintain minimum levels of liquid assets under the regulations of the Wisconsin Department of Financial Institutions, Division of Savings and Loan for state-chartered stock savings banks. Savings banks are required to maintain an average daily balance of liquid assets (including cash, certain time deposits, certain bankers acceptances, certain corporate debt securities, securities of certain mutual funds and specified United States government, state or federal agency obligations) of not less than 8.0%. The Company's liquidity ratio was 11.10% at September 30, 2000. The Company adjusts its liquidity levels to meet various funding needs and to meet its asset and liability management objectives.

The Company's most liquid assets are cash and cash equivalents, which include investments in highly-liquid, short-term investments. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. At September 30, 2000 and June 30, 2000, cash and cash equivalents were $14.3 million and $16.6 million, respectively. The decrease in cash and cash equivalents was due to a decrease in deposits.

Liquidity management for the Company is both an ongoing and long-term function of the Company's asset/liability management strategy. Excess funds generally are invested in short-term investments such as federal funds or overnight deposits at the FHLB-Chicago. Whenever the Company requires funds beyond its ability to generate them internally, additional sources of funds are available and obtained from the wholesale brokered and non-brokered market as well as the unused credit line from the FHLB-Chicago (subject to the Board-imposed and regulatory limitations discussed herein), and funds also may be available through reverse repurchase agreements wherein the Company pledges investment, mortgage-backed or related securities. The Company maintains a federal funds open line of credit in the amount of $10.0 million with a correspondent bank which does not require the direct pledging of any assets and could be used to replace a portion of its interest rate sensitive liabilities such as borrowings and deposits should such funding sources become difficult to obtain or retain due to an adverse interest rate environment. Also, during the three months ended September 30, 2000, the Company secured an additional $10.0 million federal funds open line of credit with a separate correspondent bank. In addition, the Company maintains a relatively high level of liquid assets, such as investment securities and mortgage-backed and related securities available-for-sale, in order to insure sufficient sources of funds are available to meet the Company's liquidity needs.

At September 30, 2000, retail and wholesale certificates of deposit totaled $57.3 million and $216.1 million, respectively. Management believes that a significant portion of its retail deposits will remain with the Company and, in the case of wholesale brokered deposits, may be replaced with similar type accounts should the level of interest rates change. However, in the event of a significant increase in market interest rates, the cost of obtaining replacement wholesale deposits and FHLB advances would increase as well.

The Bank's Board of Directors has set a maximum limitation of total borrowings equal to 32% of total assets. The internal limitation is 3% below the allowable borrowing limit (for all borrowings including FHLB advances and reverse repurchase agreements) of 35% of total assets established by the FHLB-Chicago. At September 30, 2000, FHLB advances totaled $123.5 million or 24.0% of the Bank's total assets. At September 30, 2000, securities sold under agreements to repurchase were $9.2 million or 1.8% of the Bank's total assets. At September 30, 2000, the Bank had unused borrowing authority under the borrowing limitations established by the Board of Directors of $31.2 million and $46.6 million under the FHLB total asset limitation. The Bank has and intends to continue to fund asset growth in fiscal 2001 through modest increases in FHLB advances, and maintain the 3% excess borrowing cushion through modest increases in FHLB advances and reverse repurchase agreements.

The Company has various unfunded commitments at September 30, 2000 which represent amounts the Company expects to fund during the quarter ended December 31, 2000. For a summary of such commitments, see discussion under footnote (4) "Commitments and Contingencies" contained in the section entitled, "Notes to Consolidated Financial Statements." The Company anticipates it will have sufficient funds available to meet its current loan commitments, including loan applications received and in process to the issuance of firm commitments.

CHANGE IN FINANCIAL CONDITION

Total assets decreased $5.7 million, or 1.1%, from $519.6 million at June 30, 2000 to $513.9 million at September 30, 2000. This decrease is primarily reflected in a decrease in loans receivable, cash and cash equivalents, mortgage-backed and related securities available-for-sale and deposits. Cash and cash equivalents were $14.3 million and $16.6 million at September 30, 2000 and June 30, 1999, respectively. The decrease in cash and cash equivalents was due to a decrease in deposits.

Loans receivable decreased to $388.7 million at September 30, 2000 compared to $391.8 million at June 30, 2000. The decrease in loans receivable at September 30, 2000 as compared to June 30, 2000 is primarily the result of management's decision to decrease the level of loans purchased to increase the Bank's ratio of total capital to risk-weighted assets. At September 30, 2000, the ratio of total capital to risk-weighted assets was 10.54% as compared to 10.34% at June 30, 2000.

Total mortgage loans originated and purchased amounted to $36.8 million ($5.4 million of which were purchased mortgage loans) and $78.5 million ($46.5 million of which were purchased mortgage loans) for the three months ended September 30, 2000 and 1999, respectively. At September 30, 2000, the multifamily and commercial components of the Company's loan portfolio totaled $179.5 million, or 44.4% of the total loan portfolio, compared to $144.2 million, or 40.4% of the total loan portfolio at September 30, 1999.

During the three months ended September 30, 2000, the Company did not originate or purchase non-conforming one-to-four family mortgage loans as compared to the three months ended September 30, 1999 when the Company purchased $26.4 million in non-conforming one-to-four family mortgage loans. Of the $31.4 million in loans originated during the three months ended September 30, 2000, $10.7 million were conforming one-to-four family mortgage loans, $10.1 million were commerical business loans, $3.2 million were home equity loans, $3.1 million were multi-family mortgage loans, $2.9 million were commercial real estate loans and $1.4 million were consumer-related loans. The increase in commercial business loans originated for the three months ended September 30, 2000 as compared to the comparable 1999 period reflects a significant increase in the refinance of commercial business loans during the 2000 period. Of the $5.4 million in loans purchased during the three months ended September 30, 2000, all were commercial real estate loans purchased outside of the Company's primary lending area.

Of the $32.0 million in loans originated during the three months ended September 30, 1999, $11.9 million were conforming one-to-four family mortgage loans, $6.7 million were multi-family mortgage loans, $6.3 million were commercial real estate loans, $2.9 million were commerical business loans, $2.8 million were home equity loans and $1.4 million were consumer-related loans. Of the $46.5 million in loans purchased during the three months ended September 30, 1999, $26.4 million were non-conforming one-to-four family mortgage loans purchased outside of the primary lending area, $11.7 million were commercial real estate loans purchased outside of the primary lending area, $4.9 million were multi-family mortgage loans purchased outside of the primary lending area, $1.5 million were commercial real estate loans purchased inside of the primary lending area, $1.5 million were commercial business loans purchased outside of the primary lending area and $500,000 was a land loan purchased outside of the primary lending area.

Sales of fixed-rate mortgage loans totaled $8.9 million and $4.6 million for the three months ended September 30, 2000 and 1999, respectively. The increase in the sales of fixed-rate mortgage loans is due to management's intent to sell a greater number of these loans originated in the three months ended September 30, 2000 as compared to September 30, 1999.

Securities available-for-sale decreased to $73.1 million at September 30, 2000 compared to $74.3 million at June 30, 2000. Mortgage-backed and related securities available-for-sale decreased to $34.3 million at September 30, 2000 compared to $35.9 million at June 30, 2000. Securities held-to-maturity decreased to $14.2 million at September 30, 2000 compared to $15.0 million at June 30, 2000. The decrease in securities available-for-sale and securities held-to-maturity was the result of not replacing the principal repayments with purchased securities.

Deposits decreased $10.0 million to $335.3 million at September 30, 2000 from $345.3 million at June 30, 2000. The decrease in deposits was primarily due to the Company's decrease in originated and purchased loans during the three months ended September 30, 2000. Brokered certificates of deposit totaled $204.8 million at September 30, 2000, representing 61.1% of total deposits as compared to $216.2 million, or 62.6% of total deposits, at June 30, 2000. Non-brokered wholesale deposits totaled $11.2 million at September 30, 2000, representing 3.3% of total deposits as compared to $14.2 million, or 4.1% of total deposits at June 30, 2000. Deposits are the Company's primary source of externally generated funds. The level of deposits is heavily influenced by such factors as the general level of short- and long-term interest rates as well as alternative yields that investors may obtain on competing investment securities such as money market mutual funds.

FHLB-Chicago advances increased to $123.5 million at September 30, 2000 compared to $112.5 million at June 30, 2000. Securities sold under agreements to repurchase decreased to $9.2 million at September 30, 2000 compared to $18.5 million at June 30, 2000. The Company has increased its use of FHLB-Chicago advances and decreased its use of securities sold under agreements to repurchase as a cost efficient way to increase the maturity of the Company's liabilities and improve the Company's negative interest rate gap.


ASSET/LIABILITY MANAGEMENT

The Company closely monitors interest rate risk in an attempt to manage the extent to which net interest income is significantly affected by changes in market interest rates. In managing the Company's interest rate risk during the three months ended September 30, 2000, the Company utilized FHLB advances to lenghten the maturity of it's interest costing liabilities due primarily to the attractive rates offered on FHLB advances as compared to retail and wholesale deposits. During the three months ended September 30, 2000 the Company did not increase it's use of derivative securities to hedge it's negative interest rate gap. For a summary of derivative securities activities, see discussion under footnote (9) "Accounting for Derivative Investments and Hedging Activities" contained in the section entitled, "Notes to Consolidated Financial Statements". At September 30, 2000, the Company's estimated cumulative one-year gap between assets and liabilities was a negative 37.6% of total assets as compared to a negative 41.1% at June 30, 2000.

The decrease in the Company's negative one-year gap reflects the increased use of longer-term maturity FHLB advances to fund the asset base. Beginning in January 2000 and in conjunction with the increased negative gap position of the Company, management with the approval of the Board of Directors has started to manage the interest rate risk on the Company's short-term wholesale certificates of deposit using interest rate caps to limit the Company's exposure to rising interest rates. See Footnote (9) "Accounting for Derivative Investments and Hedging Activities" for discussion of the caps. At September, 2000, the notional amount of the interest rate caps was $75 million with maturity dates of June 14, 2001 and January 3, 2002. The interest rate caps are tied to the 3-month LIBOR interest rate with a 7.0% strike rate. Payments will be received by the Bank if the 3-month LIBOR increases over the 7.0% strike rate. The unamortized cost and fair value of the interest rate caps was $23,000 and $166,000 at September 30, 2000 and June 30, 2000, respectively, and is recorded as an other asset in the Consolidated Statement of Financial Condition. The change in the time value of the caps of $51,000 was recognized in Interest Expense in the Consolidated Statements of Income and the change in fair value of $92,000 was recognized as a compenent of Accumulated Other Comprehensive Loss for the three months ended September 30, 2000. There are certain risks associated with interest rate caps, including the risk that the counterparty may default and that there may not be an exact correlation between the indices on which the interest rate cap agreements are based and the terms of the hedged liabilities. In order to offset these risks, the Company generally enters into interest rate cap agreements only with nationally recognized securities firms and monitors the credit status of counterparties, the level of collateral for such caps and the correlation between the hedged liabilities and the indices utilized.

During periods of rising interest rates, a negative interest rate sensitivity gap would tend to negatively affect net interest income, while a positive interest rate sensitivity gap would positively affect net income. Notwithstanding, the potential positive effect of the Company's one-year gap position during periods of falling interest rates, the Company could experience substantial prepayments of its fixed rate mortgage loans and mortgage-backed and related securities, which would result in the reinvestment of such proceeds at market rates which would be lower than the then current rates.

ASSET/LIABILITY MANAGEMENT SCHEDULE

The following table sets forth at September 30, 2000 the amounts of interest-earning assets and interest-bearing liabilities maturing or repricing within the time periods indicated, based on the information and assumptions set forth in the notes thereto.


                                                                      AMOUNT MATURING OR REPRICING
                                                   ---------------------------------------------------------------
                                                                           MORE THAN  MORE THAN
                                                     WITHIN     FOUR TO    ONE YEAR  THREE YEARS
                                                      THREE     TWELVE     TO THREE    TO FIVE   OVER FIVE
                                                     MONTHS     MONTHS       YEARS      YEARS      YEARS    TOTAL
                                                   ---------  ---------   ---------- ----------- ---------  ------
                                                                         (DOLLARS IN THOUSANDS)

INTEREST-EARNING ASSETS(1):
Mortgage loans(2):
     Fixed rate..................................  $ 18,006    $ 28,278     $74,842     $67,144    $62,518  $250,788
     Adjustable rate.............................    25,291      44,917      33,888       4,171      1,129   109,396
Consumer loans (2)...............................       146       2,336         395         136          -     3,013
Commercial loans (2).............................     4,334      11,396       6,191       2,105          -    24,026
Mortgage-backed and related securities:
     Fixed rate and securities
available-for-sale...............................     1,437       3,925       8,158       5,744      9,363    28,627
     Adjustable rate.............................    11,849       8,053           -           -          -    19,902
Investment securities and
  securities available-for-sale .................    19,725         726           -       9,774     28,094    58,319
                                                   --------    --------    --------    --------    -------  --------
     Total interest-earning assets...............  $ 80,788    $ 99,631    $123,474     $89,074   $101,104  $494,071
                                                   ========    ========    ========    ========   ========  ========
INTEREST-BEARING LIABILITIES:
Deposits(3):
     NOW accounts................................  $    255    $    764    $  1,212    $    594   $    571  $  3,396
     Money market deposit accounts...............     5,006      15,017      11,212       1,794        341    33,370
     Passbook savings accounts...................     1,266       3,798       6,025       2,952      2,837    16,878
     Certificates of deposit.....................   130,684     123,490      16,867       2,181          -   273,222
     Escrow deposits.............................     5,320           -           -           -          -     5,320
Borrowings(4)
     FHLB advances and other borrowings..........    45,240      43,000      13,030      25,000      6,500   132,770
                                                   --------    --------    --------    --------    -------  --------
     Total interest-bearing liabilities..........  $187,771    $186,069    $ 48,346    $ 32,521   $ 10,249  $464,956
                                                   ========    ========    ========    ========   ========  ========
Excess (deficiency) of interest-earning assets
  over interest-bearing liabilities.............. ($106,983)  ($ 86,438)   $ 75,128    $ 56,553   $ 90,855  $ 29,115
                                                   ========    ========    ========    ========   ========  ========
Cumulative excess (deficiency) of
  interest-earning assets over
  interest-bearing liabilities................... ($106,983)  ($193,421)  ($118,293)  ($ 61,740)  $ 29,115  $ 29,115
                                                   ========   ========     ========    ========   ========  ========
Cumulative excess (deficiency) of
  interest-earning assets over
  interest-bearing liabilities
  as a percent of total assets...................   (20.8)%    (37.6)%      (23.0)%     (12.0)%      5.7%      5.7%
                                                     ====       ====         ====        ====        ===       ===

-------------------------------------
[FN]

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

(2) Balances have been reduced for undisbursed loan proceeds, unearned credit insurance premiums, deferred loan fees, purchased loan discounts and the allowance for loan losses, which aggregated $16.9 million at September 30, 2000.

(3) Although the Company's negotiable order of withdrawal ("NOW") accounts, passbook savings accounts and money market deposit accounts generally are subject to immediate withdrawal, management considers a certain historical amount of such accounts to be core deposits having significantly longer effective maturities and times to repricing based on the Company's historical retention of such deposits in changing interest rate environments. NOW accounts, passbook savings accounts and money market deposit accounts are assumed to be withdrawn at annual rates of 30%, 30% and 60%, respectively, of the declining balance of such accounts during the period shown. The withdrawal rates used are higher than the Company's historical rates but are considered by management to be more indicative of expected withdrawal rates currently. If all of the Company's NOW accounts, passbook savings accounts and money market deposit accounts had been assumed to be subject to repricing within one year, the one-year cumulative deficiency of interest-earning assets over interest-bearing liabilities would have been $219.9 million or 42.8% of total assets.

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

The following table sets forth information regarding the Bank's non-accrual loans and foreclosed properties at the dates indicated:

                                                                              THREE MONTHS ENDED
                                                           ---------------------------------------------------------

                                                              SEP 30      JUN 30     MAR 31      DEC 31      SEP 30
                                                               2000        2000       2000        1999        1999
                                                              ------      ------     ------      ------      ------

Non-accrual mortgage loans............................        $1,990      $1,798     $1,812      $2,100      $1,100
Non-accrual consumer loans............................            48          54         63          65          49
Non-accrual commercial loans & leases.................             -           -        163           -           -
                                                              ------      ------     ------      ------      ------
Total non-accrual loans...............................        $2,038      $1,852     $2,038      $2,165      $1,149
                                                              ======      ======     ======      ======      ======
Loans 90 days or more
  delinquent and still accruing.......................            16          18        118         118          82
                                                              ------      ------     ------      ------      ------
Total non-performing loans............................        $2.054      $1.870     $2.156      $2,283      $1.231
                                                              ======      ======     ======      ======      ======

Non-accrual investment securities.....................             -           -          -           -         235
Total foreclosed real estate net of
  related allowance for losses .......................         1,145       1,114        960         960       1,893
                                                              ------      ------     ------      ------      ------
Total non-performing assets...........................        $3,199      $2,984     $3,116      $3,243      $3,359
                                                              ======      ======     ======      ======      ======

Non-performing loans to
  gross loans receivable..............................         0.51%       0.45%      0.54%       0.61%       0.34%
                                                               =====       =====      =====       =====       =====
Non-performing assets to
  total assets .......................................         0.62%       0.57%      0.61%       0.63%       0.64%
                                                               =====       =====      =====       =====       =====

At September 30, 2000, non-performing loans increased to $2.1 million from $1.9 million at June 30, 2000. The increase is due primarily to the increase in non-accrual one-to-four family mortgage loans. Impaired loans decreased to $589,000 at September 30, 2000 from $880,000 at June 30, 2000. Impaired loans consist primarily of commercial and commercial real estate loans for which, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Management believes that these loans are adequately collateralized and/or have specific loan loss reserves established which are adequate to absorb probable losses related to resolution.

Potential problem loans are loans where known information about possible credit problems of borrowers causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms. The decision by management to categorize a loan as a potential problem loan does not necessarily indicate that the Company expects losses to occur, but that management recognizes there is a higher degree of risk associated with these performing loans. At September, 2000, the Bank had a potential problem loan with a balance of $1.2 million secured by 9 first lien one-to-four family mortgages held in trust for the benefit of the Bank and a secondary payee under the loan obligation. The original balance of the loan was $4.1 million. At September 30, 2000, the loan was current as to payment of principal and interest. Proceeds from payments made to the trustee from potential homeowners (occupying the properties under 2-year leases with an option to purchase at an agreed upon price upon expiration of the lease-term), or from any other eventual sale of the one-to-four family residences securing the obligation, are to be applied by the trustee first to the repayment of the total of all principal and interest due the Bank, with any excess over such amounts becoming due to the secondary payee. The Bank assumed responsibility for receipt and servicing of payments from the potential homeowners upon the secondary payee's filing of bankruptcy in June 1999. The Bank also removed a third party bank as the bond trustee and appointed itself as trustee in December 1999. The one-to-four family properties securing the obligation are located in the Bank's primary lending area and management believes the underlying value of the properties and the Bank's first lien status are sufficient to prevent any significant loss from this credit.

ALLOWANCE FOR LOAN LOSSES

The following table sets forth an analysis of the Bank's allowance for loan losses:

                                                               THREE MONTHS           YEAR            THREE MONTHS
                                                                   ENDED              ENDED               ENDED
                                                              SEPT. 30, 2000      JUNE 30, 2000      SEPT. 30, 1999
                                                              --------------      -------------      --------------

                                                                                (DOLLARS IN THOUSANDS)

Balance at beginning of period ..............................    $ 3,201            $ 2,648              $ 2,648
Additions charged to expense:
  Multi-family and commercial real estate ...................         60                499                  120
  Consumer...................................................         20                143                    -
  Commercial.................................................          -                229                    -
                                                                 -------            -------              -------
                                                                      80                871                  120

Recoveries:
  Consumer...................................................         14                 22                    6

Charge-offs:
  One- to four-family........................................        (57)               (43)                   -
  Multi-family & commercial real estate......................          -               (119)                   -
  Consumer...................................................        (57)              (178)                  (9)
                                                                 -------            -------              -------
                                                                    (114)              (340)                  (9)
                                                                 -------            -------              -------
  Net charge-offs............................................       (100)              (318)                  (3)
                                                                 -------            -------              -------
  Balance at end of period...................................    $ 3,181            $ 3,201              $ 2,765
                                                                 =======            =======              =======

Allowance for loan losses to
  non-performing  loans at end
  of the period..............................................    154.85%            171.26%              224.55%
                                                                 =======            =======              =======

Allowance for loan losses to
  total loans at end of the period...........................      0.79%              0.78%                0.77%
                                                                 =======            =======              =======


The level of allowance for loan losses at September 30, 2000, reflects the continued low level of charged off loans. Management believes that the allowance for loan losses is adequate as of September 30, 2000.

RESULTS OF OPERATIONS - COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

GENERAL

Net income for the three months ended September 30, 2000 decreased to $572,000 from $755,000 for the comparable 1999 period. The decrease in net income was primarily due to a decrease in net interest income. Return on average equity decreased to 6.79% for the three months ended September 30, 2000 from 8.85% for the comparable 1999 period. Return on average assets decreased to 0.45% for the three months ended September 30, 2000 from 0.61% for the comparable 1999 period. The decrease in the return on average equity and the return on average assets is due to the decrease in net income for the three months ended September 30, 2000. The decrease is primarily due to a decrease in net interest income for the three months ended September 30, 2000 compared to September 30, 1999.

NET INTEREST INCOME

The following table presents certain information related to average interest-earning assets and liabilities, net interest rate spread and net interest margin:

                                                              FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                           ------------------------------------------------------------------------
                                                          2000                                 1999
                                           --------------------------------     -----------------------------------

                                                       INTEREST   AVERAGE                     INTEREST     AVERAGE
                                             AVERAGE    EARNED/    YIELD/         AVERAGE      EARNED/      YIELD/
                                             BALANCE     PAID       RATE          BALANCE       PAID         RATE
                                           ----------  --------  ---------      ----------   ----------  ----------
                                                                  (DOLLARS IN THOUSANDS)
ASSETS:
Interest-earning assets:
  Mortgage loans..........................  $363,059    $7,283      8.02%         $277,129     $5,481       7.91%
  Consumer loans..........................     3,095       103     13.31             3,616        126      13.94
  Commercial loans........................    23,545       618     10.50            18,617        470      10.10
                                            --------    ------                    --------     ------
     Total loans..........................   389,699     8,004      8.22           299,362      6,077       8.12
  Securities held-to-maturity:
    Mortgage-backed securities............     1,351        20      5.92            10,183        161       6.32
    Mortgage related securities...........    13,329       228      6.84            43,858        702       6.40
                                            --------    ------                    --------     ------
      Total mortgage-backed
      and related securities..............    14,680       248      6.76            54,041        863       6.39
  Investment and other securities.........    13,329       212      6.28             8,322        112       5.38
  Securities available-for-sale...........    73,457     1,351      7.36           101,583      1,586       6.25
  Federal Home Loan Bank stock............     7,872       151      7.67             6,702        113       6.74
                                            --------    ------                    --------     ------
    Total interest-earning assets.........   499,206     9,966      7.99           470,010      8,751       7.45
Non-interest earning assets...............    13,043                                21,926
                                            --------                              --------
    Total assets..........................  $512,249                              $491,936
                                            ========                              ========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
  NOW accounts............................  $  3,215         6      0.75%         $  2,816         12       1.70%
  Money market deposit accounts...........    30,215       400      5.30            35,860        400       4.46
  Passbook accounts.......................    17,563       126      2.87            20,697        151       2.92
  Certificates of deposit.................   279,590     4,733      6.77           231,101      3,071       5.32
                                            --------    ------                    --------     ------
   Total deposits.........................   330,583     5,265      6.37           290,474      3,634       5.00
Advance payments by borrowers
  for taxes and insurance.................     4,575        24      2.10             4,028         24       2.38
Borrowings................................   130,074     1,961      6.03           148,350      2,104       5.67
                                            --------    ------                    --------     ------
  Total interest-bearing
  liabilities.............................   465,232     7,250      6.23           442,852      5,762       5.20
Non-interest bearing deposits
  and liabilities.........................    13,320                                14,968
Shareholders' equity......................    33,697                                34,116
                                            --------                              --------
    Total liabilities and
      shareholders' equity................  $512,249                              $491,936
                                            ========                              ========
Net interest income/interest rate
spread....................................              $2,717      1.76%                      $2,989       2.25%
                                                        ======      =====                      ======       =====
Net earning assets/net interest
margin....................................  $ 33,974                2.18%         $ 27,158                  2.54%
                                            ========                =====         ========                  =====

Net interest income before provision for losses on loans decreased $272,000, or 9.1%, to $2.7 million for the three months ended September 30, 2000 from $3.0 million for the comparable 1999 period. Interest income increased $1.2 million for the three months ended September 30, 2000, partially offset by an increase in interest expense of $1.5 million. The level of net interest income primarily reflects a decrease in interest rate spread to 1.76% for the three months ended September 30, 2000 from 2.25% for the comparable 1999 period offset by a 6.2% increase in average interest-earning assets to $499.2 million for the three months ended September 30, 2000 from $470.0 million for the comparable 1999 period and by a 25.1% increase in the excess of the Company's average interest-earning assets over average interest-bearing liabilities to $34.0 million for the three months ended September 30, 2000 from $27.2 million for the comparable 1999 period. The decrease in interest rate spread was primarily due to higher costing deposits and borrowings in the 2000 period as compared to the 1999 period.

INTEREST INCOME

Interest income increased 13.9% to $10.0 million for the three months ended September 30, 2000 from $8.8 million for the comparable 1999 period. The increase in interest income was the result of an increase in average interest-earning assets of 6.2% to $499.2 million for the three months ended September 30, 2000 from $470.0 million for the comparable 1999 period and an increase of 54 basis points in the yield on interest-earning assets to 7.99% for the three months ended September 30, 2000 from 7.45% for the comparable 1999 period. Interest income on loans increased 31.7% to $8.0 million for the three months ended September 30, 2000, from $6.1 million for the comparable 1999 period. The increase was the result of an increase in the Company's average gross loans of 30.2% to $389.7 million for the three months ended September 30, 2000 from $299.4 million for the comparable 1999 period and by an increase in average yield to 8.22% for the 2000 period from 8.12% for the comparable 1999 period. Gross loans increased primarily as a result of the Company purchasing more loans in the secondary market and increases in multi-family and commercial components of the portfolio and retaining substantially all of its adjustable and short-term fixed rate loan originations. See "Change in Financial Condition" for a discussion of the increase in gross loans. The increase in yield is attributable to the increase in loans originated and purchased at higher interest rates and the upward increase on adjustable rate loans since the period ending September 30, 1999.

Interest income on mortgage-backed securities decreased 87.6% to $20,000 for the three months ended September 30, 2000 from $161,000 for the comparable 1999 period. The decrease was primarily due to a decrease in average balances to $1.4 million for the three months ended September 30, 2000 from $10.2 million for the comparable 1999 period and by a decrease in average yield to 5.92% for the 2000 period from 6.32% for the 1999 period. Interest income on mortgage-related securities decreased 67.5% to $228,000 for the three months ended September 30, 2000 from $702,000 for the comparable 1999 period. The decrease was primarily due to a decrease in average balances to $13.3 million for the three months ended September 30, 2000 from $43.9 million for the comparable 1999 period, offset by an increase in yield to 6.84% for the 2000 period from 6.40% for the 1999 period. The decrease in average balances mortgage-backed securities and mortgage-related securities was primarily due to the sale of $2.8 million and $23.1 million, respectively, in the three months ended September 30, 2000. The increase in average yield on mortgage-related securities was primarily due to accelerated amortization of purchase premiums on mortgage related securities due to faster than projected principal repayments during the 1999 period. The decrease in average balances of mortgage-backed and related securities is due to management's decision to replace securities that were sold and repaid with loans. Interest income on investment securities and securities available-for-sale and investment and other securities decreased 8.0% to $1.6 million for the three months ended September 30, 2000 from $1.7 million for the comparable 1999 period. The decrease was primarily due to a decrease in average balances to $87.0 million for the three months ended September 30, 2000 from $109.9 million for the 1999 period, offset by an increase in average yield to 7.19% for the three months ended September 30, 2000 from 6.18% for the comparable 1999 period. The decrease in securities available-for-sale was due to management's decision to sell securities during the 2000 period to fund loan originations and purchases. The increased average yield was primarily attributable to the increase in interest rates during fiscal year 2000.

INTEREST EXPENSE

Interest expense increased 25.8% to $7.3 million for the three months ended September 30, 2000 from $5.8 million for the comparable 1999 period. The increase was the result of an increase in the average rate paid on interest-bearing liabilities to 6.23% for the 2000 period from 5.20% for the 1999 period and a 5.1% increase in the average amount of interest-bearing liabilities to $465.2 million for the three months ended September 30, 2000 compared to $442.9 million for the comparable 1999 period. The increased balances of certificate of deposit accounts and borrowings at higher average interest rates was the primary reason for the increase in the average rate paid on the interest-bearing liabilities for the three months ended September 30, 2000 as compared to the 1999 period. Interest expense on deposits increased 44.9% to $5.3 million for the three months ended September 30, 2000 from $3.6 million for the comparable 1999 period. The increase was the result of an increase in the average rate paid to 6.37% for the three months ended September 30, 2000 from 5.00% for the 1999 period and by an increase in average balances of 13.8% to $330.6 million for the three months ended September 30, 2000 from $290.5 million for the comparable 1999 period. The increase in deposits was primarily due to an increase of 20.9% in certificates of deposit accounts to $279.6 million for the three months ended September 30, 2000 from $231.1 million for the comparable 1999 period, with an increase in the average rate paid to 6.77% for the 2000 period from 5.32% for the 1999 period. NOW accounts increased 14.2% to $3.2 million for the three months ended September 30, 2000 from $2.8 million for the comparable 1999 period, offset by a decrease in average rate paid to 0.75% for the 2000 period from 1.70% for the 1999 period.

Offsetting the increases in deposits was a decrease in money market deposit accounts of 15.7% to $30.2 million for the three months ended September 30, 2000 from $35.9 million for the comparable 1999 period, and a decrease in passbook accounts of 15.1% to $17.6 million for the three months ended September 30, 2000 from $20.7 million for the comparable 1999 period. Money market deposit accounts decreased primarily due to higher rates offered in the Company's local market during the three months ended September 30, 2000. The Company's increase in certificates of deposit was the result of aggressive marketing and pricing and the use of brokered certificates of deposit. Of the $279.6 million in the average balance of certificates of deposit for the three months ended September 30, 2000, $222.4 million, or 79.5%, represented brokered certificates of deposit compared to $111.5 million, or 48.3%, for the 1999 period. The average rate paid on brokered certificates of deposit increased to 6.81% for the three months ended September 30, 2000 from 5.38% for the comparable 1999 period. The increase was primarily due to the increased interest rate environment in the 2000 period as compared to the 1999 period. Interest on borrowings (FHLB advances and reverse repurchase agreements) decreased 6.8% to $2.0 million for the three months ended September 30, 2000 from $2.1 million for the comparable 1999 period. The decrease was primarily due to the decrease in average balances of FHLB advances and reverse repurchase agreements of 12.3% to $130.1 million for the three months ended September 30, 2000 from $148.4 million for the comparable 1999 period, offset by an increase in the average rate paid to 6.03% for the 2000 period from 5.67% for the 1999 period.

PROVISION FOR LOSSES ON LOANS

The provision for losses on loans decreased 33.3% to $80,000 for the three months ended September 30, 2000 from $120,000 for the comparable 1999 period. The level of allowance for losses on loans generally is determined by the Bank's historical loan loss experience, the condition and composition of the Bank's loan portfolio, underlying collateral and existing general economic conditions. Based on management's evaluation of the loan portfolio during the three months ended September 30, 2000, the allowance for losses was $3.2 million at September 30 and June 30, 2000. While the allowance for losses on loans remained unchanged, the allowance for loan losses as a percentage of gross loans increased to 0.79% at September 30, 2000 from 0.78% at June 30, 2000, reflecting a decline in the level of gross loans outstanding and the continued low level of loans charged off. The amount of non-performing loans at September 30, 2000 was $2.1 million, or 0.51% of gross loans, compared to $1.9 million, or 0.45% of gross loans, at June 30, 2000 and $1.2 million or 0.34% of gross loans at September 30, 1999. Management believes that these loans are adequately collateralized and/or have specific loan loss reserves established which are adequate to absorb probable losses related to resolution. The increase in the allowance as a percentage of loans during the three months ended September 30, 2000 reflects a slightly higher level of non-performing assets at September 30, 2000.

NON-INTEREST INCOME

Non-interest income decreased 4.9% to $387,000 for the three months ended September 30, 2000 from $407,000 for the comparable 1999 period. The largest components of the decrease were a decrease in gains on the sale of securities and mortgage-backed and related securities to $0 for the three months ended September 30, 2000 from $54,000 for the comparable 1999 period, a decrease in other non-interest income to $34,000 for the three months ended September 30, 2000 from $54,000 for the comparable 1999 period and a decrease in service charges on deposit accounts to $113,000 for the three months ended September 30, 2000 from $122,000 for the comparable 1999 period. Partially offsetting the decreases in non-interest income was an increase in insurance commissions to $35,000 for the three months ended September 30, 2000 from $12,000 for the comparable 1999 period and an increase in gains on the sale loans to $112,000 for the three months ended September 30, 2000 from $96,000 for the comparable 1999 period. The decrease in gains on the securities and mortgage-backed and related securities reflects management's decision to sell securities from the available-for-sale portfolio in the 1999 period to partially fund loan growth.

NON-INTEREST EXPENSE

Non-interest expense decreased 0.1% to $2.157 million for the three months ended September 30, 2000 from $2.160 million for the comparable 1999 period. The decrease was primarily due to a decrease in deposit insurance premiums of $28,000 to $17,000 for the three months ended September 30, 2000 from $45,000 for the comparable 1999 period. Partially, offsetting the decrease was an increase in other non-interest expense of $24,000 to $359,000 for the three months ended September 30, 2000 from $335,000 for the comparable 1999 period. The decrease in deposit insurance premiums relates to a decreased premium rate charged by the FDIC for deposit insurance in the 2000 period. The increase in other non-interest expense is primarily due to increases in printing, office supplies, organization dues, legal and other miscellaneous expenses.


INCOME TAX EXPENSE

Income tax expense for the three months ended September 30, 2000, was $295,000 or $66,000 lower than the comparable 1999 period as a result of lower income before income taxes. The effective tax rate increased from 32.3% for the 1999 period to 34.0% for the 2000 period as a result of lower anticipated tax credits on investments in low income housing partnerships.



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

The information required herein pursuant to Item 305 of Regulation S-K is incorporated by reference in sections entitled "Liquidity and Capital Resources" from pages 16 to 17 and "Asset/Liability Management" from pages 19 to 20 hereof.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Annual Meeting of Shareholders of the Company was held on October 25, 2000. There were 2,563,241 shares of Common Stock of the Company entitled to vote at the Annual Meeting, and 2,186,763 shares present at the meeting by holders thereof in person or by proxy, which constituted a quorum. The following is a summary of the results of the votes:

                                                                                 NUMBER OF VOTES
                                                               ---------------------------------------------------
                                                                            Against or                    Broker
                                                                For          Withheld      Abstain       Non-Votes
                                                               -----      -------------    -------      ----------
Nominee for Director for
   Three-Year Term Expiring in 2003
       James D. Smessaert..................................   1,868,538       318,225          -              -

Ratification of KPMG LLP as independent
auditors for fiscal year ending
June 30, 2001 .............................................   2,170,774        15,989          -              -

Approval of an amendment of the Company's Articles of
Incorporation to change the name of the Company to
Ledger Capital Corp........................................   1,762,064       424,699          -              -

        The continuing directors of the Company include: Donald A. Zellmer, Martin Hedrich, Jr., Peter A. Gilbert, Reginald M. Hislop, III and Charles E. Rickheim.


ITEM 5. OTHER INFORMATION

        On October 31, 2000, the Company announced it had declared a dividend of $0.05 per share on the common stock of the Company. The dividend will be payable on November 24, 2000 to shareholders of record as of November 10, 2000.

        On August 31, 2000, the Company announced it had adopted a share repurchase program for its common stock to purchase up to 5%, or approximately 128,162 shares. The repurchased shares will become treasury shares and will be used for general corporate purposes. The Company had purchased 0 and 128,100 shares of common stock pursuant to the repurchase program at September 30, 2000 and October 31, 2000, respectively.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        Reports on Form 8-K:
        -------------------

        On October 26, 2000, the Company filed a Current Report on Form 8-K reporting that the shareholders of the Company adopted a proposal to change the Company's name to "Ledger Capital Corp.".

        Exhibits:
        --------
            3.2    Amended Bylaws of Registrant
           11 Computation of Earnings per Share - See Note 4 to the unaudited Consolidated Financial Statements









           * * * * * * * * * * * * * * * * * * * * * * * * * * * * *

                                   SIGNATURES
                                   ----------

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  Ledger Capital Corp.
                                  --------------------
                                  (Registrant)



Date: November 13, 2000           /s/ James D. Smessaert
                                  ----------------------
                                  James D. Smessaert
                                  Chairman of the Board
                                  Chief Executive Officer


Date: November 13, 2000           /s/ Arthur E. Thompson
                                  ----------------------
                                  Arthur E. Thompson
                                  Chief Financial Officer

                                   SIGNATURES
                                   ----------

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   Ledger Capital Corp.
                                   --------------------
                                   (Registrant)



Date: November 13, 2000
                                   --------------------------------
                                   James D. Smessaert
                                   Chairman of the Board
                                   Chief Executive Officer


Date: November 13, 2000
                                   --------------------------------
                                   Arthur E. Thompson
                                   Chief Financial Officer

                                  EXHIBIT INDEX
                                  -------------



     Exhibit No.                    Description
     -----------                    -----------
         3.2             Amended Bylaws of Registrant

         27              Financial Data Schedule

                                       34