Form 10-Q
period 2000-12-31
LEDGER CAPITAL CORP
filed 2001-02-14
CIK 910522

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


  For Quarter Ended December 31, 2000                                  Commission File Number 0-22224

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



                               (1) Yes [X]      No [ ]

                               (2) Yes [X]      No [ ]

     The number of shares outstanding of the issuer's common stock, par value $1.00 per share, was 2,437,141 at February 13, 2000, the latest practicable date.

                       LEDGER CAPITAL CORP. AND SUBSIDIARY
                                    FORM 10-Q



Part I.  Financial Information
         ---------------------

         Item 1.  Financial Statements (unaudited):


                  Consolidated Statements of Financial Condition
                     as of December 31, 2000 and June 30, 2000 (unaudited)................................       1

                  Consolidated Statements of Income for the Three and Six Months
                     ended December 31, 2000 and 1999 (unaudited).........................................       2

                  Consolidated Statements of Shareholders' Equity for the Six
                     Months ended December 31, 2000 and 1999 (unaudited)..................................       3

                  Consolidated Statements of Cash Flows for the Six Months
                     ended December 31, 2000 and 1999 (unaudited).........................................       4

                  Notes to Consolidated Financial Statements (unaudited)..................................       6


         Item 2.  Management's Discussion and Analysis of Financial Condition
                     and Results of Operations............................................................      14


         Item 3.  Quantitative and Qualitative Disclosure About Market Risk...............................      32


Part II. Other Information
         -----------------

         Item 1.  Legal Proceedings.......................................................................      34

         Item 2.  Changes in Securities and Use of Proceeds...............................................      34

         Item 3.  Defaults Upon Senior Securities.........................................................      34

         Item 4.  Submission of Matters to a Vote of Security Holders.....................................      34

         Item 5.  Other Information.......................................................................      34

         Item 6.  Exhibits and Reports on Form 8-K........................................................      34

                  Signature Page..........................................................................      35

                       LEDGER CAPITAL CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    (Dollars in thousands, except share data)
                                   (Unaudited)

                                                                               DECEMBER 31,             JUNE 30,
                                                                                   2000                   2000
                                                                           --------------------   --------------------
ASSETS

Cash and non-interest bearing deposits.....................................        $2,979                $2,782
Interest-bearing deposits..................................................        16,213                13,777
                                                                                  -------               -------
Cash and cash equivalents..................................................        19,192                16,559

Securities available-for-sale (at fair value):
  Investment securities....................................................        40,585                38,315
  Mortgage-backed and related securities...................................        32,064                35,944
Securities held-to-maturity:
  Mortgage-backed and related securities (fair value -
   $13,608 at December 31, 2000; $14,685 at June 30, 2000).................        13,609                15,017
Loans held for sale, at lower of cost or market............................         3,364                 1,122
Loans receivable, net......................................................       377,310               391,764
Investment in Federal Home Loan Bank stock, at cost........................         8,051                 7,760
Foreclosed properties, net.................................................         1,095                 1,114
Office properties and equipment............................................         5,769                 5,461
Prepaid expenses and other assets..........................................         6,594                 6,528
                                                                               ----------            ----------
          Total assets.....................................................    $  507,633            $  519,584
                                                                               ==========            ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Deposits.................................................................      $319,043              $345,318
  Notes payable and other borrowings.......................................       146,620               132,040
  Advance payments by borrowers for taxes and insurance....................         1,197                 3,724
  Accrued interest on deposit accounts and other borrowings................         4,635                 3,421
  Accrued expenses and other liabilities...................................         1,838                 1,726
                                                                               ----------            ----------
          Total liabilities................................................    $  473,333            $  486,229

Shareholders' Equity:
  Preferred stock, $1.00 par value; authorized 2,000,000 shares;
    none outstanding.......................................................             -                     -
  Common stock, $1.00 par value; authorized 6,000,000 shares;
    issued 3,162,500 shares; outstanding 2,437,141 shares at
    December 31, 2000 and 2,563,241 shares at June 30, 2000................         3,162                 3,162
  Additional paid-in capital...............................................        10,170                10,075
  Unearned ESOP compensation...............................................          (251)                 (311)
  Unearned restricted stock awards.........................................           (74)                  (74)
  Accumulated other comprehensive loss.....................................          (674)               (2,059)
  Treasury stock, at cost: 725,359 shares at December 31, 2000
    and 599,259 shares at June 30, 2000....................................        (7,225)               (5,824)
  Retained earnings, substantially restricted..............................        29,192                28,386
                                                                               ----------            ----------
          Total shareholders' equity.......................................    $   34,300            $   33,355
                                                                               ----------            ----------
          Total liabilities and shareholders' equity.......................    $  507,633            $  519,584
                                                                               ==========            ==========


     See accompanying Notes to Consolidated Financial Statements (unaudited)

                       LEDGER CAPITAL CORP. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in thousands, except for per share data)
                                   (Unaudited)


                                                                 Three Months Ended   Six Months Ended
                                                                     December 31,        December 31,
                                                                  -----------------   -----------------
                                                                    2000     1999      2000      1999
                                                                  -------   -------   -------   -------
INTEREST INCOME:
     Loans receivable ..........................................  $ 7,912   $ 7,030   $15,916   $13,107
     Mortgage-backed and related securities ....................      845     1,142     1,732     2,241
     Securities and interest-bearing deposits ..................    1,059     1,522     2,134     3,097
                                                                  -------   -------   -------   -------
               Total interest income ...........................    9,816     9,694    19,782    18,445

INTEREST EXPENSE:
     Deposits ..................................................    5,007     3,999    10,272     7,632
     Advance payments by borrowers for taxes and insurance......       27        26        50        51
     Notes payable and other borrowings ........................    2,142     2,393     4,103     4,496
                                                                  -------   -------   -------   -------
               Total interest expense ..........................    7,176     6,418    14,425    12,179
                                                                  -------   -------   -------   -------
     Net interest income .......................................    2,640     3,276     5,357     6,266
     Provision for losses on loans .............................      100       170       180       290
                                                                  -------   -------   -------   -------
     Net interest income after provision for losses on loans....    2,540     3,106     5,177     5,976

NON-INTEREST INCOME:
     Service charges on loans ..................................       66       100       140       158
     Service charges on deposit accounts .......................      107       119       220       241
     Loan servicing fees, net ..................................       15        12        34        24
     Insurance commissions .....................................       22        39        57        50
     Gain on sale of securities and
         mortgage-backed and related securities, net ...........        0         9         0        62
     Gain on sale of loans .....................................      166        57       278       153
     Other income ..............................................       47        52        81       106
                                                                  -------   -------   -------   -------
               Total non-interest income .......................      423       388       810       794

NON-INTEREST EXPENSE:
     Compensation and benefits .................................    1,307     1,218     2,642     2,552
     Marketing .................................................      108       149       162       202
     Occupancy and equipment ...................................      408       424       800       817
     Deposit insurance premiums ................................       18        43        35        88
     Other non-interest expense ................................      398       329       757       664
                                                                  -------   -------   -------   -------
               Total non-interest expense ......................    2,239     2,163     4,396     4,323
                                                                  -------   -------   -------   -------
     Income before income taxes ................................      724     1,331     1,591     2,447
     Income taxes ..............................................      230       420       525       782
                                                                  -------   -------   -------   -------
          Net income ...........................................  $   494   $   911   $ 1,066   $ 1,665
                                                                  =======   =======   =======   =======
          Earnings per share - (basic) .........................  $  0.21   $  0.35   $  0.44   $  0.63
                                                                  =======   =======   =======   =======
          Earnings per share - (diluted) .......................  $  0.20   $  0.34   $  0.43   $  0.62
                                                                  =======   =======   =======   =======




     See accompanying Notes to Consolidated Financial Statements (unaudited)

                       LEDGER CAPITAL CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (Dollars in thousands)
                                   (Unaudited)


                                                                       Additional     Unearned     Unearned
                                                           Common       Paid-In         ESOP      Restricted
                                                           Stock        Capital     Compensation     Stock
                                                          -------      ---------    ------------    -------
SIX MONTHS ENDED DECEMBER 31, 2000
Balance at June 30, 2000 ............................     $  3,162     $ 10,075     ($   311)     ($    74)

Net income ..........................................         --           --           --            --
Accumulated other comprehensive income:
    Unrealized holding gain arising during the period
    On available-for-sale securities portfolio ......         --           --           --            --
    Loss on derivative hedging instrument ...........         --           --           --            --
     Income tax effect ..............................         --           --           --            --

Comprehensive income ................................         --           --           --            --
Cash Dividends ($.10 per share) .....................         --           --           --            --
Amortization of unearned ESOP and
  restricted stock award compensation ...............         --           90           60            --
Purchase of treasury stock (128,100 shares) .........         --           --           --            --
Exercise of stock options (2,000 shares) ............         --            5           --            --
                                                          --------     --------     --------      --------

Balance at December 31, 2000 ........................     $  3,162     $ 10,170     ($   251)     ($    74)
                                                          ========     ========     ========      ========

SIX MONTHS ENDED DECEMBER 31, 1999
Balance at June 30, 1999 ............................     $  3,162     $  9,937     ($   405)     ($    78)

Net income ..........................................         --           --           --            --
Accumulated other comprehensive income:
    Unrealized holding loss arising during period ...         --           --           --            --
     Re-classification adjustment for gains
    realized in income ..............................         --           --           --            --
     Income tax effect ..............................         --           --           --            --

Comprehensive income ................................         --           --           --            --
Cash Dividends ($.05 per share) .....................         --           --           --            --
Amortization of unearned ESOP and
  restricted stock award compensation ...............         --          136           60             4
Purchase of treasury stock (142,000 shares) .........         --           --           --            --
                                                          --------     --------     --------      --------

Balance at December 31, 1999 ........................     $  3,162     $ 10,073     ($   345)     ($    74)
                                                          ========     ========     ========      ========

                                                                                     Accumulated
                                                                                        Other         Total
                                                           Retained    Treasury     Comprehensive  Shareholders'
                                                           Earnings     Stock            loss         Equity
                                                          ----------   -------         --------     ----------
SIX MONTHS ENDED DECEMBER 31, 2000
Balance at June 30, 2000 ............................     $ 28,386      ($ 5,824)     ($ 2,059)     $ 33,355

Net income ..........................................        1,066          --            --           1,066
Accumulated other comprehensive income:
    Unrealized holding gain arising during the period
    On available-for-sale securities portfolio ......         --            --           2,334         2,334
    Loss on derivative hedging instrument ...........         --            --             (64)          (64)
     Income tax effect ..............................         --            --            (885)         (885)
                                                                                                     --------
Comprehensive income ................................         --            --            --           1,385
Cash Dividends ($.10 per share) .....................         (248)         --            --            (248)
Amortization of unearned ESOP and
  restricted stock award compensation ...............         --            --            --             150
Purchase of treasury stock (128,100 shares) .........         --          (1,421)         --          (1,421)
Exercise of stock options (2,000 shares) ............          (12)           20          --              13
                                                          --------      --------      --------      --------

Balance at December 31, 2000 ........................     $ 29,192      ($ 7,225)     ($   674)     $ 34,300
                                                          ========      ========      ========      ========

SIX MONTHS ENDED DECEMBER 31, 1999
Balance at June 30, 1999 ............................     $ 25,765      ($ 2,796)     ($ 1,089)     $ 34,496

Net income ..........................................        1,665          --            --           1,665
Accumulated other comprehensive income:
    Unrealized holding loss arising during period ...         --            --          (1,285)       (1,285)
     Re-classification adjustment for gains
    realized in income ..............................         --            --             (62)          (62)
     Income tax effect ..............................         --            --             528           528
                                                                                                    --------
Comprehensive income ................................         --            --            --            (819)
Cash Dividends ($.05 per share) .....................         (135)         --            --            (135)
Amortization of unearned ESOP and
  restricted stock award compensation ...............         --            --            --             200
Purchase of treasury stock (142,000 shares) .........         --          (1,713)         --          (1,713)
                                                          --------      --------      --------      --------

Balance at December 31, 1999 ........................     $ 27,295      ($ 4,509)     ($ 1,908)     $ 33,694
                                                          ========      ========      ========      ========


     See accompanying Notes to Consolidated Financial Statements (unaudited)

                       LEDGER CAPITAL CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                         SIX MONTHS ENDED
                                                                                            DECEMBER 31,
                                                                                    2000                   1999
                                                                                ------------            -----------
                                                                                            (IN THOUSANDS)
OPERATING ACTIVITIES
Net Income..................................................................     $  1,066                $  1,665
Adjustments to reconcile net income to cash
provided by (used in) operating activities:
  Provision for losses on loans.............................................          180                     290
  Provision for depreciation and amortization...............................          253                     407
  Net gain on sales of investments and
    mortgage-backed and related securities..................................            -                     (62)
  Net gain on sale of loans.................................................         (278)                   (153)
  Amortization of unearned ESOP and restricted stock awards.................          150                     200
  Loans originated for sale.................................................      (22,739)                (13,272)
  Sales of loans originated for sale........................................       20,497                   6,789
  Increase in prepaid expenses and other assets.............................         (916)                 (1,202)
  Decrease in payables for investments purchased............................            -                  (9,909)
  Increase in accrued expenses and other liabilities........................        1,326                   1,071
  Other adjustments.........................................................          (68)                    867
                                                                                 --------               ----------
Net cash used in operating activities.......................................         (529)                (13,309)
                                                                                 --------               ----------

INVESTING ACTIVITIES
Proceeds from the sale of securities available-for-sale.....................            -                  44,770
Proceeds from the maturity of securities available-for-sale.................            -                   4,000
Purchases of securities available-for-sale..................................         (807)                (34,737)
Purchases of mortgage-backed and related securities.........................            -                  (8,096)
Principal collected on mortgage-backed and related securities...............        6,134                  23,590
Net (increase) decrease in loans receivable.................................       14,490                 (70,652)
Proceeds from the sale of foreclosed properties.............................           50                     980
Purchase of Federal Home Loan Bank stock....................................         (291)                 (1,100)
Purchases of office properties and equipment, net...........................         (536)                   (108)
                                                                                 --------               ----------
Net cash provided by (used in) investing activities.........................       19,040                 (41,353)
                                                                                 --------               ----------

FINANCING ACTIVITIES
Net increase (decrease) in deposits.........................................      (26,275)                 29,501
Proceeds from long-term notes payable to Federal Home Loan Bank.............       55,000                  65,000
Repayment of long-term notes payable to Federal Home Loan Bank..............      (35,000)                (41,500)
Net increase (decrease) in
  short-term notes payable and other borrowings.............................       (5,420)                  7,765
Exercise of stock options...................................................           13                       -
Purchase of treasury stock..................................................       (1,421)                 (1,713)
Cash dividends..............................................................         (248)                   (135)
Net decrease in advance payments by borrowers for
  taxes and insurance.......................................................       (2,527)                 (2,937)
                                                                                 --------               ---------
Net cash provided by (used in) financing activities.........................      (15,878)                 55,981
                                                                                 --------               ---------
Increase in cash and cash equivalents.......................................        2,633                   1,319
Cash and cash equivalents at beginning of period............................       16,559                   8,599
                                                                                 --------               ---------
Cash and cash equivalents at end of period..................................      $19,192                 $ 9,918
                                                                                 ========               =========


     See accompanying Notes to Consolidated Financial Statements (unaudited)

                       LEDGER CAPITAL CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                          SIX MONTHS ENDED
                                                                                             DECEMBER 31,
                                                                                        2000              1999
                                                                                    --------------     ------------
                                                                                             (IN THOUSANDS)
Supplemental disclosures of cash flow information:

Interest paid (including amounts credited to deposit accounts) ..............       $13,243           $11,256

Income taxes paid ...........................................................          $526            $1,044


Non-cash transactions:

Loans transferred to foreclosed properties...................................           $62            $1,319




     See accompanying Notes to Consolidated Financial Statements (unaudited)

                       LEDGER CAPITAL CORP. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


(1)  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for the interim periods have been included.

The results of operations and other data for the three and six months ended December 31, 2000 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2001.

Effective on October 26, 2000, Hallmark Capital Corp. changed its' name to Ledger Capital Corp. and its wholly-owned subsidiary, West Allis Savings Bank has changed its name to Ledger Bank, S.S.B.

The unaudited consolidated financial statements include the accounts of Ledger Capital Corp. (the "Company") and its wholly-owned subsidiary, Ledger Bank, S.S.B. and subsidiaries (the "Bank") as of and for the three and six months ended December 31, 2000. All material intercompany accounts and transactions have been eliminated in consolidation.


(2)  STOCK BENEFITS AND INCENTIVE PLANS

At December 31, 2000, the Company has reserved 373,642 shares of common stock for a non-qualified stock option plan and 18,462 shares of ungranted restricted common stock reserved for employees and directors. With respect to options, which have not been granted, the option exercise price cannot be less than the fair market value of the underlying common stock as of the date of option grant, and the maximum term cannot exceed ten years. At December 31, 2000, there were 323,280 stock options outstanding.


The following is a summary of fixed plan stock option activity:

                                                                                 SHARES                OPTION
                                                                                  UNDER               PRICE PER
                                                                                 OPTION                 SHARE
                                                                                 ------                 -----
Outstanding at June 30, 2000.............................................        279,480         $ 4.00 - $ 14.63
    Granted..............................................................         15,500                   $ 9.75
    Exercised............................................................         (2,000)                  $ 4.00
                                                                              -----------          --------------

Outstanding at December 31, 2000.........................................         292,980        $ 4.00 - $ 14.63


The Board of Directors approved the grant of 30,300 performance based stock options, on September 28, 2000. These stock option grants provide the CEO and the COO of the Company, as well as the four outside directors, an opportunity to buy up to a specified number of shares of the Company if certain performance levels are reached for the periods ended June 30, 2001, 2002 and 2003. These options have 10-year terms, but only vest if the target performance is met for a period. If a performance target is met in the second or third year of the applicable performance period, previously unvested options for the years, in which performance targets were not met, also vest.

The options have an exercise price of $10.688, which is equal to 100% of the market value on the date of grant. These options will be accounted for as variable plan options and compensation expense will be recorded based upon the difference in the market value and the exercise price of the stock on the date on which the options vest. No compensation expense was accrued for the six months ended December 31, 2000.


The following is a summary of variable plan performance stock option activity:


                                                                                 SHARES
                                                                                  UNDER           WEIGHTED-AVERAGE
                                                                                 OPTION            EXERCISE PRICE
                                                                                 ------            --------------

Outstanding at June 30, 2000.............................................              -
    Granted..............................................................         30,300                 $ 10.688
                                                                               ---------           --------------

Outstanding at December 31, 2000.........................................         30,300                 $ 10.688

Options Exercisable at December 31, 2000.................................              -




(3)  EARNINGS PER SHARE

Basic earnings per share of common stock for the three and six months ended December 31, 2000 and December 31, 1999 have been computed by dividing net income for the period by the weighted average number of shares of common stock reduced by ungranted restricted stock and uncommitted ESOP shares. Diluted earnings per share is calculated by dividing net income by the sum of the weighted average shares used in the basic earnings per share calculation plus the effect of dilutive stock options. The effect of dilutive stock options is calculated using the treasury stock method. The computation of earnings per share is as follows:


                                                            For the Three Months              For the Three Months
                                                             Ended Dec. 31, 2000              Ended Dec. 31, 1999
                                                         ---------------------------       --------------------------
                                                            Basic         Diluted            Basic         Diluted
                                                         -----------    ------------      -----------    -----------
Weighted average common shares outstanding...........    2,471,300       2,471,300        2,702,452       2,702,452
Ungranted restricted stock...........................      (18,462)        (18,462)         (18,462)        (18,462)
Uncommitted ESOP shares..............................      (84,333)        (84,333)        (101,200)       (101,200)
Common stock equivalents due to
   dilutive effect of stock options..................            -          76,365                -          74,018
                                                        ----------      ----------       ----------      ----------

Total weighted average common shares
        and equivalents outstanding..................    2,368,504       2,444,869        2,582,790       2,656,808
                                                        ==========      ==========       ==========      ==========
        Net income for period........................     $494,000        $494,000         $911,000        $911,000
        Earnings per share...........................        $0.21           $0.20            $0.35           $0.34
                                                        ==========      ==========       ==========      ==========

                                                              For the Six Months                For the Six Months
                                                              Ended Dec. 31, 2000              Ended Dec. 31, 1999
                                                         --------------------------       ----------------------------
                                                            Basic         Diluted            Basic          Diluted
                                                         -----------   -------------      -----------    -------------
Weighted average common shares outstanding...........    2,517,270       2,517,270        2,744,762       2,744,762
Ungranted restricted stock...........................      (18,462)        (18,462)         (18,462)        (18,462)
Uncommitted ESOP shares..............................      (84,333)        (84,333)        (101,200)       (101,200)
Common stock equivalents due to
   dilutive effect of stock options..................            -          74,301                -          78,548
                                                        ----------      ----------       ----------      ----------

Total weighted average common shares
        and equivalents outstanding..................    2,414,475       2,488,776        2,625,100       2,703,648
                                                        ==========      ==========       ==========      ==========
        Net income for period........................   $1,066,000      $1,066,000       $1,665,000      $1,665,000
        Earnings per share...........................        $0.44           $0.43            $0.63           $0.62
                                                        ==========      ==========       ==========      ==========


(4)  COMMITMENTS AND CONTINGENCIES

Commitments to originate mortgage loans of $716,000 at December 31, 2000 represent amounts which the Bank expects to fund during the quarter ending March 31, 2001. There were no commitments to sell fixed-rate mortgage loans at December 31, 2000. The Bank had unissued credit under existing home equity line-of-credit loans and credit card lines of $13.3 million and $6.2 million, respectively, as of December 31, 2000. Also, the Bank had unused credit under existing commercial line-of-credit loans of $6.2 million at December 31, 2000. The Bank had no commitments to purchase fixed-rate mortgage related securities as of December 31, 2000.


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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). As of December 31, 2000, management believes that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2000, the Bank is well capitalized as defined by regulatory standards. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank's category.

The Bank's actual capital amounts and ratios are presented in the tables below.

                                                                                               TO BE WELL CAPITALIZED
                                                                           FOR CAPITAL         UNDER PROMPT CORRECTIVE
                                                      ACTUAL            ADEQUACY PURPOSES         ACTION PROVISIONS
                                                ------------------     -----------------     ----------------------------
                                                 AMOUNT     RATIO       AMOUNT      RATIO       AMOUNT          RATIO
                                                 ------     -----      --------   ---------  -------------  -------------
                                                                      (DOLLARS IN THOUSANDS)
As of December 31, 2000:
   Tier I Capital Leverage (to Average Assets):
     Consolidated........................       $34,459      6.80%      $15,194      3.00%         N/A         N/A
     Ledger Bank.........................        35,374      7.02        15,114      3.00       25,189         5.00
   Tier I Capital (to Risk-Weighted Assets):
     Consolidated........................        34,459      9.93        13,884      4.00          N/A         N/A
     Ledger Bank.........................        35,374     10.26        13,796      4.00       20,693         6.00
   Total Capital (to Risk-Weighted Assets):
     Consolidated........................        37,610     10.84        27,768      8.00          N/A         N/A
     Ledger Bank.........................        38,525     11.17        27,591      8.00       34,489        10.00


As a state-chartered savings bank, the Bank also is subject to a minimum regulatory capital requirement of the State of Wisconsin. At December 31, 2000, on a fully-phased-in basis of 6.0%, the Bank had actual capital of $38,326,000 with a required amount of $30,575,000, for excess capital of $7,751,000. There is no requirement to calculate the amount to be well capitalized under prompt corrective action provisions on a consolidated basis.

(6)  LOANS RECEIVABLE

Loans receivable are summarized as follows:

                                                               DEC. 31,               JUNE 30,
                                                                 2000                   2000
                                                           ---------------         --------------
                                                                       (IN THOUSANDS)
                                                                                                          Increase
                                                         Amount     Percent      Amount      Percent     (Decrease)
                                                         ------     -------      ------      -------     ----------
Real estate mortgage loans:
    Residential one-to-four family...................   $177,322      45.2%      $186,276      45.1%       ($8,954)
    Home equity......................................     22,449       5.7%        21,758       5.3%           691
    Residential multi-family.........................     48,793      12.4%        41,751      10.1%         7,042
    Commercial real estate...........................     79,927      20.4%        86,521      21.0%        (6,594)
    Residential construction.........................      8,836       2.2%        21,284       5.1%       (12,448)
    Other construction and land......................     32,632       8.3%        27,179       6.6%         5,453
                                                       ---------    -------    ----------    -------     ---------
         Total real estate mortgage loans............    369,959      94.2%       384,769      93.2%       (14,810)

Consumer-related loans:
     Automobile......................................        287       0.1%           262       0.1%            25
    Credit card......................................      2,173       0.5%         2,112       0.5%            61
    Other consumer loans.............................        736       0.2%           853       0.2%          (117)
                                                       ---------    -------    ----------    -------     ---------
         Total consumer-related loans................      3,196       0.8%         3,227       0.8%           (31)
                                                       ---------    -------    ----------    -------     ---------

Commercial loans.....................................     19,535       5.0%        24,589       6.0%        (5,054)
                                                       ---------    -------    ----------    -------     ---------
         Gross loans.................................    392,690     100.0%       412,585     100.0%      ($19,895)

Accrued interest receivable..........................      1,837                    2,031

Less:
    Undisbursed portion of loan proceeds.............    (13,082)                 (18,589)
    Deferred loan fees...............................       (547)                    (630)
    Deferred interest on sale of REO.................        (58)                     (61)
    Deferred gain on sale of REO.....................        (57)                     (58)
    Unearned interest................................       (322)                    (313)
    Allowances for loan losses.......................     (3,151)                  (3,201)
                                                       ---------               ----------
                                                        $377,310                 $391,764
                                                       =========               ==========




Loans serviced for investors totaled $52.1 million and $48.6 million at December 31, 2000 and June 30, 2000, respectively.

(7)  NOTES PAYABLE AND OTHER BORROWINGS

Notes payable and other borrowings are summarized as follows (dollars in thousands):

                                               DEC. 31, 2000                      JUNE 30, 2000
                                         -------------------------        -----------------------------
                                                         WEIGHTED                            WEIGHTED
                                                          AVERAGE                            AVERAGE
                             MATURITY       AMOUNT         RATE               AMOUNT          RATE
                             --------       ------         ----               ------          ----
Advances from
  Federal Home Loan Bank       2000       $      -            -%            $    5,000          6.60%
                               2001          3,000         5.91                  3,000          5.91
                               2002          5,000         6.43                  5,000          6.43
                               2003         13,030         6.12                  3,030          5.59
                               2004         30,000         6.14                 50,000          5.63
                               2005         60,000         6.18                 35,000          6.03
                               2007          6,500         6.03                  6,500          6.52
                               2008          5,000         4.35                  5,000          4.35
                               2010         10,000         5.90                      -             -
                                          --------                          ----------
                                          $132,530         6.10%            $  112,530          5.83%
                                                           =====                                =====

Open line of credit
  With Wells Fargo Bank        2001       $  4,850          8.25%           $    1,000          9.00%



Securities sold under
  Agreements to repurchase     2010          9,240       5.87                   18,510          6.24%
                                          --------                          ----------
                                          $146,620                          $  132,040
                                          ========                          ==========



FHLB advances totaled $132.5 million, or 90.4%, and $112.5 million, or 85.2%, of total borrowings at December 31, 2000 and June 30, 2000, respectively. Certain advances are callable by the FHLB. Advances callable within one year amount to $65.0 million and $70.0 million at December 31, 2000 and June 30, 2000, respectively. The Company is required to maintain as collateral unencumbered one-to-four family mortgage loans in its portfolio such that the outstanding balance of FHLB advances does not exceed 60% of the book value of this collateral. The Company had delivered mortgage-backed securities with a carrying value of $46.1 million and $38.7 million at December 31, 2000 and June 30, 2000, respectively. In addition, all FHLB advances are collateralized by all Federal Home Loan Bank stock and are subject to prepayment penalties. The Company's unused advance line with the Federal Home Loan Bank was $5.1 million based upon collateral pledged at December 31, 2000. The bank does not hold any FHLB variable rate term borrowings at December 31, 2000.

The Company enters into sales of mortgage-backed securities with agreements to repurchase identical securities (reverse repurchase agreements) and substantially identical securities (dollar reverse repurchase agreements). These transactions are treated as financings with the obligations to repurchase securities reflected as a liability. The dollar amount of securities underlying the agreements remains in the asset accounts. The securities underlying the agreements are delivered to the counterparty's account. Securities sold under agreements to repurchase were $9.2 million and $18.5 million at December 31, 2000 and June 30, 2000, respectively.

The Company has a line of credit facility with a third party lender that was originated in fiscal 2000. The line of credit provides the holding company with a source of funding to acquire commercial real estate loans and to make further capital investment in the Bank. The line of credit has a variable rate tied to the Fed Funds rate.

(8) EMPLOYEE STOCK OWNERSHIP PLAN

The Company has an employee stock ownership plan (ESOP) covering all full-time employees of the Company who have attained age 21 and completed one year of service during which they work at least 1,000 hours. The ESOP initially borrowed $1.0 million from the Company and purchased 253,000 common shares issued in connection with the Bank's conversion from mutual to stock form in 1993. The balance of this loan was $404,800 and $506,000 at December 31, 2000 and 1999, respectively. The Bank makes annual contributions to the ESOP equal to the ESOP's debt service. As the debt is repaid, shares are released from collateral and allocated to active employees, based on the proportion of debt service paid in the year. The Company accounts for its ESOP in accordance with Statement of Position 93-6. Accordingly, the debt of the ESOP is recorded as debt (which is eliminated in consolidation) and the shares pledged as collateral are reported as unearned ESOP shares at their original cost in the statement of financial position. As the shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares. The excess of the current market price of shares released over the cost of those shares is credited to additional paid-in-capital. As shares are released, they become outstanding for earnings-per-share computations. Dividends on allocated ESOP shares are recorded as a reduction of shareholders' equity; dividends on unallocated ESOP shares are recorded as compensation expense. ESOP compensation expense for the six months ended December 31, 2000 and 1999 was $154,000 and $197,000, respectively.

The following is a summary of ESOP shares at December 31, 2000 and 1999:

                                                                           Shares
                                                              ---------------------------------
                                                                     2000            1999
                                                              ---------------------------------
Allocated shares..............................................       135,545           114,799
Unallocated shares............................................        22,521          24,133
Unreleased shares.............................................        60,788            83,308
                                                              ---------------------------------
Total ESOP shares.............................................       218,854           222,240
                                                              =================================

Fair value of unreleased shares at December 31,...............    $  593,000         $ 750,000
                                                              =================================

(9)  ACCOUNTING FOR DERIVATIVE INVESTMENTS AND HEDGING ACTIVITIES


During the fiscal year ended June 30, 2000, the Company entered into interest rate caps with a notional amount of $75.0 million with maturity dates ranging from June 14, 2001 to January 3, 2002. The interest rate caps are carried at fair market value of $416 and $166,000 in the Consolidated Statement of Financial Condition at December 31 and June 30, 2000, respectively. The change in the time value of the interest rate caps is included in expense for the quarter and the change that relates to the difference in fair value of the interest rate caps is adjusted to Accumulated Other Comprehensive Loss. At December 31, 2000, the Company continued to designate these caps as a cash flow hedge of the interest rate risk on short-term wholesale certificates of deposit which renew every 90 days and are indexed to the 3-month LIBOR. The caps are also indexed to the 3-month LIBOR interest rate with a 7% strike rate. Cash payments will be received by the Company if the 3-month LIBOR exceeds 7%.

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

At December 31, 2000, the interest rate caps are the only derivative instruments used by the Company to manage interest rate risk. The Company's derivative activities are monitored by its Asset Liability Committee as part of that Committee's oversight of risk management and asset/liability functions.

The Bank also categorizes certain commitments to originate mortgage loans as derivative financial instruments. Due to the short duration of the commitment the fair value of such commitments is considered immaterial to the Company's results of operations and financial position at December 31, 2000 and June 30, 2000.

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

The Company's primary strategy since the Conversion through fiscal 2000 has been to focus on effectively utilizing the capital acquired in the Conversion to fund asset growth and asset portfolio diversification into higher-yielding assets. This strategy resulted in an increase in the Company's asset size from $179.6 million at June 30, 1994 to $507.6 million at December 31, 2000. The Company's asset growth has come primarily through (i) the origination and purchase of mortgage loans (principally loans secured by one-to-four family owner-occupied homes) within and outside of the Company's primary lending area, (ii) the purchase of mortgage-backed and related securities, and (iii) the origination and purchase of commercial real estate and business loans within and outside of the Company's primary lending area. This asset growth was funded through significant increases in Federal Home Loan Bank ("FHLB") advances and other borrowings, and increases in deposits consisting primarily of brokered and non-brokered wholesale deposits.

The Company's asset portfolio diversification has been achieved by altering the composition of loans and securities originated, purchased, sold and held in the total asset portfolio. In particular, the Company has focused on originating and purchasing higher-yielding non-conforming one-to-four family, multi-family, commercial real estate and commercial business loans secured by properties or assets located both within and outside of the Company's primary lending area, to either replace or supplement lower-yielding one-to-four family mortgage loans and principal run-off from the mortgage securities portfolio. For the six months ended December 31, 2000, the Company originated and purchased loans or participation interests

(loan production) totaling $61.0 million and $13.2 million, respectively (total loan production of $74.2 million), as compared to the six months ended December 31, 1999 when originated and purchased loans and participation interests totaled $65.9 million and $68.3 million, respectively (total loan production of $134.2 million). Approximately $13.2 million and $66.8 million of the Company's total loan production related to properties or business assets located outside of the Company's primary lending area in the six months ended December 31, 2000 and 1999, respectively. It is anticipated that the lower level of loans purchased outside of the Company's lending area will continue through the balance of fiscal 2001.

The Company has substantially completed its strategy of utilizing the capital acquired in the Conversion to fund asset growth and asset portfolio diversification into higher-yielding assets. In fiscal 2001, the Company does not intend to significantly grow in asset size from its current level of $519.6 million at June 30, 2000 and may decrease its' asset size to maintain risk-based capital regulatory ratios. Under FDIC regulatory capital adequacy guidelines, the Bank must maintain certain amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations) in order to maintain its status as a well-capitalized institution. As of June 30, 2000 and December 31, 2000, the Bank was fully-leveraged from a risk-based capital standpoint, with ratios of total capital to risk-weighted assets of 10.34% and 11.17%, respectively (with a required ratio of 10%). See
Note 5 to the Company's Notes to Consolidated Financial Statements (Unaudited). Therefore, in fiscal 2001, in order to maintain its well-capitalized status, the Bank will only be able to increase its asset base to the extent of net retained earnings.

The Company intends to continue to maximize the yield on its loan portfolio in fiscal 2001 by maintaining the portfolio percentage composition of higher-yielding non-conforming one-to-four family, multi-family, commercial real estate and commercial business loans and selling substantially all of its current year lower-yielding one-to-four family mortgage loans originated. The Company projects that total loan production will be approximately $200 million in fiscal 2001 compared to $259.3 million in fiscal 2000. The Company anticipates that approximately less than half of its total loan production in fiscal 2001 will be generated from the purchase of loans secured by properties located outside of its primary market area. A significant portion of out-of-market purchases are expected to relate to non-conforming one-to-four family mortgage loans, multi-family and commercial real-estate loans.

The Company intends to evaluate the benefits of converting the Bank from a state thrift charter to a state bank charter in 2001. Under regulations established for state savings banks by the Wisconsin Department of Financial Institutions ("DFI"), the Bank is limited in the amount of commercial real estate and commercial business loans it can hold in its loan portfolio. The DFI approved limit for the Bank was 30% of the Bank's total asset base at December 31, 2000 and June 30, 2000. At December 31, 2000, the Bank had $132.1 million of such loans in its portfolio, representing 26.0% of the Bank's total asset base of $507.6 million. At June 30, 2000, the Bank had $138.3 million of such loans in its portfolio, representing 26.6% of the Bank's asset base of $520.0 million. The Company projects that the percentage of total assets represented by commercial real estate and commercial business loans will not increase significantly in fiscal 2001 as a substantial portion of these new originations and purchases are expected to be sold in the secondary market. Thus, while management believes that this regulatory limit is currently sufficient to meet the Bank's business strategy in fiscal 2001, the Company intends to evaluate whether a state bank charter would provide more lending flexibility.

The Company intends to increase the level of core retail deposits relative to brokered and non-brokered wholesale deposits which is expected to reduce the overall cost of liabilities for the Company. This process began in fiscal 2001 with the change of the name of the bank to Ledger Bank, S.S.B. from West Allis Savings Bank, and will continue with the opening of a new full-service banking center in Glendale, Wisconsin, implementing a proactive internal sales culture, and by offering an internet-only deposit product.

The Company changed its bank name from West Allis Savings Bank to Ledger Bank, S.S.B. during the second quarter of fiscal 2001. The Company intends to support the new name and enhanced brand identity through increased marketing expenditures in fiscal 2001. In addition, a new full-service banking center in Glendale, Wisconsin opened January 2, 2001. This north shore location currently serves as the executive and administrative headquarters for the Company and Bank. The full-service banking center offers traditional deposit products and services, discount brokerage services, and mortgage, consumer and commercial business lending services. The Company expects to incur significant non-interest expenses in connection with opening the new banking center.

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

During fiscal 2001, the Company intends to increase its non-interest income by expanding the secondary marketing activities of its residential mortgage division, generating additional fee income through the sale of mortgage credit and life insurance, and through the referral of subprime mortgage loans to a third party lender. The Company expects one-to-four family mortgage loan originations to increase due to the lower level of market interest rates and increased marketing activities and expansion of our retail banking centers. It is currently anticipated that substantially all of the 30-year fixed rate conforming one-to-four family mortgage loans originated in fiscal 2001 will be sold in the secondary market resulting in income from gains on loans sold.

During fiscal 2001, the Company plans to generate non-interest income by leveraging its existing commercial lending capabilities through the origination, selling and servicing of commercial real estate mortgages on a national basis, with primary concentration in the southwest and western regions of the country. While the Company primarily expects to originate and purchase commercial real estate mortgages on a national basis, it also may originate and purchase loans or participation interests in loans secured by multi-family real estate and commercial business assets. The new commercial mortgage banking operation, Ledger Financial, Inc. ("LFI"), is a wholly-owned subsidiary of the Company. LFI will originate loans from a third party commercial real-estate broker on a non-exclusive basis and act as the lender of record until the loan is sold without recourse, generally within 45 days of the loan closing. LFI will retain the servicing rights to these loans and receive a servicing fee. The Company estimates that based on LFI operations for the six months ended December 31, 2000 approximately $30 - $50 million of commercial real estate mortgage loans will be originated, sold and serviced on a national basis, with primary concentration in the southwest and western regions of the country. During the six months ended December 31, 2000, LFI originated a $3.7 million loan and sold $1.5 million of that loan. LFI revenues, generated primarily through the collection of originating and servicing fees, are projected to be approximately $125,000 - $200,000 in fiscal 2001. The primary benefit of the expansion of the Bank's commercial lending activities is to gain economies of scale through the ability to leverage existing staff, expertise level, overhead and infrastructure in order to increase fee income without a significant incremental increase in expenses.

The Company expects to incur significant increases in non-interest expense as a result of implementing its strategic business plan in fiscal 2001. In addition, due to the Company's negative interest rate gap position (32.9% at December 31, 2000) and the lower level of market interest rates experienced so far in 2001, management estimates that net interest income will increase during the last quarter of fiscal 2001 and in future quarters provided market interest rates remain unchanged or decline. Due to the contractual maturity structure of both retail and wholesale certificates of deposit, the benefit of lower interest rates is realized by the Company in future quarters as those certificates of deposit mature and are repriced at the new lower interest rates. To mitigate the potential negative effect on net income in future periods due to increases in market interest rates, the Company intends to continue to decrease its negative interest rate gap position by lengthening the maturities of its wholesale funding sources (wholesale brokered CDs and FHLB advances). The Company also may implement hedging strategies involving derivative financial instruments such as options and interest rate swaps during fiscal 2001. See "Management's Discussion and Analysis of Financial Condition - Asset/Liability Management." As a result of the projected expense increases and narrowing of interest margin due to the negative gap position and the generally higher level of interest rates in the first half of fiscal 2001, the Company expects net income in fiscal 2001 to fall below reported net income for fiscal 2000. Despite the projected decline in net income, the Company believes the strategic benefits of the expanded sales and branch activities will have a long-term positive impact on the Company's results of operations and franchise value.


LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds are retail and wholesale brokered deposits, proceeds from principal and interest payments on loans, principal and interest payments on mortgage-backed and related securities, FHLB-Chicago advances and reverse repurchase agreements. Alternative funding sources are evaluated and utilized based upon factors such as interest rates, availability, maturity, administrative costs and retention capability. Although maturity and scheduled amortization of loans are predictable sources of funds, deposit flows, mortgage prepayments and prepayments on mortgage-backed and related securities are influenced significantly by general interest rates, economic conditions and competition. Mortgage loans and mortgage securities prepayments increased in fiscal 1999 overall as interest rates declined significantly during the first half of the fiscal year before increasing in the last half of the fiscal year. As a result of the upward trend in interest rates that extended through most of fiscal 2000, mortgage loan and mortgage securities prepayments and gain on sales of loans have decreased compared to the fiscal 1999 period. Interest rates have decreased during the six months ended December 31, 2000 producing an increase in gains on the sales of loans for the period.

The primary investing activity of the Company is the origination and purchase of loans and the purchase of mortgage-backed and related securities. For the six months ended December 31, 2000, the Company originated and purchased loans totaling $61.0 million and $13.2 million, respectively, as compared to the six months ended December 31, 1999 when originated and purchased loans totaled $65.9 million and $68.3 million, respectively. Purchases of mortgage-backed and related securities held-to-maturity for the six months ended December 31, 2000 and 1999 totaled $0 and $8.1 million, respectively. There were no purchases of investment securities held-to-maturity for the six months ended December 31, 2000 and 1999.

For the six months ended December 31, 2000 and 1999, these activities were funded primarily by principal repayments on loans of $64.4 million and $60.1 million, respectively; principal repayments on mortgage-backed and related securities of $6.1 million and $23.6 million, respectively; proceeds from the sale of mortgage loans of $20.5 million and $6.8 million, respectively; net proceeds from notes payable to the FHLB-Chicago of $20.0 and $23.5 million, respectively; and a net increase in deposits of $29.5 million during the 1999 period. There were purchases of $807,000 of securities available-for-sale for the six months ended December 31, 2000, compared to purchases of $34.7 million for the six months ended December 31, 1999.

There were no sales of securities available-for-sale for the six months ended December 31, 2000 and sales of $44.8 million for the six months ended December 31, 1999. There were no purchases or sales of trading securities for the six months ended December 31, 2000 and 1999.

The Company is required to maintain minimum levels of liquid assets under the regulations of the Wisconsin Department of Financial Institutions, Division of Savings and Loan for state-chartered stock savings banks. Savings banks are required to maintain an average daily balance of liquid assets (including cash, certain time deposits, certain bankers acceptances, certain corporate debt securities, securities of certain mutual funds and specified United States government, state or federal agency obligations) of not less than 8.0%. The Company's liquidity ratio was 12.35% at December 31, 2000. The Company adjusts its liquidity levels to meet various funding needs and to meet its asset and liability management objectives.

The Company's most liquid assets are cash and cash equivalents, which include investments in highly-liquid, short-term investments. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. At December 31, 2000 and June 30, 2000, cash and cash equivalents were $19.2 million and $16.6 million, respectively. The increase in cash and cash equivalents was due to a decrease in loans receivable and principal repayments on securities.

Liquidity management for the Company is both an ongoing and long-term function of the Company's asset/liability management strategy. Excess funds generally are invested in short-term investments such as federal funds or overnight deposits at the FHLB-Chicago. Whenever the Company requires funds beyond its ability to generate them internally, additional sources of funds are available and obtained from the wholesale brokered and non-brokered market as well as the unused credit line from the FHLB-Chicago (subject to the Board-imposed and regulatory limitations discussed herein), and funds also may be available through reverse repurchase agreements wherein the Company pledges investment, mortgage-backed or related securities. The Company maintains a federal funds open line of credit in the amount of $10.0 million with a correspondent bank which does not require the direct pledging of any assets and could be used to replace a portion of its interest rate sensitive liabilities such as borrowings and deposits should such funding sources become difficult to obtain or retain due to an adverse interest rate environment. Also, during the six months ended December 31, 2000, the Company secured an additional $10.0 million federal funds open line of credit with a separate correspondent bank. For a summary of the Company's borrowings, see footnote (7) "Notes Payable and Other Borrowings" contained in the section entitled "Notes to Consolidated Financial Statements." In addition, the Company maintains a relatively high level of liquid assets, such as investment securities and mortgage-backed and related securities available-for-sale, in order to insure sufficient sources of funds are available to meet the Company's liquidity needs.

At December 31, 2000, retail and wholesale certificates of deposit totaled $54.5 million and $200.5 million, respectively. Management believes that a significant portion of its retail deposits will remain with the Company and, in the case of wholesale brokered deposits, may be replaced with similar type accounts should the level of interest rates change. However, in the event of a significant increase in market interest rates, the cost of obtaining replacement wholesale deposits and FHLB advances would increase as well.

The Bank's Board of Directors has set a maximum limitation of total borrowings equal to 32% of total assets. The internal limitation is 3% below the allowable borrowing limit (for all borrowings including FHLB advances and reverse repurchase agreements) of 35% of total assets established by the FHLB-Chicago. At December 31, 2000, FHLB advances totaled $132.5 million or 26.2% of the Bank's total assets. At December 31, 2000, securities sold under agreements to repurchase were $9.2 million or 1.8% of the Bank's total assets. At December 31, 2000, the Bank had unused borrowing authority under the borrowing limitations established by the Board of Directors of $20.3 million and $35.5 million under the FHLB total asset limitation. The Bank has and intends to continue to fund asset growth in fiscal 2001 through modest increases in FHLB advances, and maintain the 3% excess borrowing cushion through modest increases in FHLB advances and reverse repurchase agreements.

The Company has various unfunded commitments at December 31, 2000 which represent amounts the Company expects to fund during the quarter ended March 31, 2000. For a summary of such commitments, see discussion under footnote (4) "Commitments and Contingencies" contained in the section entitled, "Notes to Consolidated Financial Statements." The Company anticipates it will have sufficient funds available to meet its current loan commitments, including loan applications received and in process to the issuance of firm commitments.


CHANGE IN FINANCIAL CONDITION

Total assets decreased $12.0 million, or 2.3%, from $519.6 million at June 30, 2000 to $507.6 million at December 31, 2000. This decrease is primarily reflected in a decrease in loans receivable, mortgage-backed and related securities available-for-sale and deposits. Cash and cash equivalents were $19.2 million and $16.6 million at December 31, 2000 and June 30, 2000, respectively. The increase in cash and cash equivalents was due to a decrease in loans receivable and principal repayments on securities.

Loans receivable decreased to $377.3 million at December 31, 2000 compared to $391.8 million at June 30, 2000. The decrease in loans receivable at December 31, 2000 as compared to June 30, 2000 is primarily the result of management's decision to decrease the level of loans purchased to increase the Bank's ratio of total capital to risk-weighted assets. At December 31, 2000, the ratio of total capital to risk-weighted assets was 11.17% as compared to 10.34% at June 30, 2000.

Total mortgage loans originated and purchased amounted to $55.5 million ($13.2 million of which were purchased mortgage loans) and $115.6 million ($62.8 million of which were purchased mortgage loans) for the six months ended December 31, 2000 and 1999, respectively. At December 31, 2000, the multifamily and commercial components of the Company's loan portfolio totaled $180.9 million, or 35.6% of the total loan portfolio, compared to $153.5 million, or 29.6% of the total loan portfolio at December 31, 1999.

During the six months ended December 31, 2000, the Company did not originate or purchase non-conforming one-to-four family mortgage loans as compared to the six months ended December 31, 1999 when the Company purchased $33.4 million in non-conforming one-to-four family mortgage loans. Of the $61.0 million in loans originated during the six months ended December 31, 2000, $23.0 million were conforming one-to-four family mortgage loans, $15.8 million were commercial business loans, $6.8 million were home equity loans, $4.5 million were multi-family mortgage loans, $8.0 million were commercial real estate loans, $67,000 were land loans and $2.8 million were consumer-related loans. The increase in commercial business loans originated for the six months ended December 31, 2000 as compared to the comparable 1999 period reflects a significant increase in the refinance of commercial business loans during the 2000 period. Of the $13.2 million in loans purchased during the six months ended December 31, 2000, all were commercial real estate loans purchased outside of the Company's primary lending area. The lower level of loans purchased outside of the Company's primary lending area in the 2000 period as compared to the 1999 period is expected to continue for the balance of fiscal 2001.

Of the $65.9 million in loans originated during the six months ended December 31, 1999, $21.5 million were conforming one-to-four family mortgage loans, $10.0 million were multi-family mortgage loans, $13.9 million were commercial real estate loans, $10.2 million were commercial business loans, $5.8 million were home equity loans and $2.9 million were consumer-related loans. Of the $68.3 million in loans purchased during the six months ended December 31, 1999, $33.4 million were non-conforming one-to-four family mortgage loans purchased outside of the primary lending area, $22.5 million were commercial real estate loans purchased outside of the primary lending area, $4.9 million were multi-family mortgage loans purchased outside of the primary lending area, $1.5 million were commercial real estate loans purchased within the primary lending area, $5.5 million were commercial business loans purchased outside of the primary lending area and $500,000 was a land loan purchased outside of the primary lending area.

Sales of fixed-rate mortgage loans totaled $20.5 million for the six months ended December 31,2000, compared to $6.8 million for the six months ended December 31, 1999. The increase in the sales of fixed-rate mortgage loans in the 2000 period is due to the lower level of market interest rates that increased to level of one-to-four family mortgage loans originated. Management continues to sell such loans to produce cash gains on the sale and to manage the Company's interest rate risk since these loans typically have long term fixed-rate maturities.

Securities available-for-sale decreased to $72.6 million at December 31, 2000 compared to $74.3 million at June 30, 2000. Mortgage-backed and related securities available-for-sale decreased to $32.1 million at December 31, 2000 compared to $35.9 million at June 30, 2000. Securities held-to-maturity decreased to $13.6 million at December 31, 2000 compared to $15.0 million at June 30, 2000. The decrease in securities available-for-sale and securities held-to-maturity was the result of not replacing the principal repayments with purchased securities.

Deposits decreased $26.3 million to $319.0 million at December 31, 2000 from $345.3 million at June 30, 2000. The decrease in deposits was primarily due to the Company's decrease in wholesale brokered certificates of deposits because of a decrease in total assets to fund during the six months ended December 31, 2000. Brokered certificates of deposit totaled $189.2 million at December 31, 2000, representing 59.3% of total deposits as compared to $216.2 million, or 62.6% of total deposits, at June 30, 2000. Non-brokered wholesale deposits totaled $11.3 million at December 31, 2000, representing 3.5% of total deposits as compared to $14.2 million, or 4.1% of total deposits at June 30, 2000. Deposits are the Company's primary source of externally generated funds. The level of deposits is heavily influenced by such factors as the general level of short- and long-term interest rates as well as alternative yields that investors may obtain on competing investment securities such as money market mutual funds.

FHLB-Chicago advances increased to $132.5 million at December 31, 2000 compared to $112.5 million at June 30, 2000. Securities sold under agreements to repurchase decreased to $9.2 million at December 31, 2000 compared to $18.5 million at June 30, 2000. The Company has increased its use of FHLB-Chicago advances and decreased its use of securities sold under agreements to repurchase as a cost efficient way to increase the maturity of the Company's liabilities and improve the Company's negative interest rate gap.


ASSET/LIABILITY MANAGEMENT

The Company closely monitors interest rate risk in an attempt to manage the extent to which net interest income is significantly affected by changes in market interest rates. In managing the Company's interest rate risk during the six months ended December 31, 2000, the Company utilized FHLB advances to lengthen the maturity of its' interest costing liabilities due primarily to the attractive rates offered on FHLB advances as compared to retail and wholesale deposits. During the six months ended December 31, 2000, the Company did not increase its' use of derivative securities to hedge its' negative interest rate gap. For a summary of derivative securities activities, see discussion under footnote (9) "Accounting for Derivative Investments and Hedging Activities" contained in the section entitled, "Notes to Consolidated Financial Statements". At December 31, 2000, the Company's estimated cumulative one-year gap between assets and liabilities was a negative 32.9% of total assets as compared to a negative 41.1% at June 30, 2000.

The decrease in the Company's negative one-year gap reflects the increased use of longer-term maturity FHLB advances to fund its' asset base. Beginning in January 2000 and in conjunction with the increased negative gap position of the Company, management with the approval of the Board of Directors has started to manage the interest rate risk on the Company's short-term wholesale certificates of deposit using interest rate caps to limit the Company's exposure to rising interest rates. See Footnote (9) "Accounting for Derivative Investments and Hedging Activities" for discussion of the caps. At December, 2000, the notional amount of the interest rate caps was $75 million with maturity dates of June 14, 2001 and January 3, 2002. The interest rate caps are tied to the 3-month LIBOR interest rate with a 7.0% strike rate. Payments will be received by the Bank if the 3-month LIBOR increases over the 7.0% strike rate. The unamortized cost and fair value of the interest rate caps was $416 and $166,000 at December 31, 2000 and June 30, 2000, respectively, and is recorded as an other asset in the Consolidated Statement of Financial Condition. The time value of the caps of $102,000 was recognized in Interest Expense in the Consolidated Statements of Income and the change in fair value of $39,000 was recognized as a component of Accumulated Other Comprehensive Loss for the six months ended December 31, 2000. There are certain risks associated with interest rate caps, including the risk that the counterparty may default and that there may not be an exact correlation between the indices on which the interest rate cap agreements are based and the terms of the hedged liabilities. In order to offset these risks, the Company generally enters into interest rate cap agreements only with nationally recognized securities firms and monitors the credit status of counterparties, the level of collateral for such caps and the correlation between the hedged liabilities and the indices utilized.

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

ASSET/LIABILITY MANAGEMENT SCHEDULE

The following table sets forth at December 31, 2000 the amounts of interest-earning assets and interest-bearing liabilities maturing or repricing within the time periods indicated, based on the information and assumptions set forth in the notes thereto.

                                                                            AMOUNT MATURING OR REPRICING
                                                      -----------------------------------------------------------------------
                                                                               MORE THAN    MORE THAN
                                                     WITHIN        FOUR TO      ONE YEAR   THREE YEARS
                                                      THREE        TWELVE       TO THREE    TO FIVE    OVER FIVE
                                                     MONTHS        MONTHS        YEARS       YEARS       YEARS        TOTAL
                                                     ------        ------        -----       -----       -----        -----
                                                                            (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS(1):
Mortgage loans(2):
     Fixed rate....................................  $ 13,243      $  30,768     $ 78,696    $ 69,442   $ 54,535     $246,684
     Adjustable rate...............................    33,030         36,732       35,019       4,026      1,028      109,835
Consumer loans (2).................................       115          2,423          412         122          -        3,072
Commercial loans (2)...............................     5,718          5,743        5,689       1,724          -       18,874
Mortgage-backed and related securities:
     Fixed rate and securities available-for-sale..     1,702          4,517        8,721       5,534      6,861       27,335
     Adjustable rate...............................    11,072          7,267            -           -          -       18,339
Investment securities and
  securities available-for-sale ...................    25,029            717            -       9,950     29,670       65,366
                                                     --------       --------     --------    --------   --------     --------
     Total interest-earning assets.................  $ 89,909       $ 88,167     $128,537     $90,798    $92,094     $489,505
                                                     ========       ========     ========    ========   ========     ========

INTEREST-BEARING LIABILITIES:
Deposits(3):
     NOW accounts..................................  $    314       $    942    $   1,494    $    732   $    704     $  4,186
     Money market deposit accounts.................     5,079         15,238       11,378       1,820        347       33,862
     Passbook savings accounts.....................     1,153          3,459        5,489       2,690      2,584       15,375
     Certificates of deposit.......................   116,901        118,668       17,316       2,173          -      255,058
     Escrow deposits...............................         -          1,197            -           -          -        1,197
Borrowings(4)
     FHLB advances and other borrowings............    74,090          8,000       18,030      40,000      6,500      146,620
                                                     --------       --------     --------    --------   --------     --------
     Total interest-bearing liabilities............  $197,537       $147,504     $ 53,707    $ 47,415   $ 10,135     $456,298
                                                     ========       ========     ========    ========   ========     ========
Excess (deficiency) of interest-earning assets over
  interest-bearing liabilities..................... ($107,628)     ($ 59,337)    $ 74,830    $ 43,383   $ 81,959     $ 33,207
                                                     ========       ========     ========    ========   ========     ========
Cumulative excess (deficiency) of interest-earning
  assets over interest-bearing liabilities......... ($107,628)     ($166,965)   ($ 92,135)  ($ 48,752)  $ 33,207     $ 33,207
                                                     ========       ========     ========    ========   ========     ========
Cumulative excess (deficiency) of interest-earning
  assets over interest-bearing liabilities
  as a percent of total assets.....................     (21.2)%        (32.9)%      (18.1)%      (9.6)%      6.5%         6.5%
                                                        =====          ======       ======       ====        ===          ===

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

(2) Balances have been reduced for undisbursed loan proceeds, unearned credit insurance premiums, deferred loan fees, purchased loan discounts and the allowance for loan losses, which aggregated $16.6 million at December 31, 2000.

(3) Although the Company's negotiable order of withdrawal ("NOW") accounts, passbook savings accounts and money market deposit accounts generally are subject to immediate withdrawal, management considers a certain historical amount of such accounts to be core deposits having significantly longer effective maturities and times to repricing based on the Company's historical retention of such deposits in changing interest rate environments. NOW accounts, passbook savings accounts and money market deposit accounts are assumed to be withdrawn at annual rates of 30%, 30% and 60%, respectively, of the declining balance of such accounts during the period shown. The withdrawal rates used are higher than the Company's historical rates but are considered by management to be more indicative of expected withdrawal rates currently. If all of the Company's NOW accounts, passbook savings accounts and money market deposit accounts had been assumed to be subject to repricing within one year, the one-year cumulative deficiency of interest-earning assets over interest-bearing liabilities would have been $194.2 million or 38.2% of total assets.

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

The following table sets forth information regarding the Bank's non-accrual loans and foreclosed properties at the dates indicated:

                                                                              THREE MONTHS ENDED
                                                           ---------------------------------------------------------

                                                              DEC 31     SEP 30     JUN 30      MAR 31      DEC 31
                                                              2000        2000       2000        2000        1999
                                                              ----        ----       ----        ----        ----


Non-accrual mortgage loans............................        $2,361      $1,990     $1,798      $1,812      $2,100
Non-accrual consumer loans............................            44          48         54          63          65
Non-accrual commercial loans & leases.................         2,127           -          -         163           -
                                                              ------      ------     ------      ------      ------
Total non-accrual loans...............................        $4,532      $2,038     $1,852      $2,038      $2,165
                                                              ======      ======     ======      ======      ======

Loans 90 days or more
  delinquent and still accruing.......................            46          16         18         118         118
                                                              ------      ------     ------      ------      ------
Total non-performing loans............................        $4,578      $2,054     $1,870      $2,156      $2,283
                                                              ======      ======     ======      ======      ======

Non-accrual investment securities.....................             -           -          -           -           -
Total foreclosed real estate net of
  related allowance for losses .......................         1,095       1,145      1,114         960         960
                                                              ------      ------     ------      ------      ------
Total non-performing assets...........................        $5,673      $3,199     $2,984      $3,116      $3,243
                                                              ======      ======     ======      ======      ======

Non-performing loans to
  gross loans receivable..............................         1.17%       0.51%      0.45%       0.54%       0.61%
                                                               =====       =====      =====       =====       =====

Non-performing assets to
  total assets .......................................         1.12%       0.62%      0.57%       0.61%       0.63%
                                                               =====       =====      =====       =====       =====


At December 31, 2000, non-performing loans increased to $4.6 million from $1.9 million at June 30, 2000. The increase is due primarily to the increase in non-accrual commercial leases and mortgage loans. Impaired loans increased to $2.6 million at December 31, 2000 from $880,000 at June 30, 2000. Impaired loans consist primarily of commercial and commercial real estate loans for which, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Management believes that these loans are adequately collateralized and/or have specific loan loss reserves established which are adequate to absorb probable losses related to resolution. The increase in impaired loans is due primarily to two commercial loans to one borrower with an aggregate balance of $2.1 million at December 31, 2000. The loans are collateralized by fixtures and equipment of a resort property located outside of the Bank's primary lending area. The resort is currently operating under the protection of Chapter 11 of the bankruptcy laws. On January 23, 2001 Debtor in Possession financing was approved by the bankruptcy court. Loan payments are scheduled to resume on February 1, 2001 and February 15, 2001. In accordance with the terms of the Debtor in Possession financing, a buyer for the resort must be identified by May 31st with a closing no later than September 30, 2001. Management currently believes the underlying value of the property and the Bank's collateral position are sufficient to cover the Bank's loan balance. Therefore, the Company has determined that no loss is probable at this time.

Potential problem loans are loans where known information about possible credit problems of borrowers causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms. The decision by management to categorize a loan as a potential problem loan does not necessarily indicate that the Company expects losses to occur, but that management recognizes there is a higher degree of risk associated with these performing loans. At December 31, 2000, the Bank had a potential problem loan with a balance of $663,000 secured by 6 first lien one-to-four family mortgages held in trust for the benefit of the Bank and a secondary payee under the loan obligation. The original balance of the loan was $4.1 million. At December 31, 2000, the loan was current as to payment of principal and interest. Proceeds from payments made to the trustee from potential homeowners (occupying the properties under 2-year leases with an option to purchase at an agreed upon price upon expiration of the lease-term), or from any other eventual sale of the one-to-four family residences securing the obligation, are to be applied by the trustee first to the repayment of the total of all principal and interest due the Bank, with any excess over such amounts becoming due to the secondary payee. The Bank assumed responsibility for receipt and servicing of payments from the potential homeowners upon the secondary payee's filing of bankruptcy in June 1999. The Bank also removed a third party bank as the bond trustee and appointed itself as trustee in December 1999. The one-to-four family properties securing the obligation are located in the Bank's primary lending area and management believes the underlying value of the properties and the Bank's first lien status are sufficient to prevent any significant loss from this credit.

ALLOWANCE FOR LOAN LOSSES

The following table sets forth an analysis of the Bank's allowance for loan losses:

                                                                SIX MONTHS            YEAR             SIX MONTHS
                                                                   ENDED              ENDED               ENDED
                                                               DEC. 31, 2000      JUNE 30, 2000       DEC. 31, 1999
                                                               -------------      -------------       -------------

                                                                              (DOLLARS IN THOUSANDS)
         Balance at beginning of period.....................    $   3,201       $    2,648            $   2,648
         Additions charged to expense:
           Multi-family and commercial real estate..........          140              499                  197
           Consumer.........................................           40              143                   55
           Commercial.......................................            -              229                   38
                                                                   ------     ------------          -----------
                                                                      180              871                  290

         Recoveries:
            Multi-family and commercial real estate.........           10              499                    -
            Consumer........................................           26              143                   14
            Commercial......................................           10               22                    -

         Charge-offs:
            One- to four-family.............................          (57)             (43)                 (30)
            Multi-family & commercial real estate...........         (128)            (119)                   -
            Consumer........................................          (90)            (178)                 (12)
                                                              ------------    ------------          -----------
                                                                     (276)            (340)                 (42)
                                                              ------------    ------------          -----------

         Net charge-offs....................................          (230)           (318)                 (28)
                                                              ------------    ------------          -----------

         Balance at end of period...........................    $    3,151       $    3,201           $    2,910
                                                                ==========    =============         ============

        Allowance for loan losses to
           non-performing loans at end
           of the period....................................       68.83%          171.26%              127.49%
                                                                ==========    =============         ============

        Allowance for loan losses to
           total loans at end of the period.................        0.80%            0.78%                0.78%
                                                                ==========    =============         ============


Management believes that the allowance for loan losses is adequate as of December 31, 2000.

RESULTS OF OPERATIONS - COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999

GENERAL

Net income for the three months ended December 31, 2000 decreased to $494,000 from $911,000 for the comparable 1999 period. The decrease in net income was primarily due to a decrease in net interest income. The decrease in net interest income was primarily due to a decrease in net interest margin from 2.60% for the three months ended December 31, 1999 to 2.15% for the comparable 2000 period. Return on average equity decreased to 5.84% for the three months ended December 31, 2000 from 10.79% for the comparable 1999 period. Return on average assets decreased to 0.39% for the three months ended December 31, 2000 from 0.69% for the comparable 1999 period. The decrease in the return on average equity and the return on average assets is due to the decrease in net income for the three months ended December 31, 2000.

NET INTEREST INCOME

The following table presents certain information related to average interest-earning assets and liabilities, net interest rate spread and net interest margin:

                                                           FOR THE THREE MONTHS ENDED DECEMBER 31,
                                        ------------------------------------------------------------------------------
                                                          2000                                  1999
                                            -------------------------------       --------------------------------

                                                       INTEREST    AVERAGE                    INTEREST      AVERAGE
                                             AVERAGE    EARNED/    YIELD/         AVERAGE      EARNED/      YIELD/
                                             BALANCE     PAID       RATE          BALANCE       PAID         RATE
                                             -------     ----       ----          -------       ----         ----
                                                                   (DOLLARS IN THOUSANDS)
ASSETS:
Interest-earning assets:
  Mortgage loans.......................... $362,420     $7,360      8.12%        $319,142      $6,374       7.99%
  Consumer loans..........................    2,972         99     13.32            3,480         118      13.56
  Commercial loans........................   20,528        454      8.85           21,566         538       9.98
                                          ---------     ------                   --------      ------
     Total loans..........................  385,920      7,913      8.20          344,188       7,030       8.17
  Securities held-to-maturity:
    Mortgage-backed securities............    1,251         18      5.76            8,784         137       6.24
    Mortgage related securities...........   12,711        218      6.86           45,185         731       6.47
                                          ---------     ------                   --------      ------
      Total mortgage-backed
       and related securities.............   13,962        236      6.76           53,969         868       6.43
  Investment and other securities.........   11,857        180      6.07            9,171         133       5.80
  Securities available-for-sale...........   72,491      1,327      7.32           89,106       1,524       6.84
  Federal Home Loan Bank stock............    8,045        161      8.00            7,407         139       7.51
                                          ---------     ------                   --------      ------
    Total interest-earning assets.........  492,275      9,817      7.98          503,841       9,694       7.70
Non-interest earning assets...............   10,183                                22,956
                                          ---------                              --------
    Total assets.......................... $502,458                              $526,797
                                           ========                              ========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
  NOW accounts............................  $ 3,630          7      0.77%        $  2,866          13       1.81%
  Money market deposit accounts...........   33,574        468      5.58           33,004         362       4.39
  Passbook accounts.......................   16,321        118      2.89           20,130         147       2.92
  Certificates of deposit.................  257,512      4,414      6.86          252,085       3,477       5.52
                                          ---------     ------                   --------      ------
    Total deposits........................  311,037      5,007      6.44          308,085       3,999       5.19
Advance payments by borrowers
  for taxes and insurance................     5,235         27      2.06            4,526          26       2.39
Borrowings................................  137,060      2,142      6.25          168,755       2,393       5.67
                                          ---------     ------                   --------      ------
    Total interest-bearing liabilities....  453,332      7,176      6.33          481,366       6,418       5.20
Non-interest bearing deposits
  and liabilities.........................   15,267                                11,665
Shareholders' equity......................   33,859                                33,766
                                          ---------                              --------
    Total liabilities and
      shareholders' equity................ $502,458                              $526,797
                                          =========                              ========
Net interest income/interest rate spread..              $2,641      1.65%                      $3,276       2.37%
                                                        ======      =====                      ======       =====
Net earning assets/net interest margin....  $38,943                 2.15%        $ 22,475                   2.60%
                                          =========                 =====        ========                   =====

Net interest income before provision for losses on loans decreased $636,000, or 19.4%, to $2.6 million for the three months ended December 31, 2000 from $3.3 million for the comparable 1999 period. Interest income increased $122,000 for the three months ended December 31, 2000, partially offset by an increase in interest expense of $758,000. The lower level of net interest income primarily reflects a decrease in interest rate spread to 1.65% for the three months ended December 31, 2000 from 2.37% for the comparable 1999 period and a 2.3% decrease in average interest-earning assets to $492.3 million for the three months ended December 31, 2000 from $503.8 million for the comparable 1999 period and by a 73.3% increase in the excess of the Company's average interest-earning assets over average interest-bearing liabilities to $38.9 million for the three months ended December 31, 2000 from $22.5 million for the comparable 1999 period. The decrease in interest rate spread was primarily due to increased cost of funding sources in the 2000 period as compared to the 1999 period.

INTEREST INCOME

Interest income increased 1.3% to $9.8 million for the three months ended December 31, 2000 from $9.7 million for the comparable 1999 period. The increase in interest income was the result of an increase of 28 basis points in the yield on interest-earning assets to 7.98% for the three months ended December 31, 2000 from 7.70% for the comparable 1999 period, offset by a decrease in average interest-earning assets of 2.3% to $492.3 million for the three months ended December 31, 2000 from $503.8 million for the comparable 1999 period. Interest income on loans increased 12.6% to $7.9 million for the three months ended December 31, 2000, from $7.0 million for the comparable 1999 period. The increase was the result of an increase in the Company's average gross loans of 12.1% to $385.9 million for the three months ended December 31, 2000 from $344.2 million for the comparable 1999 period and by an increase in average yield to 8.20% for the 2000 period from 8.17% for the comparable 1999 period. Gross loans increased primarily as a result of the Company purchasing more loans in the secondary market and increases in multi-family and commercial components of the portfolio and retaining substantially all of its adjustable and short-term fixed rate loan originations. See "Change in Financial Condition" for a discussion of the increase in gross loans. The increase in yield is attributable to the increase in loans originated and purchased at higher interest rates and the upward increase on adjustable rate loans since the period ending December 31, 1999.

Interest income on mortgage-backed securities decreased 86.9% to $18,000 for the three months ended December 31, 2000 from $137,000 for the comparable 1999 period. The decrease was primarily due to a decrease in average balances to $1.3 million for the three months ended December 31, 2000 from $8.8 million for the comparable 1999 period and by a decrease in average yield to 5.76% for the 2000 period from 6.24% for the 1999 period. Interest income on mortgage-related securities decreased 70.2% to $218,000 for the three months ended December 31, 2000 from $731,000 for the comparable 1999 period. The decrease was primarily due to a decrease in average balances to $12.7 million for the three months ended December 31, 2000 from $45.2 million for the comparable 1999 period, offset by an increase in yield to 6.86% for the 2000 period from 6.47% for the 1999 period. The decrease in average balances of mortgage-backed securities and mortgage-related securities was primarily due to the sale of $2.8 million and $23.1 million, respectively, in the three months ended March 31, 2000. The increase in average yield on mortgage-related securities was primarily due to accelerated amortization of purchase premiums on mortgage related securities due to faster than projected principal repayments during the 1999 period. The decrease in average balances of mortgage-backed and related securities is due to management's decision to replace securities that were sold and repaid with loans. Interest income on investment securities and securities available-for-sale and investment and other securities decreased 9.1% to $1.5 million for the three months ended December 31, 2000 from $1.7 million for the comparable 1999 period. The decrease was primarily due to a decrease in average balances to $84.3 million for the three months ended December 31, 2000 from $98.3 million for the 1999 period, offset by an increase in average yield to 7.15% for the three months ended December 31, 2000 from 6.74% for the comparable 1999 period. The decrease in securities available-for-sale was due to management's decision to sell securities during the 2000 period to fund loan originations and purchases. The increased average yield was primarily attributable to the increase in interest rates during fiscal year 2000.

INTEREST EXPENSE

Interest expense increased 11.8% to $7.2 million for the three months ended December 31, 2000 from $6.4 million for the comparable 1999 period. The increase was the result of an increase in the average rate paid on interest-bearing liabilities to 6.33% for the 2000 period from 5.20% for the 1999 period, offset by a 5.8% decrease in the average amount of interest-bearing liabilities to $453.3 million for the three months ended December 31, 2000 compared to $481.4 million for the comparable 1999 period. The increased balances of certificate of deposit accounts and money market deposit accounts at higher average interest rates was the primary reason for the increase in the average rate paid on the interest-bearing liabilities for the three months ended December 31, 2000 as compared to the 1999 period. Interest expense on deposits increased 25.2% to $5.0 million for the three months ended December 31, 2000 from $4.0 million for the comparable 1999 period. The increase was the result of an increase in the average rate paid to 6.44% for the three months ended December 31, 2000 from 5.19% for the 1999 period and by an increase in average balances of 1.0% to $311.0 million for the three months ended December 31, 2000 from $308.1 million for the comparable 1999 period. The increase in deposits was primarily due to an increase of 2.2% in certificates of deposit accounts to $257.5 million for the three months ended December 31, 2000 from $252.1 million for the comparable 1999 period, with an increase in the average rate paid to 6.86% for the 2000 period from 5.52% for the 1999 period. Money market deposit accounts increased 1.7% to $33.6 million for the three months ended December 31, 2000 from $33.0 million for the comparable 1999 period and by an increase in average rate paid to 5.58% for the 2000 period from 4.39% for the 1999 period. NOW accounts increased 26.7% to $3.6 million for the three months ended December 31, 2000 from $2.9 million for the comparable 1999 period, offset by a decrease in average rate paid to 0.77% for the 2000 period from 1.81% for the 1999 period.

Offsetting the increases in deposits was a decrease in passbook accounts of 18.9% to $16.3 million for the three months ended December 31, 2000 from $20.1 million for the comparable 1999 period. The Company's increase in certificates of deposit was the result of aggressive marketing and pricing and the use of brokered certificates of deposit. Of the $257.5 million in the average balance of certificates of deposit for the three months ended December 31, 2000, $190.5 million, or 74.0%, represented brokered certificates of deposit compared to $166.4 million, or 66.0%, for the 1999 period. The average rate paid on brokered certificates of deposit increased to 6.83% for the three months ended December 31, 2000 from 5.48% for the comparable 1999 period. The increase was primarily due to the increased interest rate environment in the 2000 period as compared to the 1999 period. Interest on borrowings (FHLB advances and reverse repurchase agreements) decreased 10.5% to $2.1 million for the three months ended December 31, 2000 from $2.4 million for the comparable 1999 period. The decrease was primarily due to the decrease in average balances of FHLB advances and reverse repurchase agreements of 18.8% to $137.1 million for the three months ended December 31, 2000 from $168.8 million for the comparable 1999 period, offset by an increase in the average rate paid to 6.25% for the 2000 period from 5.67% for the 1999 period. See comments under "Change in Financial Condition" contained in the section entitled, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of deposits.

PROVISION FOR LOSSES ON LOANS

The provision for losses on loans decreased 41.2% to $100,000 for the three months ended December 31, 2000 from $170,000 for the comparable 1999 period. The level of allowance for losses on loans generally is determined by the Bank's historical loan loss experience, the condition and composition of the Bank's loan portfolio, and existing general economic conditions. Management anticipates that as the Company's volume of multi-family and commercial/non-residential real estate lending activity continues to increase, the Company will continue to build a higher level of allowance for loan losses established through a provision for loan losses. The lower provision for losses on loans during the period reflects the lower loan balances during the period as well as management's evaluation of the loan portfolio at December 31, 2000. The allowance for losses was established at $3.2 million at December 31 and June 30, 2000. While the allowance for losses on loans remained unchanged, the allowance for loan losses as a percentage of gross loans increased to 0.80% at December 31, 2000 from 0.78% at June 30, 2000, reflecting a decline in the level of gross loans outstanding and the continued low level of loans charged off. See comments under "Asset Quality" contained in the section entitled, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of non-performing loans.

NON-INTEREST INCOME

Non-interest income increased 9.0% to $423,000 for the three months ended December 31, 2000 from $388,000 for the comparable 1999 period. The largest components of the increase were an increase in gains on the sale loans to $166,000 for the three months ended December 31, 2000 from $57,000 for the comparable 1999 and an increase in loan servicing fees to $15,000 for the three months ended December 31, 2000 from $12,000 for the comparable 1999 period. The increase in gains on the sale of loans was due to the increased level of loans originated in the Bank's primary lending area that were sold. Partially offsetting the increases in non-interest income was a decrease in service charges on loans to $66,000 for the three months ended December 31, 2000 from $100,000 for the comparable 1999 period, a decrease in service charges on deposit accounts to $107,000 for the three months ended December 31, 2000 from $119,000 for the comparable 1999 period, a decrease in gains on the sale of securities and mortgage-backed and related securities to $0 for the three months ended December 31, 2000 from $9,000 for the comparable 1999 period, a decrease in insurance commissions to $22,000 for the three months ended December 31, 2000 from $39,000 for the comparable 1999 period and a decrease in other non-interest income to $47,000 for the three months ended December 31, 2000 from $52,000 for the comparable 1999 period. The decrease in gains on the securities and mortgage-backed and related securities reflects management's decision to sell securities from the available-for-sale portfolio in the 1999 period to partially fund loan growth.

NON-INTEREST EXPENSE

Non-interest expense increased 3.5% to $2.239 million for the three months ended December 31, 2000 from $2.163 million for the comparable 1999 period. The increase was primarily due to an increase in compensation and benefits to $1.3 million for the three months ended December 31, 2000 from $1.2 million for the comparable 1999 period and an increase in other non-interest expense to $398,000 for the three months ended December 31, 2000 from $329,000 for the comparable 1999 period. Partially, offsetting the increases was a decrease in deposit insurance premiums of $25,000 to $18,000 for the three months ended December 31, 2000 from $43,000 for the comparable 1999 period, a decrease in marketing expense of $41,000 to $108,000 for the three months ended December 31, 2000 from $149,000 for the comparable 1999 period and a decrease in occupancy and equipment expense of $16,000 to $408,000 for the three months ended December 31, 2000 from $424,000 for the comparable 1999 period. The decrease in deposit insurance premiums relates to a decreased premium rate charged by the FDIC for deposit insurance in the 2000 period. The increase in other non-interest expense is primarily due to increases in printing, office supplies, organization dues, legal and other miscellaneous expenses. Management currently expects that non-interest expense will increase in the last two quarters of fiscal 2001 primarily due to the added marketing and staffing costs of the new Glendale banking center.

INCOME TAXES

Income tax expense decreased to $230,000, an effective rate of 31.7% from $420,000, an effective rate of 31.5% primarily due to lower income before taxes. The effective tax rate is less than the expected Federal tax rate of 34% due to the benefit of state net operating loss carryforwards, income on tax-free securities and the increase in cash surrender value of life insurance.

RESULTS OF OPERATIONS - COMPARISON OF THE SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999

GENERAL

Net income for the six months ended December 31, 2000 decreased to $1.1 million from $1.7 million for the comparable 1999 period. The decrease in net income was primarily due to a decrease in net interest income. The decrease in net interest income was primarily due to a decrease in net interest margin from 2.57% for the six months ended December 31, 2000 to return on average equity decreased to 6.31% for the six months ended December 31, 2000 from 9.81% for the comparable 1999 period. Return on average assets decreased to 0.42% for the six months ended December 31, 2000 from 0.65% for the comparable 1999 period. The decrease in the return on average equity and the return on average assets is due to the decrease in net income for the six months ended December 31, 2000.
NET INTEREST INCOME

The following table presents certain information related to average interest-earning assets and liabilities, net interest rate spread and net interest margin:

                                                             FOR THE SIX MONTHS ENDED DECEMBER 31,
                                         -----------------------------------------------------------------------------
                                                          2000                                  1999
                                            -----------------------------------------------------------------------

                                                       INTEREST    AVERAGE                    INTEREST      AVERAGE
                                             AVERAGE    EARNED/    YIELD/         AVERAGE      EARNED/      YIELD/
                                             BALANCE     PAID       RATE          BALANCE       PAID         RATE
                                             -------     ----       ----          -------       ----         ----
                                                                       (DOLLARS IN THOUSANDS)
ASSETS:
Interest-earning assets:
  Mortgage loans.......................... $362,739    $14,643      8.07%        $298,130     $11,855       7.95%
  Consumer loans..........................    3,033        202     13.32            3,548         244      13.75
  Commercial loans........................   22,037      1,071      9.72           20,092       1,008      10.03
                                          ----------   -------                 ----------     -------
     Total loans..........................  387,809     15,916      8.21          321,770      13,107       8.15
  Securities held-to-maturity:
    Mortgage-backed securities............    1,301         38      5.84            9,483         298       6.28
    Mortgage related securities...........   13,020        446      6.85           44,521       1,432       6.43
                                          ----------   -------                 ----------     -------
      Total mortgage-backed
       and related securities.............   14,321        484      6.76           54,004       1,730       6.41
  Investment and other securities.........   12,678        391      6.17            8,747         245       5.60
  Securities available-for-sale...........   72,974      2,679      7.34           95,345       3,111       6.52
  Federal Home Loan Bank stock............    7,958        313      7.87            7,055         252       7.14
                                          ----------   -------                 ----------     -------
    Total interest-earning assets.........  495,740     19,783      7.98          486,921      18,445       7.58
Non-interest earning assets...............   11,613                                22,446
                                          ----------                         ------------
    Total assets.......................... $507,353                              $509,367
                                           ========                              ========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
  NOW accounts............................  $ 3,400         13      0.76%        $  2,841          25       1.76%
  Money market deposit accounts...........   31,917        867      5.43           34,432         761       4.42
  Passbook accounts.......................   16,942        243      2.87           20,414         298       2.92
  Certificates of deposit.................  268,551      9,148      6.81          241,593       6,548       5.42
                                          ----------   -------                 ----------     -------
    Total deposits........................  320,810     10,271      6.40          299,280       7,632       5.10
Advance payments by borrowers
  for taxes and insurance................     4,905         51      2.08            4,277          51       2.38
Borrowings................................  133,567      4,104      6.15          158,552       4,496       5.67
                                          ----------   -------                 ----------     -------
    Total interest-bearing liabilities....  459,282     14,426      6.28          462,109      12,179       5.27
Non-interest bearing deposits
  and liabilities.........................   14,294                                13,317
Shareholders' equity......................   33,777                                33,941
                                          ----------                           ----------
    Total liabilities and
      shareholders' equity................ $507,353                              $509,367
                                           ========                              ========
Net interest income/interest rate spread..              $5,357      1.70%                      $6,266       2.31%
                                                        ======      =====                      ======       =====
Net earning assets/net interest margin....  $36,458                 2.16%         $24,812                   2.57%
                                          =========                 =====       =========                   =====

Net interest income before provision for losses on loans decreased $909,000, or 14.5%, to $5.4 million for the six months ended December 31, 2000 from $6.3 million for the comparable 1999 period. Interest income increased $1.3 million for the six months ended December 31, 2000, partially offset by an increase in interest expense of $2.2 million. The lower level of net interest income primarily reflects a decrease in interest rate spread to 1.70% for the six months ended December 31, 2000 from 2.31% for the comparable 1999 period, offset by a 1.8% increase in average interest-earning assets to $495.7 million for the six months ended December 31, 2000 from $486.9 million for the comparable 1999 period and by a 46.9% increase in the excess of the Company's average interest-earning assets over average interest-bearing liabilities to $36.5 million for the six months ended December 31, 2000 from $24.8 million for the comparable 1999 period. The decrease in interest rate spread was primarily due to increased cost of funding sources in the 2000 period as compared to the 1999 period.

INTEREST INCOME

Interest income increased 7.3% to $19.8 million for the six months ended December 31, 2000 from $18.4 million for the comparable 1999 period. The increase in interest income was the result of an increase of 40 basis points in the yield on interest-earning assets to 7.98% for the six months ended December 31, 2000 from 7.58% for the comparable 1999 period and by an increase in average interest-earning assets of 1.8% to $495.7 million for the six months ended December 31, 2000 from $486.9 million for the comparable 1999 period. Interest income on loans increased 21.4% to $15.9 million for the six months ended December 31, 2000, from $13.1 million for the comparable 1999 period. The increase was the result of an increase in the Company's average gross loans of 20.5% to $387.8 million for the six months ended December 31, 2000 from $321.8 million for the comparable 1999 period and by an increase in average yield to 8.21% for the 2000 period from 8.15% for the comparable 1999 period. Gross loans increased primarily as a result of the Company purchasing more loans in the secondary market and increases in multi-family and commercial components of the portfolio and retaining substantially all of its adjustable and short-term fixed rate loan originations. See "Change in Financial Condition" for a discussion of the increase in gross loans. The increase in yield is attributable to the increase in loans originated and purchased at higher interest rates and the upward increase on adjustable rate loans since the period ending December 31, 1999.

Interest income on mortgage-backed securities decreased 87.2% to $38,000 for the six months ended December 31, 2000 from $298,000 for the comparable 1999 period. The decrease was primarily due to a decrease in average balances to $1.3 million for the six months ended December 31, 2000 from $9.5 million for the comparable 1999 period and by a decrease in average yield to 5.84% for the 2000 period from 6.28% for the 1999 period. Interest income on mortgage-related securities decreased 68.9% to $446,000 for the six months ended December 31, 2000 from $1.4 million for the comparable 1999 period. The decrease was primarily due to a decrease in average balances to $13.0 million for the six months ended December 31, 2000 from $44.5 million for the comparable 1999 period, offset by an increase in yield to 6.85% for the 2000 period from 6.43% for the 1999 period. The decrease in average balances mortgage-backed securities and mortgage-related securities was primarily due to the sale of $2.8 million and $23.1 million, respectively, in the three months ended March 31, 2000. The increase in average yield on mortgage-related securities was primarily due to accelerated amortization of purchase premiums on mortgage related securities due to faster than projected principal repayments during the 1999 period. The decrease in average balances of mortgage-backed and related securities is due to management's decision to replace securities that were sold and repaid with loans. Interest income on investment securities and securities available-for-sale and investment and other securities decreased 8.5% to $3.1 million for the six months ended December 31, 2000 from $3.4 million for the comparable 1999 period. The decrease was primarily due to a decrease in average balances to $85.7 million for the six months ended December 31, 2000 from $104.1 million for the 1999 period, offset by an increase in average yield to 7.17% for the six months ended December 31, 2000 from 6.45% for the comparable 1999 period. The decrease in securities available-for-sale was due to management's decision to sell securities during the 2000 period to fund loan originations and purchases. The increased average yield was primarily attributable to the increase in interest rates during fiscal year 2000.

INTEREST EXPENSE

Interest expense increased 18.4% to $14.4 million for the six months ended December 31, 2000 from $12.2 million for the comparable 1999 period. The increase was the result of an increase in the average rate paid on interest-bearing liabilities to 6.28% for the 2000 period from 5.27% for the 1999 period, offset by a 0.6% decrease in the average amount of interest-bearing liabilities to $459.3 million for the six months ended December 31, 2000 compared to $462.1 million for the comparable 1999 period. The increased balances of certificate of deposit accounts and money market deposit accounts at higher average interest rates was the primary reason for the increase in the average rate paid on the interest-bearing liabilities for the six months ended December 31, 2000 as compared to the 1999 period. Interest expense on deposits increased 34.6% to $10.3 million for the six months ended December 31, 2000 from $7.6 million for the comparable 1999 period. The increase was the result of an increase in the average rate paid to 6.40% for the six months ended December 31, 2000 from 5.10% for the 1999 period and by an increase in average balances of 7.2% to $320.8 million for the six months ended December 31, 2000 from $299.3 million for the comparable 1999 period. The increase in deposits was primarily due to an increase of 11.2% in certificates of deposit accounts to $268.6 million for the six months ended December 31, 2000 from $241.6 million for the comparable 1999 period, with an increase in the average rate paid to 6.81% for the 2000 period from 5.42% for the 1999 period. NOW accounts increased 19.7% to $3.4 million for the six months ended December 31, 2000 from $2.8 million for the comparable 1999 period, offset by a decrease in average rate paid to 0.76% for the 2000 period from 1.76% for the 1999 period.

Offsetting the increases in deposits was a decrease in passbook accounts of 17.0% to $16.9 million for the six months ended December 31, 2000 from $20.4 million for the comparable 1999 period. Money market deposit accounts decreased 7.3% to $31.9 million for the six months ended December 31, 2000 from $34.4 million for the comparable 1999 period and by an increase in average rate paid to 5.43% for the 2000 period from 4.42% for the 1999 period. The Company's increase in certificates of deposit was the result of aggressive marketing and pricing and the use of brokered certificates of deposit. Of the $268.6 million in the average balance of certificates of deposit for the six months ended December 31, 2000, $200.3 million, or 74.6%, represented brokered certificates of deposit compared to $139.0 million, or 57.5%, for the 1999 period. The average rate paid on brokered certificates of deposit increased to 6.86% for the six months ended December 31, 2000 from 5.48% for the comparable 1999 period. The increase was primarily due to the increased interest rate environment in the 2000 period as compared to the 1999 period. Interest on borrowings (FHLB advances and reverse repurchase agreements) decreased 8.7% to $4.1 million for the six months ended December 31, 2000 from $4.5 million for the comparable 1999 period. The decrease was primarily due to the decrease in average balances of FHLB advances and reverse repurchase agreements of 15.8% to $133.6 million for the six months ended December 31, 2000 from $158.6 million for the comparable 1999 period, offset by an increase in the average rate paid to 6.15% for the 2000 period from 5.67% for the 1999 period.

PROVISION FOR LOSSES ON LOANS

The provision for losses on loans decreased 37.9% to $180,000 for the six months ended December 31, 2000 from $290,000 for the comparable 1999 period. The lower provision for losses on loans during the period reflects the lower loan balances during the period as well as management's evaluation of the loan portfolio at December 31, 2000. For a discussion of the factors considered by management in determining the appropriate level of allowance for losses on loans to be established through a provision for losses on loans, see comments under "Provision for Losses on Loans" contained in the section entitled, "Results of Operations - Comparison of the Three Months Ended December 31, 2000 and 1999." See comments under "Asset Quality" contained in the section entitled, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of non-performing loans.

NON-INTEREST INCOME

Non-interest income increased 2.0% to $810,000 for the six months ended December 31, 2000 from $794,000 for the comparable 1999 period. The largest components of the increase were an increase in gains on the sale loans to $278,000 for the six months ended December 31, 2000 from $153,000 for the comparable 1999, an increase in loan servicing fees to $34,000 for the six months ended December 31, 2000 from $24,000 for the comparable 1999 period and an increase in insurance commissions to $57,000 for the six months ended December 31, 2000 from $50,000 for the comparable 1999 period. The increase in gains on the sale of loans was due to the increased level of loans originated in the Bank's primary lending area that were sold. Partially offsetting the increases in non-interest income was a decrease in service charges on loans to $140,000 for the six months ended December 31, 2000 from $158,000 for the comparable 1999 period, a decrease in service charges on deposit accounts to $220,000 for the six months ended December 31, 2000 from $241,000 for the comparable 1999 period, a decrease in gains on the sale of securities and mortgage-backed and related securities to $0 for the six months ended December 31, 2000 from $62,000 for the comparable 1999 period and a decrease in other non-interest income to $81,000 for the six months ended December 31, 2000 from $106,000 for the comparable 1999 period. The decrease in gains on the securities and mortgage-backed and related securities reflects management's decision to sell securities from the available-for-sale portfolio in the 1999 period to partially fund loan growth.

NON-INTEREST EXPENSE

Non-interest expense increased 1.7% to $4.396 million for the six months ended December 31, 2000 from $4.323 million for the comparable 1999 period. The increase was primarily due to an increase in compensation and benefits to $2.642 million for the six months ended December 31, 2000 from $2.552 million for the comparable 1999 period and an increase in other non-interest expense to $757,000 for the six months ended December 31, 2000 from $664,000 for the comparable 1999. Partially, offsetting the increases was a decrease in deposit insurance premiums of $53,000 to $35,000 for the six months ended December 31, 2000 from $88,000 for the comparable 1999 period, a decrease in marketing expense of $40,000 to $162,000 for the six months ended December 31, 2000 from $202,000 for the comparable 1999 period and a decrease in occupancy and equipment expense of $17,000 to $800,000 for the six months ended December 31, 2000 from $817,000 for the comparable 1999 period. The decrease in deposit insurance premiums relates to a decreased premium rate charged by the FDIC for deposit insurance in the 2000 period. The increase in other non-interest expense is primarily due to increases in printing, office supplies, organization dues, legal and other miscellaneous expenses. Management currently expects that non-interest expense will increase in the last two quarters of fiscal 2001 primarily due to the added marketing and staffing costs of the new Glendale banking center.

INCOME TAXES

Income tax expense decreased to $525,000, an effective rate of 32.9% from $782,000, an effective rate of 31.9% primarily due to lower income before taxes. The effective tax rate is less than the expected Federal tax rate of 34% due to the benefit of state net operating loss carryforwards, income on tax-free securities and the increase in cash surrender value of life insurance. Also, the effective tax rate for the six months ended December 31, 2000 increased due to a reduction in low-income housing credits recognized.


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative financial instruments include futures, forwards, interest rate swaps, interest rate floors, interest rate caps, interest rate collars, option contracts, and other financial instruments with similar characteristics. The Company currently does not enter into futures, forwards, swaps or options but has purchased interest rate caps to manage the interest rate risk on the Company's short-term wholesale certificates of deposit. The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist primarily of commitments to extend credit some of which are categorized as derivative financial instruments. These instruments involve to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and may require collateral from the borrower if deemed necessary by the Company.

The information required herein pursuant to Item 305 of Regulation S-K is incorporated by reference in sections entitled "Liquidity and Capital Resources" from pages 17 to 19 and "Asset/Liability Management" from pages 20 to 21 hereof.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.

ITEM 5.  OTHER INFORMATION

         On February 5, 2001, the Company announced it had declared a dividend of $0.05 per share on the common stock of the Company. The dividend will be payable on February 23, 2001 to shareholders of record as of February 9, 2001.

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



                                  Ledger Capital Corp.
                                     (Registrant)



Date: February 13, 2001        /s/  James D. Smessaert
                               -----------------------------------------
                               James D. Smessaert
                               Chairman of the Board
                               Chief Executive Officer



Date: February 13, 2001        /s/  Arthur E. Thompson
                               -----------------------------------------
                               Arthur E. Thompson
                               Chief Financial Officer