Form 10-Q/A
period 1999-09-30
LEDGER CAPITAL CORP
filed 2001-05-01
CIK 910522

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


  For Quarter Ended September 30, 1999          Commission File Number 0-22224
--------------------------------------------------------------------------------


                              LEDGER CAPITAL CORP.
                   (formerly known as Hallmark Capital Corp.)
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

--------------------------------------------------------------------------------

                       LEDGER CAPITAL CORP. AND SUBSIDIARY
                                   FORM 10-Q/A


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

                       LEDGER CAPITAL CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (Dollars in thousands)

                                                                               SEPTEMBER 30,            JUNE 30,
                                                                                   1999                   1999
                                                                               -------------            --------
                                                                                (Unaudited)
                                                                                (Restated)

ASSETS
Cash and non-interest bearing deposits.....................................      $  2,437              $  3,582
Interest-bearing deposits..................................................         3,614                 5,017
                                                                                 --------              --------
Cash and cash equivalents..................................................         6,051                 8,599

Securities available-for-sale (at fair value):
  Investment securities....................................................        55,801                44,902
  Mortgage-backed and related securities...................................        47,040                55,566
Securities held-to-maturity:
  Mortgage-backed and related securities (fair value -
   $53,688 at September 30, 1999; $54,854 at June 30, 1999)................        53,682                54,618
Loans held for sale, at lower of cost or market............................         6,370                 6,437
Loans receivable, net......................................................       332,305               281,120
Investment  in Federal Home Loan Bank stock, at cost.......................         7,037                 6,527
Foreclosed properties, net.................................................         1,893                   621
Office properties and equipment............................................         5,716                 5,771
Prepaid expenses and other assets..........................................         6,747                 5,498
                                                                                 --------              --------
          Total assets.....................................................      $522,642              $469,659
                                                                                 ========              ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Deposits.................................................................      $319,788              $288,714
  Notes payable and other borrowings.......................................       160,378               129,519
  Advance payments by borrowers for taxes and insurance....................         4,768                 3,225
  Accrued interest on deposit accounts and other borrowings................         2,220                 2,006
  Accrued expenses and other liabilities...................................         1,755                11,699
                                                                                 --------              --------
          Total liabilities................................................      $488,909              $435,163

Shareholders' Equity:
  Preferred stock, $1.00 par value; authorized 2,000,000 shares;
    none outstanding.......................................................             -                     -
  Common stock, $1.00 par value; authorized 6,000,000 shares;
    issued 3,162,500 shares; outstanding 2,731,941 shares at
    September 30, 1999 and 2,839,941 shares at June 30, 1999...............         3,162                 3,162
  Additional paid-in capital...............................................        10,005                 9,937
  Unearned ESOP compensation...............................................          (375)                 (405)
  Unearned restricted stock awards.........................................           (76)                  (78)
  Accumulated other comprehensive income/(loss)............................        (1,422)               (1,089)
  Treasury stock, at cost: 430,559 shares at September 30, 1999
    and 322,559 shares at June 30, 1999....................................        (4,134)               (2,796)
  Retained earnings, substantially restricted..............................        26,573                25,765
                                                                                 --------              --------
          Total shareholders' equity.......................................      $ 33,733              $ 34,496
                                                                                 --------              --------
          Total liabilities and shareholders' equity.......................      $522,642              $469,659
                                                                                 ========              ========

     See accompanying Notes to Consolidated Financial Statements (unaudited)

                       LEDGER CAPITAL CORP. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in thousands, except for per share data)
                                   (Unaudited)

                                                                                     Three Months Ended
                                                                                       September 30,
                                                                             -------------------------------
                                                                               1999                    1998
                                                                             ----------               ------
                                                                             (Restated)

INTEREST INCOME:
     Loans receivable..................................................       $6,200                  $5,901
     Mortgage-backed and related securities............................        1,575                   2,067
     Securities and interest-bearing deposits..........................        1,099                     392
                                                                              ------                  ------
               Total interest income...................................        8,874                   8,360

INTEREST EXPENSE:
     Deposits..........................................................        3,634                   3,698
     Advance payments by borrowers for taxes and insurance.............           24                      26
     Notes payable and other borrowings................................        2,104                   1,839
                                                                              ------                  ------
               Total interest expense..................................        5,762                   5,563
                                                                              ------                  ------
     Net interest income...............................................        3,112                   2,797
     Provision for losses on loans.....................................          120                     130
                                                                              ------                  ------
     Net interest income after provision for losses on loans...........        2,992                   2,667

NON-INTEREST INCOME:
     Service charges on loans..........................................           57                      78
     Service charges on deposit accounts...............................          122                     113
     Loan servicing fees, net..........................................           12                      14
     Insurance commissions.............................................           12                      19
     Gain on sale of securities and
         mortgage-backed and related securities, net...................           54                       -
     Gain on sale of loans.............................................           96                     214
     Other income......................................................           54                      42
                                                                              ------                  ------
               Total non-interest income...............................          407                     480

NON-INTEREST EXPENSE:
     Compensation and benefits.........................................        1,370                   1,239
     Marketing.........................................................           53                      66
     Occupancy and equipment...........................................          393                     409
     Deposit insurance premiums........................................           45                      42
     Other non-interest expense........................................          335                     318
                                                                              ------                  ------
               Total non-interest expense..............................        2,196                   2,074
                                                                              ------                  ------
     Income before income taxes........................................        1,203                   1,073
     Income taxes......................................................          395                     355
                                                                              ------                  ------
          Net income...................................................       $  808                  $  718
                                                                              ======                  ======
          Earnings per share - (basic) ................................       $ 0.30                  $ 0.26
                                                                              ======                  ======
          Earnings per share - (diluted) ..............................       $ 0.29                  $ 0.25
                                                                              ======                  ======


    See accompanying Notes to Consolidated Financial Statements (unaudited)

                       LEDGER CAPITAL CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (Dollars in thousands)
                                   (Unaudited)

                                                                 Additional     Unearned        Unearned
                                                     Common       Paid-In        ESOP         Restricted
                                                      Stock        Capital    Compensation       Stock
                                                     -------      ---------   ------------    -----------
THREE MONTHS ENDED SEPTEMBER 30, 1999
-------------------------------------
Balance at June 30, 1999...........................   $3,162       $9,937        ($405)          ($78)

Net income.........................................        -            -            -              -
Accumulated other comprehensive income:
    Unrealized holding loss arising during period          -            -            -              -
    Re-classification adjustment for gains
    realized in income.............................        -            -            -              -
    Income tax effect.............................         -            -            -              -
Comprehensive income...............................        -            -            -              -
Amortization of unearned ESOP and
  restricted stock award compensation..............        -           68           30              2
Purchase of treasury stock (108,000 shares)........        -            -            -              -
Exercise of stock options .........................        -            -            -              -
                                                      ------      -------        -----          -----

Balance at September 30, 1999......................   $3,162      $10,005        ($375)         ($ 76)
                                                      ======      =======        =====          =====

THREE MONTHS ENDED SEPTEMBER 30, 1998
Balance at June 30, 1998...........................   $3,162       $9,512        ($532)         ($124)
Net income.........................................        -            -            -              -
Accumulated other comprehensive income:
    Unrealized holding gain arising during period          -            -            -              -
    Re-classification adjustment for gains
    realized in income.............................        -            -            -              -
    Income tax effect.............................         -            -            -              -

Comprehensive income...............................        -            -            -              -
Amortization of unearned ESOP and
  restricted stock award compensation..............        -           69           27             21
Exercise of stock options (5,000 shares)...........        -           19            -              -
                                                      ------      -------        -----          -----

Balance at September 30, 1998......................   $3,162       $9,600        ($505)         ($103)
                                                      ======      =======        =====          =====

                                                                            Accumulated
                                                                              Other          Total
                                                     Retained   Treasury  Comprehensive  Shareholders'
                                                     Earnings     Stock   Income/(loss)     Equity
                                                     ---------- -------   -------------  -------------
                                                     (Restated)                           (Restated)

Balance at June 30, 1999...........................  $25,765     ($2,796)    ($1,089)      $34,496

Net income.........................................      808           -           -           808
Accumulated other comprehensive income:
    Unrealized holding loss arising during period          -           -        (492)         (492)
    Re-classification adjustment for gains
    realized in income.............................        -           -         (54)          (54)
    Income tax effect.............................         -           -         213           213
                                                                                           -------
Comprehensive income...............................        -           -           -           475
Amortization of unearned ESOP and
  restricted stock award compensation..............        -           -           -           100
Purchase of treasury stock (108,000 shares)........        -      (1,338)          -        (1,338)
Exercise of stock options .........................        -           -           -             -
                                                     -------     -------      ------       -------

Balance at September 30, 1999......................  $26,573     ($4,134)     ($1,422)     $33,733
                                                     =======     =======      =======      =======

THREE MONTHS ENDED SEPTEMBER 30, 1998
Balance at June 30, 1998...........................  $22,847     ($1,385)       ($27)      $33,453
Net income.........................................      718           -           -           718
Accumulated other comprehensive income:
    Unrealized holding gain arising during period          -           -         109           109
    Re-classification adjustment for gains
    realized in income.............................        -           -           -             -
    Income tax effect.............................         -           -         (43)          (43)
                                                                                            -------
Comprehensive income...............................        -           -           -           784
Amortization of unearned ESOP and
  restricted stock award compensation..............        -           -           -           117
Exercise of stock options (5,000 shares)...........      (11)         31           -            39
                                                     -------     -------      ------       -------

Balance at September 30, 1998......................  $23,554     ($1,354)         $39      $34,393
                                                     =======     =======      =======      =======


     See accompanying Notes to Consolidated Financial Statements (unaudited)

                       LEDGER CAPITAL CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                        THREE MONTHS ENDED
                                                                                           SEPTEMBER 30,
                                                                                  -------------------------------
                                                                                     1999                  1998
                                                                                  -----------             -------
                                                                                   (Restated)
                                                                                          (IN THOUSANDS)
OPERATING ACTIVITIES
Net Income..................................................................      $   808                 $   718
Adjustments to reconcile net income to cash
provided by (used in) operating activities:
  Provision for losses on loans.............................................          120                     130
  Provision for depreciation and amortization...............................          119                     105
  Net (gain) loss on sales of investments and
    mortgage-backed and related securities..................................          (54)                      -
  Net gain on sale of loans.................................................          (96)                   (214)
  Amortization of unearned ESOP and restricted stock awards.................          100                     136
  Loans originated for sale.................................................       (4,558)                (13,975)
  Sales of loans originated for sale........................................        4,625                  12,668
  Increase in prepaid expenses and other assets.............................       (1,249)                   (809)
  Decrease in payables for investments purchased...........................        (9,909)                 (9,858)
  Increase in accrued expenses and other liabilities........................          (35)                      -
  Other adjustments.........................................................          533                     211
                                                                                  -------                 -------
Net cash used in operating activities.......................................       (9,596)                (10,888)
                                                                                  -------                 -------

INVESTING ACTIVITIES
Proceeds from the sale of securities available-for-sale.....................       11,507                       -
Proceeds from the maturity of securities available-for-sale.................        4,000                       -
Purchases of securities available-for-sale..................................      (29,800)                (21,238)
Purchases of mortgage-backed and related securities.........................       (3,937)                      -
Principal collected on mortgage-backed and related securities...............       16,195                  20,473
Net increase in loans receivable............................................      (52,481)                   (357)
Purchase of Federal Home Loan Bank stock....................................         (510)                   (500)
Purchases of office properties and equipment, net...........................          (64)                   (128)
                                                                                  -------                 -------
Net cash used in investing activities.......................................      (55,090)                 (1,750)
                                                                                  -------                 -------

FINANCING ACTIVITIES
Net increase in deposits....................................................       31,074                  20,503
Proceeds from long-term notes payable to Federal Home Loan Bank.............       20,000                  15,000
Repayment of long-term notes payable to Federal Home Loan Bank..............       (5,000)                 (5,000)
Net increase in short-term notes payable and other borrowings...............       15,859                       -
Exercise of stock options...................................................            -                      39
Purchase of treasury stock..................................................       (1,338)                      -
Net increase in advance payments by borrowers for
  taxes and insurance.......................................................        1,543                   1,480
                                                                                  -------                 -------
Net cash provided by financing activities...................................       62,138                  32,022
                                                                                  -------                 -------
Increase in cash and cash equivalents.......................................       (2,548)                 19,384
Cash and cash equivalents at beginning of period............................        8,599                   8,184
                                                                                  -------                 -------
Cash and cash equivalents at end of period..................................       $6,051                 $27,568
                                                                                   ======                 =======

     See accompanying Notes to Consolidated Financial Statements (unaudited)

                      LEDGER CAPITAL CORP. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                                                                         THREE MONTHS ENDED
                                                                                           SEPTEMBER 30,
                                                                                     ------------------------
                                                                                        1999            1998
                                                                                     -------           ------
                                                                                            (IN THOUSANDS)

Supplemental disclosures of cash flow information:

Interest paid (including amounts credited to deposit accounts) ..............        $5,525            $5,422

Income taxes paid ...........................................................          $493              $335


Non-cash transactions:

Loans transferred to foreclosed properties ..................................        $1,272                 -




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

The unaudited consolidated financial statements include the accounts of Ledger Capital Corp. (formerly known as Hallmark Capital Corp.) (the "Company") and its wholly-owned subsidiary, West Allis Savings Bank and subsidiaries (the "Bank") as of and for the three months ended September 30, 1999. All material intercompany accounts and transactions have been eliminated in consolidation.



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

For the Three Months Ended September 30, 1999                             Basic            Diluted
---------------------------------------------                             -----            -------

         Weighted average common shares outstanding...........         2,787,071        2,787,071
         Ungranted restricted stock...........................           (18,462)         (18,462)
         Uncommitted ESOP shares..............................          (107,525)        (107,525)
         Common stock equivalents due to
            dilutive effect of stock options..................                 -           82,779
                                                                      ----------       ----------

         Total weighted average common shares
            and equivalents outstanding.......................         2,661,084        2,743,863
                                                                      ==========       ==========
            Net income for period.............................          $808,000         $808,000
            Earnings per share................................             $0.30            $0.29
                                                                      ==========       ==========

For the Three Months Ended September 30, 1998                              Basic          Diluted
---------------------------------------------                              -----          -------

         Weighted average common shares outstanding...........         2,935,891        2,935,891
         Ungranted restricted stock...........................           (18,462)         (18,462)
         Uncommitted ESOP shares..............................          (132,825)        (132,825)
         Common stock equivalents due to
            dilutive effect of stock options..................                 -          115,967
                                                                      ----------       ----------

         Total weighted average common shares
            and equivalents outstanding.......................         2,784,604        2,900,571
                                                                      ==========        =========
            Net income for period.............................        $  718,000       $  718,000
            Earnings per share................................             $0.26            $0.25
                                                                      ==========       ==========


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

                                                                                            TO BE WELL CAPITALIZED
                                                                        FOR CAPITAL         UNDER PROMPT CORRECTIVE
                                                    ACTUAL           ADEQUACY PURPOSES         ACTION PROVISIONS
                                               ----------------      -----------------      -----------------------
                                               AMOUNT     RATIO      AMOUNT      RATIO        AMOUNT        RATIO
                                               ------     -----      ------      -----        ------        -----
                                                                     (DOLLARS IN THOUSANDS)

As of September 30, 1999:
 Tier I Capital Leverage (to Average Assets):
     Consolidated........................     $34,736     7.07%     $14,739      3.00%           N/A         N/A
     West Allis Savings Bank.............      31,369     6.40       14,698      3.00         24,497        5.00
 Tier I Capital (to Risk-Weighted Assets):
     Consolidated........................      34,736    11.14       12,474      4.00            N/A         N/A
     West Allis Savings Bank.............      31,369    10.07       12,461      4.00         18,691        6.00
 Total Capital (to Risk-Weighted Assets):
     Consolidated........................      37,501    12.03       24,948      8.00            N/A         N/A
     West Allis Savings Bank.............      34,134    10.96       24,921      8.00         31,151       10.00


As a state-chartered savings bank, the Bank also is subject to a minimum regulatory capital requirement of the State of Wisconsin. At September 30, 1999, on a fully-phased-in basis of 6.0%, the Bank had actual capital of $34,134,000 with a required amount of $31,474,000, for excess capital of $2,660,000. There is no requirement to calculate the amount to be well capitalized under prompt corrective action provisions on a consolidated basis.

(6) LOANS RECEIVABLE

Loans receivable are summarized as follows:

                                                           SEPTEMBER 30,              JUNE 30,
                                                               1999                     1999
                                                         ------------------      -------------------
                                                                       (IN THOUSANDS)
                                                                                                          Increase
                                                         Amount     Percent      Amount      Percent     (Decrease)
                                                         ------     -------      ------      -------     ----------
Real estate mortgage loans:
    Residential one-to-four family...................   $174,802      48.9%      $147,960      49.5%       $26,842
    Home equity......................................     20,176       5.7%        20,457       6.8%          (281)
    Residential multi-family.........................     42,634      11.9%        36,320      12.2%         6,314
    Commercial real estate...........................     54,512      15.3%        42,366      14.2%        12,146
    Residential construction.........................     14,367       4.0%        12,673       4.2%         1,694
    Other construction and land......................     24,806       6.9%        17,056       5.7%         7,750
                                                        --------     ------      --------      -----       -------
         Total real estate mortgage loans............    331,297      92.1%       276,832      92.6%        54,465

Consumer-related loans:
    Automobile.......................................        357       0.1%           444       0.2%           (87)
    Credit card......................................      2,311       0.7%         2,372       0.8%           (61)
    Other consumer loans.............................        994       0.3%         1,030       0.3%           (36)
                                                        --------     ------      --------      -----       -------
         Total consumer-related loans................      3,662       1.4%         3,846       1.3%          (184)
                                                        --------     ------      --------      -----       -------

Commercial loans.....................................     22,275       6.2%        18,254       6.1%         4,021
                                                        --------     ------      --------      -----       -------
         Gross loans.................................    357,234     100.0%       298,932     100.0%        58,302

Accrued interest receivable..........................      2,016                    1,664

Less:
    Undisbursed portion of loan proceeds.............    (23,528)                 (16,279)
    Deferred loan fees...............................       (595)                    (490)
    Unearned interest................................        (57)                     (59)
    Allowances for loan losses.......................     (2,765)                  (2,648)
                                                        --------                 --------
                                                        $332,305                 $281,120
                                                        ========                 ========

Loans serviced for investors totaled $31.5 million and $29.2 million at September 30, 1999 and June 30, 1999, respectively.

(7)  NOTES PAYABLE AND OTHER BORROWINGS

Notes payable and other borrowings are summarized as follows (dollars in thousands):

                                              SEPTEMBER 30, 1999                    JUNE 30, 1999
                                          -------------------------           -------------------------
                                                         WEIGHTED                             WEIGHTED
                                                          AVERAGE                              AVERAGE
                             MATURITY      AMOUNT          RATE                AMOUNT           RATE
                             --------     --------       ---------            --------         --------
Advances from
  Federal Home Loan Bank       1999       $  8,500         6.61%              $  7,000          6.55%
                               2000         27,002         6.02                 27,002          5.98
                               2001          3,000         5.91                  3,000          5.91
                               2002         28,500         5.61                 28,500          5.61
                               2003          3,042         5.60                  8,042          5.13
                               2004         20,000         5.56                  5,000          6.32
                               2005          5,000         5.33                  5,000          5.33
                               2007          6,500         6.52                  6,500          6.52
                               2008         30,000         4.85                 30,000          4.79
                               2009          5,000         5.02                      -             -
                                          --------                            --------
                                          $136,544         5.59%              $120,044          5.59%
                                                           =====                                =====

Securities sold under
  Agreements to repurchase     1999       $ 14,434         5.50%              $  9,475          5.25%
                               2004          9,400         5.44                      -             -
                                          --------                            --------
                                          $ 23,834         5.48%              $  9,475          5.25%
                                          --------         =====              --------          =====

                                          $160,378                            $129,519
                                          ========                            ========



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


(8) RESTATEMENT OF FINANCIAL STATEMENTS


In April, 2001 the Company discovered a mathematical error in the way in which interest income was being accrued on certain purchased commercial real estate mortgage and multi-family residential mortgage loans. The error resulted from an inadvertent erroneous set-up of the loans in the Company's outsourced data processing system. The error resulted in the under accrual of interest income on these loans of $122,295 for the three months ended September 30, 1999. Interest income has been restated to correct that error. As a result of increased earnings in 2000 from the correction of this error, additional compensation of $36,500 is required to be accrued under the Company's Annual Incentive Plan. The Company's 2000 consolidated financial statements have, therefore, been restated to accrue the additional interest income and the additional compensation expense as well as income tax expense of $33,717 related to the $85,795 net effect of the corrections on income before taxes. The effect of the restatement increased net income by $52,078 and basic and diluted earnings per share by $.02 and $.01, respectively.

                       LEDGER CAPITAL CORP. AND SUBSIDIARY

      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


FORWARD-LOOKING STATEMENTS

When used in this Quarterly Report on Form 10-Q/A or future filings with the Securities and Exchange Commission, in annual reports or press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, various words or phrases are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include words and phrases such as: "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," "intends to" or similar expressions and various other statements indicated herein with an asterisk after such statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors could affect the Company's financial performance and could cause actual results for future periods to differ materially from those anticipated or projected. Such factors include, but are not limited to: (i) general market rates, (ii) general economic conditions, (iii) legislative/regulatory changes, (iv) monetary and fiscal policies of the U.S. Treasury and Federal Reserve, (v) changes in the quality or composition of the Company's loan and investment portfolios, (vi) demand for loan products, (vii) deposit flows, (viii) competition, (ix) demand for financial services in the Company's markets, and (x) changes in accounting principles, policies or guidelines.

The Company does not undertake and specifically disclaims any obligation to update any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

In April, 2001 the Company discovered a mathematical error in the way in which interest income was being accrued on certain purchased commercial real estate mortgage and multi-family residential mortgage loans. The error resulted from an inadvertent erroneous set-up of the loans in the Company's outsourced data processing system. The error resulted in the under accrual of interest income on these loans of $122,295 for the three months ended September 30, 1999. Interest income has been restated to correct that error. As a result of increased earnings in 2000 from the correction of this error, additional compensation of $36,500 is required to be accrued under the Company's Annual Incentive Plan. The Company's 2000 consolidated financial statements have, therefore, been restated to accrue the additional interest income and the additional compensation expense as well as income tax expense of $33,717 related to the $85,795 net effect of the corrections on income before taxes. The effect of the restatement increased net income by $52,078 and basic and diluted earnings per share by $.02 and $.01, respectively.

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

The Company also intends to enhance earnings in fiscal 2000 through non-interest fee income generated from the Company's new mortgage banking subsidiary, Ledger Financial, Inc. (d/b/a Major Finance).* Major Finance was established at the end of fiscal 1999 to provide lending activities involving higher credit risk financial services (also known as subprime lending). Major Finance currently acts as a broker of non-conforming subprime residential and commercial mortgage loans. The Company anticipates that the majority of Major Finance's subprime lending activity will relate to residential mortgage loans as opposed to commercial real estate loans in fiscal 2000.* As a broker, Major Finance interviews prospective borrowers, completes a loan application, collects and verifies financial data on the borrower and submits the loan file to a potential lender or investor. The lender or investor makes the final underwriting decision and closes the loan in their own name. Major Finance receives a fee directly from the lender or investor for its brokering services but Major Finance does not fund or retain the loan in its portfolio. For the three months ended September 30, 1999, Major Finance brokered approximately $899,000 in subprime loans, generating $24,100 in fee income on such subprime loans. The Company intends to evaluate opportunities to broker subprime loans both within and outside of its primary market area. Management estimates that Major Finance will broker approximately $7.5 million in subprime loans, generating approximately $175,000 in fee income on such subprime loans in fiscal 2000.* The borrowers on such loans typically have credit deficiencies on their credit history, such as late mortgage loan payments, low credit scores, foreclosures or bankruptcies. Other non-conforming factors which may result in a loan being classified as subprime include higher debt-to-income ratios, no down payment, limited documentation, high cash-out refinances or no verification of the borrower's income or assets. A secondary market of private investors and mortgage bankers provides a mechanism for the underwriting, funding, sale and servicing of subprime loans. Due to the higher degree of credit risk inherent in this type of lending, subprime residential mortgage loan rates generally are higher yielding compared to conventional one-to-four family mortgage rates, and if sold in the secondary market, a higher origination fee and yield spread premium are generally paid in connection with such loans.

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

During fiscal 2000, the Company also intends to increase its non-interest income by expanding the residential lending and commercial banking fee income producing divisions.* The Company expects one-to-four family mortgage loan originations to remain strong despite the generally higher level of market interest rates.* It is currently anticipated that substantially all of the 30-year fixed rate conforming one-to-four family mortgage loans originated in fiscal 2000 will be sold in the secondary market resulting in income from gains on loans sold.* The Company also expects increased fee income from the commercial banking division resulting from a growth in business deposit relationships and loan originations.* The Company expects its insurance subsidiary, Ledger Planning Services, Inc., to continue to generate fee income from investment product and annuity sales.* The Company also has recently implemented a program for mortgage contract cash processing within the commercial lending division, a service intended to generate fee income.* The Bank acts as a partial sub-servicer, providing a cash/processing function for nationally-originated commercial real estate loans.

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

Loans receivable increased to $332.3 million at September 30, 1999 compared to $281.1 million at June 30, 1999. The increase at September 30, 1999 compared to June 30, 1999 is primarily the result of the purchase of non-conforming one-to-four family, multi-family and commercial real estate loans secured by properties located out of the Company's primary lending area, as such loans carried higher yields than comparable mortgage-backed and related securities during the three months ended September 30, 1999. Total mortgage loans originated and purchased amounted to $72.7 million ($45.0 million of which were purchased mortgage loans) and $44.3 million ($4.0 million of which were purchased mortgage loans) for the three months ended September 30, 1999 and 1998, respectively. The Company originated $14.6 million of conforming one-to-four family mortgage and construction loans within the primary lending area and purchased $26.4 million of non-conforming one-to-four family mortgage loans outside of the primary lending area. Sales of fixed-rate mortgage loans totaled $4.2 million and $13.0 million for the three months ended September 30, 1999 and 1998, respectively. The Company originated $6.7 million of non-conforming multi-family loans within the primary lending area and purchased $4.9 million of non-conforming multi-family loans outside of the primary lending area for the period ending September 30, 1999. Total commercial real estate mortgage loans originated and purchased totaled $19.4 million and $8.5 million for the three months ended September 30, 1999 and 1998, respectively. Of the $19.4 million commercial real estate mortgage loans originated and purchased, $6.2 million were originations of non-conforming commercial real estate loans within the Company's primary lending area, while $11.7 million were purchases of non-conforming commercial real estate loans outside the Company's primary lending area and $1.5 million were purchased non-conforming commercial real estate loans within the Company's primary lending area. The Company originated $2.9 million of non-conforming commercial loans within the primary lending area and purchased $1.5 million of non-conforming commercial loans outside of the primary lending area.

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

                                                                           AMOUNT MATURING OR REPRICING
                                                         ------------------------------------------------------------------
                                                                                 MORE THAN   MORE THAN
                                                         WITHIN      FOUR TO     ONE YEAR   THREE YEARS
                                                          THREE      TWELVE      TO THREE     TO FIVE   OVER FIVE
                                                         MONTHS      MONTHS        YEARS       YEARS      YEARS      TOTAL
                                                         ------      ------     ---------   ----------- ---------    -----
                                                                         (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS(1):
Mortgage loans(2):
   Fixed rate....................................     $ 12,127    $ 34,718     $ 61,650    $ 56,105   $ 47,023    $211,623
   Adjustable rate...............................       23,063      43,468       24,637       6,409      2,066      99,643
Consumer loans(2)................................          273       2,749          480           -          -       3,502
Commercial loans(2)..............................        4,901       6,595       10,168           -          -      21,664
Mortgage-backed and related securities:
   Fixed rate and securities available-for-sale..        2,001       5,318       10,296       6,563      8,267      32,445
   Adjustable rate...............................       45,391      22,882            -           -          -      68,273
Investment securities and
  securities available-for-sale .................       10,884         887                    9,762    44,920       66,453
                                                      --------    --------     --------    --------   -------     --------
   Total interest-earning assets.................     $ 98,640    $116,617     $107,231    $ 78,839   $102,276    $503,603
                                                      ========    ========     ========    ========   ========    ========

INTEREST-BEARING LIABILITIES:
Deposits(3):
   NOW accounts..................................     $    218    $    654     $  1,037    $    508   $    488    $  2,905
   Money market deposit accounts.................        5,277      15,831       11,821       1,891        360      35,180
   Passbook savings accounts.....................        1,541       4,622        7,333       3,593      3,452      20,541
   Certificates of deposit.......................      135,159     101,751       13,695       2,827          -     253,432
   Escrow deposits...............................        4,768           -            -           -          -       4,768
Borrowings(4)
   FHLB advances and other borrowings............       84,834      43,002       13,042       3,000     16,500     160,378
                                                      --------    --------     --------    --------   -------     --------
   Total interest-bearing liabilities............     $231,797    $165,860     $ 46,928    $ 11,819   $ 20,800    $477,204
                                                      ========    ========     ========    ========   ========    ========
Excess (deficiency) of interest-earning assets over
  interest-bearing liabilities...................    ($133,157)  ($ 49,243)    $ 60,303    $ 67,020   $ 81,476    $ 26,399
                                                      ========    ========     ========    ========   ========    ========
Cumulative excess (deficiency) of interest-earning
  assets over interest-bearing liabilities.......    ($133,157)  ($182,400)   ($122,097)  ($ 55,077)  $ 26,399    $ 26,399
                                                      ========    ========     ========    ========   ========    ========
Cumulative excess (deficiency) of interest-earning
  assets over interest-bearing liabilities
  as a percent of total assets...................        (25.5)%     (34.9)%      (23.4)%     (10.6)%      5.1%       5.1%
                                                          ====        ====         ====        ====        ====       ====

----------------------------------

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

The following table sets forth information regarding the Bank's non-accrual loans and foreclosed properties at the dates indicated:


                                                                              THREE MONTHS ENDED
                                                              -----------------------------------------------------

                                                              SEP 30      JUN 30     MAR 31      DEC 31      SEP 30
                                                               1999        1999       1999        1998        1998
                                                              ------      ------     ------      ------      ------

Non-accrual mortgage loans............................        $1,100      $2,118     $2,266      $3,238      $1,674
Non-accrual consumer loans............................            49          88        129         136          45
                                                              ------      ------     ------      ------      ------
Total non-accrual loans...............................        $1,149      $2,206     $2,395      $3,374      $1,719
                                                              ======      ======     ======      ======      ======

Loans 90 days or more
  delinquent and still accruing.......................            82         219         54          52          32
                                                              ------      ------     ------      ------      ------
Total non-performing loans............................        $1,231      $2,425     $2,449      $3,426      $1,751
                                                              ======      ======     ======      ======      ======

Non-accrual investment securities.....................           235         235        233         233           -

Total foreclosed real estate net of
  related allowance for losses .......................         1,893         621        512         11          11
                                                              ------      ------     ------      ------      ------
Total non-performing assets...........................        $3,359      $3,281     $3,194      $3,670      $1,762
                                                              ======      ======     ======      ======      ======


Non-performing loans to
  gross loans receivable..............................          0.34%       0.81%      0.83%       1.14%       0.60%
                                                              ======      ======     ======      ======      ======

Non-performing assets to total assets ................          0.64%       0.70%      0.67%       0.76%       0.38%
                                                              ======      ======     ======      ======      ======

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

ALLOWANCE FOR LOAN LOSSES

The following table sets forth an analysis of the Bank's allowance for loan losses:

                                                           THREE MONTHS           YEAR            THREE MONTHS
                                                               ENDED              ENDED               ENDED
                                                           SEP. 30, 1999      JUNE 30, 1999       SEP. 30, 1998
                                                           -------------      -------------       -------------
                                                                             (DOLLARS IN THOUSANDS)

     Balance at beginning of period.....................      $ 2,648          $ 2,329             $ 2,329
     Additions charged to operations:
       Multi-family and commercial real estate..........          120              310                  90
       Consumer.........................................            -              120                  10
       Commercial.......................................            -               50                  30
                                                              -------          -------             -------
                                                                  120              480                 130

     Recoveries:
       Consumer.........................................            6               15                   6

     Charge-offs:
       One- to four-family..............................            -              (11)                (11)
       Multi-family & commercial real estate............            -              (34)                  -
       Consumer.........................................           (9)            (131)                 (6)
                                                              -------          -------             -------
                                                                   (9)            (176)                (17)
                                                              -------          -------             -------

     Net charge-offs....................................           (3)            (161)                (11)
                                                              -------          -------             -------

     Balance at end of period...........................      $ 2,765          $ 2,648             $ 2,448
                                                              =======          =======             =======

    Allowance for loan losses to
       non-performing loans at end
       of the period....................................       224.55%          109.19%             139.82%
                                                              =======          =======             =======

    Allowance for loan losses to
       total loans at end of the period.................         0.77%            0.89%               0.84%
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

RESULTS OF OPERATIONS - COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

GENERAL

Net income for the three months ended September 30, 1999 increased to $808,000 from $718,000 for the comparable 1998 period. The increase in net income was primarily due to an increase in net interest income. Return on average equity increased to 9.47% for the three months ended September 30, 1999 from 8.49% for the comparable 1998 period. Return on average assets increased to 0.66% for the three months ended September 30, 1999 from 0.65% for the comparable 1998 period.

NET INTEREST INCOME

The following table presents certain information related to average interest-earning assets and liabilities, net interest rate spread and net interest margin:

                                                               FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                           -------------------------------------------------------------------------
                                                         1 9 9 9                                1 9 9 8
                                           ---------------------------------      ----------------------------------
                                                        INTEREST    AVERAGE                    INTEREST      AVERAGE
                                            AVERAGE      EARNED/    YIELD/         AVERAGE      EARNED/      YIELD/
                                            BALANCE       PAID       RATE          BALANCE       PAID         RATE
                                           ---------    --------   --------        -------     --------     --------
                                                                  (DOLLARS IN THOUSANDS)

ASSETS:
Interest-earning assets:
  Mortgage loans.......................... $277,129      $5,604      8.09%        $262,567      $5,463        8.32%
  Consumer loans..........................    3,616         126     13.94            4,601         155       13.48
  Commercial loans........................   18,617         470     10.10           12,825         283        8.83
                                           --------      ------                   --------      ------
     Total loans..........................  299,362       6,200      8.28          279,993       5,901        8.43
  Securities held-to-maturity:
    Mortgage-backed securities............   10,183         161      6.32           20,971         374        7.13
    Mortgage related securities...........   43,858         702      6.40           42,786         758        7.09
                                           --------      ------                   --------      ------
      Total mortgage-backed
       and related securities.............   54,041         863      6.39           63,757       1,132        7.10
  Investment and other securities.........    8,322         112      5.38            8,221         128        6.23
  Securities available-for-sale...........  101,583       1,586      6.25           64,262       1,094        6.81
  Federal Home Loan Bank stock............    6,702         113      6.74            6,213         105        6.76
                                           --------      ------                   --------      ------
    Total interest-earning assets.........  470,010       8,874      7.55          422,446       8,360        7.92
Non-interest earning assets...............   21,966                                 18,318
                                           --------                               --------
    Total assets.......................... $491,976                               $440,764
                                           ========                               ========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
  NOW accounts............................ $  2,816          12      1.70%        $  2,658          12        1.81%
  Money market deposit accounts...........   35,860         400      4.46           28,986         369        5.09
  Passbook accounts.......................   20,697         151      2.92           21,324         155        2.91
  Certificates of deposit.................  231,101       3,071      5.32          215,924       3,162        5.86
                                           --------      ------                   --------      ------
    Total deposits........................  290,474       3,634      5.00          268,892       3,698        5.50
Advance payments by borrowers
  for taxes and insurance................     4,028          24      2.38            3,925          26        2.65
Borrowings................................  148,350       2,104      5.67          122,559       1,839        6.00
                                           --------      ------                   --------      ------
    Total interest-bearing liabilities....  442,852       5,762      5.20          395,376       5,563        5.63
Non-interest bearing deposits
  and liabilities.........................   14,981                                 11,555
Shareholders' equity......................   34,143                                 33,833
                                           --------                               --------
    Total liabilities and
      shareholders' equity................ $491,976                               $440,764
                                           ========                               ========
Net interest income/interest rate spread..               $3,112      2.35%                      $2,797        2.29%
                                                         ======      ====                       ======        ====
Net earning assets/net interest margin.... $ 27,158                  2.65%         $27,070                    2.65%
                                          =========                  ====         ========                    ====

Net interest income before provision for losses on loans increased $315,000, or 11.3%, to $3.1 million for the three months ended September 30, 1999 from $2.8 million for the comparable 1998 period. Interest income increased $514,000 for the three months ended September 30, 1999, partially offset by an increase in interest expense of $199,000. The level of net interest income primarily reflects a 11.3% increase in average interest-earning assets to $470.0 million for the three months ended September 30, 1999 from $440.8 million for the comparable 1998 period, a .30% increase in the excess of the Company's average interest-earning assets over average interest-bearing liabilities to $27.2 million for the three months ended September 30, 1999 from $27.1 million for the comparable 1998 period, combined with an increase in interest rate spread to 2.35% for the three months ended September 30, 1999 from 2.29% for the comparable 1998 period. The increase in interest rate spread was primarily due to higher yielding loans and offsetting lower yielding investments added to the portfolio since the period ending September 30, 1998 than those added prior to September 30, 1998. Even though incremental yields on assets added in the period ending September 30, 1999 are higher than that of the comparable 1998 period, the effect of the increasing yields has not fully impacted the overall yields for the current period when compared to the prior period.

INTEREST INCOME

Interest income increased 6.1% to $8.9 million for the three months ended September 30, 1999 from $8.4 million for the comparable 1998 period. The increase in interest income was the result of an increase in average interest-earning assets of 11.3% to $470.0 million for the three months ended September 30, 1999 from $440.8 million for the comparable 1998 period, offset by a decrease of 37 basis points in the yield on interest-earning assets to 7.55% for the three months ended September 30, 1999 from 7.92% for the comparable 1998 period. Interest income on loans increased 5.1% to $6.2 million for the three months ended September 30, 1999, from $5.9 million for the comparable 1998 period. The increase was the result of an increase in the Company's average gross loans of 6.9% to $299.4 million for the three months ended September 30, 1999 from $280.0 million for the comparable 1998 period. The increase was partially offset by a decrease in average yield to 8.28% for the three months ended September 30, 1999 from 8.43% for the comparable 1998 period. Gross loans increased primarily as a result of the Company purchasing more loans in the secondary market and increases in multi-family and commercial components of the portfolio and retaining substantially all of its adjustable and short-term fixed rate loan originations. See "Change in Financial Condition" for a discussion of the increase in gross loans. The decrease in yield is attributable to the increase in loans originated and purchased at lower interest rates since the period ending September 30, 1998. The interest rates on loans originated and purchased in the quarter ending September 30, 1999 are increasing but the effect of the increasing rate environment is not yet reflected in the yield. At September 30, 1999, the multifamily and commercial components of the Company's loan portfolio totaled $144.2 million, or 40.4% of the total loan portfolio, compared to $101.8 million, or 35.0% of the total loan portfolio at September 30, 1998.

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

NON-INTEREST EXPENSE

Non-interest expense increased 5.9% to $2.2 million for the three months ended September 30, 1999 from $2.1 million for the comparable 1998 period. The increase was primarily due to an increase in compensation and benefits expense of $131,000 to $1.4 million for the three months ended September 30,1999 from $1.2 million for the comparable 1998 period and an increase in other non-interest expense of $17,000 to $335,000 for the three months ended September 30, 1999 from $318,000 for the comparable 1998 period. Partially, offsetting the increases in non-interest expense was a decrease in occupancy and equipment expense of $16,000 to $393,000 for the three months ended September 30, 1999 from $409,000 for the comparable 1998 period and a decrease in marketing expense of $13,000 to $53,000 for the three months ended September 30, 1999 from $66,000 for the comparable 1998 period. The increase in compensation and benefits expense primarily relates to higher salary levels and an increase in the number of full time equivalent employees. The increase in other non-interest expense is primarily due to increases in printing, office supplies, organization dues, legal and other miscellaneous expenses.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The Annual Meeting of Shareholders of the Company was held on October 27, 1999. There were 2,731,941 shares of Common Stock of the Company entitled to vote at the Annual Meeting, and 2,507,619 shares present at the meeting by holders thereof in person or by proxy, which constituted a quorum. The following is a summary of the results of the votes:

                                                                                 NUMBER OF VOTES
                                                                            Against or                    Broker
                                                                For          Withheld      Abstain       Non-Votes
                                                              ---------     ----------     -------       ---------
          Nominees for Director for
            Three-Year Term Expiring in 2002
                  Martin Hedrich, Jr........................  2,398,055      109,564            -            -
                  Donald A. Zellmer.........................  2,409,102       98,517            -            -

            Ratification of KPMG LLP
            as independent auditors for
            fiscal year ending June 30, 2000................  2,463,262       38,221        6,136            -


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



                                            Ledger Capital Corp.
                                            --------------------
                                            (Registrant)



Date:  April 27, 2001                       /s/    James D. Smessaert
                                            ------------------------------------
                                            James D. Smessaert
                                            Chairman of the Board
                                            Chief Executive Officer



Date:  April 27, 2001                       /s/    Arthur E. Thompson
                                            ------------------------------------
                                            Arthur E. Thompson
                                            Chief Financial Officer

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



                                            Ledger Capital Corp.
                                            --------------------
                                            (Registrant)



Date:  April 27, 2001
                                            ------------------------------------
                                            James D. Smessaert
                                            Chairman of the Board
                                            Chief Executive Officer



Date:  April 27, 2001
                                            ------------------------------------
                                            Arthur E. Thompson
                                            Chief Financial Officer