Form 10-Q/A
period 1999-12-31
LEDGER CAPITAL CORP
filed 2001-05-01
CIK 910522

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


                       LEDGER CAPITAL CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    (Dollars in thousands, except share data)
                                   (Unaudited)

                                                                               DECEMBER 31,             JUNE 30,
                                                                                   1999                   1999
                                                                               ------------             --------
                                                                               (Restated)
ASSETS
Cash and non-interest bearing deposits.....................................      $  3,669              $  3,582
Interest-bearing deposits..................................................         6,249                 5,017
                                                                                 --------              --------
Cash and cash equivalents..................................................         9,918                 8,599

Securities available-for-sale (at fair value):
  Investment securities....................................................        38,664                44,902
  Mortgage-backed and related securities...................................        30,923                55,566
Securities held-to-maturity:
  Mortgage-backed and related securities (fair value -
   $54,309 at December 31, 1999; $54,854 at June 30, 1999).................        54,522                54,618
Loans held for sale, at lower of cost or market............................        12,920                 6,437
Loans receivable, net......................................................       350,161               281,120
Investment  in Federal Home Loan Bank stock, at cost.......................         7,627                 6,527
Foreclosed properties, net.................................................           960                   621
Office properties and equipment............................................         5,637                 5,771
Prepaid expenses and other assets..........................................         6,656                 5,498
                                                                                 --------              --------
          Total assets.....................................................      $517,988              $469,659
                                                                                 ========              ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Deposits.................................................................      $318,215              $288,714
  Notes payable and other borrowings.......................................       160,784               129,519
  Advance payments by borrowers for taxes and insurance....................           288                 3,225
  Accrued interest on deposit accounts and other borrowings................         2,949                 2,006
  Accrued expenses and other liabilities...................................         1,991                11,699
                                                                                 --------              --------
          Total liabilities................................................      $484,227              $435,163

Shareholders' Equity:
  Preferred stock, $1.00 par value; authorized 2,000,000 shares;
    none outstanding.......................................................             -                     -
  Common stock, $1.00 par value; authorized 6,000,000 shares;
    issued 3,162,500 shares; outstanding 2,697,941 shares at
    December 31, 1999 and 2,839,941 shares at June 30, 1999................         3,162                 3,162
  Additional paid-in capital...............................................        10,073                 9,937
  Unearned ESOP compensation...............................................          (345)                 (405)
  Unearned restricted stock awards.........................................           (74)                  (78)
  Accumulated other comprehensive loss.....................................        (1,908)               (1,089)
  Treasury stock, at cost: 464,559 shares at December 31, 1999
    and 322,559 shares at June 30, 1999....................................        (4,509)               (2,796)
  Retained earnings, substantially restricted..............................        27,362                25,765
                                                                                 --------              --------
          Total shareholders' equity.......................................      $ 33,761              $ 34,496
                                                                                 --------              --------
          Total liabilities and shareholders' equity.......................      $517,988              $469,659
                                                                                 ========              ========


     See accompanying Notes to Consolidated Financial Statements (unaudited)

                       LEDGER CAPITAL CORP. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in thousands, except for per share data)
                                   (Unaudited)

                                                                             THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                                DECEMBER 31,              DECEMBER 31,
                                                                            ---------------------    -----------------------
                                                                               1999        1998         1999          1998
                                                                            ----------   --------    ----------     --------
                                                                            (Restated)               (Restated)
INTEREST INCOME:
     Loans receivable..................................................       $7,091      $5,970       $13,291       $11,871
     Securities and interest-bearing deposits..........................        1,522       2,112         3,097         4,179
     Mortgage-backed and related securities............................        1,142         803         2,241         1,195
                                                                              ------      ------       -------       -------
               Total interest income...................................        9,755       8,885        18,629        17,245

INTEREST EXPENSE:
     Deposits..........................................................        3,998       4,018         7,632         7,716
     Advance payments by borrowers for taxes and insurance.............           26          29            51            55
     Notes payable and other borrowings................................        2,393       1,937         4,496         3,776
                                                                              ------      ------       -------       -------
               Total interest expense..................................        6,417       5,984        12,179        11,547
                                                                              ------      ------       -------       -------
     Net interest income...............................................        3,338       2,901         6,450         5,698
     Provision for losses on loans.....................................          170         210           290           340
                                                                              ------      ------       -------       -------
     Net interest income after provision for losses on loans...........        3,168       2,691         6,160         5,358

NON-INTEREST INCOME:
     Service charges on loans..........................................          101          57           158           135
     Service charges on deposit accounts...............................          119         121           241           234
     Loan servicing fees, net..........................................           12          (1)           24            13
     Insurance commissions.............................................           38          10            50            29
     Gain on sale of securities and
         mortgage-backed and related securities, net...................            8          35            62            35
     Gain on sale of loans.............................................           57         438           153           652
     Other income......................................................           52          46           106            88
                                                                              ------      ------       -------       -------
               Total non-interest income...............................          387         706           794         1,186

NON-INTEREST EXPENSE:
     Compensation and benefits.........................................        1,255       1,283         2,625         2,522
     Marketing.........................................................          149          98           202           164
     Occupancy and equipment...........................................          424         384           817           793
     Deposit insurance premiums........................................           43          40            88            82
     Other non-interest expense........................................          329         386           664           704
                                                                              ------      ------       -------       -------
               Total non-interest expense..............................        2,200       2,191         4,396         4,265
                                                                              ------      ------       -------       -------
     Income before income taxes........................................        1,355       1,206         2,558         2,279
     Income taxes......................................................          431         417           826           772
                                                                              ------      ------       -------       -------
          Net income...................................................       $  924      $  789       $ 1,732       $ 1,507
                                                                              ======      ======       =======       =======
          Earnings per share - (basic) ................................       $ 0.36      $ 0.28       $  0.66       $  0.54
                                                                              ======     =======       =======       =======
          Earnings per share - (diluted) ..............................       $ 0.35      $ 0.27       $  0.64       $  0.52
                                                                              ======     =======       =======       =======


     See accompanying Notes to Consolidated Financial Statements (unaudited)

                       LEDGER CAPITAL CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (Dollars in thousands)
                                   (Unaudited)


                                                                 ADDITIONAL     UNEARNED       UNEARNED
                                                     COMMON       PAID-IN         ESOP        RESTRICTED
                                                      STOCK       CAPITAL     COMPENSATION       STOCK
                                                     -------     ----------   ------------    ----------

SIX MONTHS ENDED DECEMBER 31, 1999
Balance at June 30, 1999...........................   $3,162      $ 9,937        ($405)          ($78)
Net income.........................................        -            -            -              -
Accumulated other comprehensive income:
    Unrealized holding loss arising during period-         -            -            -              -
    Re-classification adjustment for gains
      realized in income...........................        -            -            -              -
    Income tax effect..............................        -            -            -              -

Comprehensive income...............................        -            -            -              -
Cash Dividends ($.05 per share)....................        -            -            -              -
Amortization of unearned ESOP and
  restricted stock award compensation..............        -          136           60              4
Purchase of treasury stock (142,000 shares)........        -            -            -              -
                                                      ------      -------        -----          -----

Balance at December 31, 1999.......................   $3,162      $10,073        ($345)         ($ 74)
                                                      ======      =======        =====          =====
SIX MONTHS ENDED DECEMBER 31, 1998
Balance at June 30, 1998...........................   $3,162      $ 9,512        ($532)         ($124)

Net income.........................................        -            -            -              -
Accumulated other comprehensive income:
    Unrealized holding gain arising during period-         -            -            -              -
    Re-classification adjustment for gains
      realized in income...........................        -            -            -              -
    Income tax effect..............................        -            -            -              -
Comprehensive income...............................        -            -            -              -
Amortization of unearned ESOP and
  restricted stock award compensation..............        -          138           54             42
Purchase of treasury stock (66,900 shares).........        -            -            -              -
Exercise of stock options (13,624 shares)..........        -           44            -              -
                                                      ------      -------        -----          -----
Balance at December 31, 1998.......................   $3,162      $ 9,694        ($478)          ($82)
                                                      ======      =======        =====          =====


                                                                             ACCUMULATED
                                                                                OTHER         TOTAL
                                                     RETAINED    TREASURY   COMPREHENSIVE  SHAREHOLDERS'
                                                     EARNINGS     STOCK          LOSS         EQUITY
                                                     ----------  --------   ------------   ------------
                                                     (Restated)                             (Restated)
SIX MONTHS ENDED DECEMBER 31, 1999
Balance at June 30, 1999...........................   $25,765     ($2,796)    ($1,089)      $34,496

Net income.........................................     1,732           -           -         1,732
Accumulated other comprehensive income:
    Unrealized holding loss arising during period-          -      (1,285)     (1,285)
    Re-classification adjustment for gains
      realized in income...........................         -           -         (62)          (62)
    Income tax effect..............................         -           -         528           528
                                                                                            -------
Comprehensive income...............................         -           -           -           913
Cash Dividends ($.05 per share)....................      (135)          -           -          (135)
Amortization of unearned ESOP and
  restricted stock award compensation..............         -           -           -           200
Purchase of treasury stock (142,000 shares)........         -      (1,713)          -        (1,713)
                                                      -------     -------      -------      -------

Balance at December 31, 1999.......................   $27,362     ($4,509)     ($1,908)     $33,761
                                                      =======     =======      =======      =======

SIX MONTHS ENDED DECEMBER 31, 1998
Balance at June 30, 1998...........................   $22,847     ($1,385)        ($27)     $33,453

Net income.........................................     1,507           -            -        1,507
Accumulated other comprehensive income:
    Unrealized holding gain arising during period-          -          71           71
    Re-classification adjustment for gains
      realized in income...........................         -           -          (35)         (35)
    Income tax effect..............................         -           -          (14)         (14)
                                                                                            -------
Comprehensive income...............................         -           -            -        1,529
Amortization of unearned ESOP and
  restricted stock award compensation..............         -           -            -          234
Purchase of treasury stock (66,900 shares).........         -        (855)           -         (855)
Exercise of stock options (13,624 shares)..........       (35)         96            -          105
                                                      -------     -------      -------      -------
Balance at December 31, 1998.......................   $24,319     ($2,144)         ($5)     $34,466
                                                      =======     =======      =======      =======



     See accompanying Notes to Consolidated Financial Statements (unaudited)

                       LEDGER CAPITAL CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                        SIX MONTHS ENDED
                                                                                           DECEMBER 31,
                                                                                ------------------------------------
                                                                                     1999                   1998
                                                                                --------------           -----------
                                                                                  (Restated)
                                                                                             (IN THOUSANDS)
OPERATING ACTIVITIES
Net Income..................................................................      $  1,732                 $  1,507
Adjustments to reconcile net income to cash
provided by (used in) operating activities:
  Provision for losses on loans.............................................           290                      340
  Provision for depreciation and amortization...............................           407                      211
  Net gain on sales of investments and
    mortgage-backed and related securities..................................           (62)                     (35)
  Net gain on sale of loans.................................................          (153)                    (652)
  Amortization of unearned ESOP and restricted stock awards.................           200                      234
  Loans originated for sale.................................................       (13,272)                 (36,797)
  Sales of loans originated for sale........................................         6,789                   36,004
  Increase in prepaid expenses and other assets.............................        (1,158)                    (768)
  Decrease in payables for investments purchased...........................         (9,909)                  (6,273)
  Increase in accrued expenses and other liabilities........................         1,144                      299
  Other adjustments.........................................................           867                      346
                                                                                  --------                 --------
Net cash used in operating activities.......................................       (13,125)                  (5,584)
                                                                                  --------                 --------

INVESTING ACTIVITIES
Proceeds from the sale of securities available-for-sale.....................        44,770                    5,535
Proceeds from the maturity of securities available-for-sale.................         4,000                    6,090
Purchases of securities available-for-sale..................................       (34,737)                 (85,389)
Proceeds from maturities of securities held-to-maturity.....................             -                      572
Purchases of mortgage-backed and related securities.........................        (8,096)                  (8,116)
Principal collected on mortgage-backed and related securities...............        23,590                   52,306
Net increase in loans receivable............................................       (70,836)                  (5,189)
Proceeds from sales of foreclosed properties................................           980                        -
Purchase of Federal Home Loan Bank stock....................................        (1,100)                    (749)
Purchases of office properties and equipment, net...........................          (108)                    (341)
                                                                                  --------                 --------
Net cash used in investing activities.......................................       (41,537)                 (35,472)
                                                                                  --------                 --------

FINANCING ACTIVITIES
Net increase in deposits....................................................        29,501                   32,845
Proceeds from long-term notes payable to Federal Home Loan Bank.............        65,000                   20,000
Repayment of long-term notes payable to Federal Home Loan Bank..............       (41,500)                  (8,000)
Net increase in short-term notes payable and other borrowings...............         7,765                    5,875
Exercise of stock options...................................................             -                      105
Purchase of treasury stock..................................................        (1,713)                    (855)
Cash dividends..............................................................          (135)                       -
Net increase in advance payments by borrowers for
  taxes and insurance.......................................................        (2,937)                  (2,997)
                                                                                  --------                 --------
Net cash provided by financing activities...................................        55,981                   46,973
                                                                                  --------                 --------
Increase in cash and cash equivalents.......................................         1,319                    5,917
Cash and cash equivalents at beginning of period............................         8,599                    8,184
                                                                                  --------                 --------
Cash and cash equivalents at end of period..................................        $9,918                  $14,101
                                                                                  ========                 ========



     See accompanying Notes to Consolidated Financial Statements (unaudited)

                      LEDGER CAPITAL CORP. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                          SIX MONTHS ENDED
                                                                                             DECEMBER 31,
                                                                                   -------------------------------
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

                                                           For the Three Months             For the Three Months
                                                          Ended December 31, 1999          Ended December 31, 1998
                                                        ----------------------------     -----------------------------
                                                           Basic         Diluted            Basic          Diluted
                                                        -----------  ---------------     -----------   ---------------
Weighted average common shares outstanding...........    2,702,452       2,702,452        2,903,558       2,903,558
Ungranted restricted stock...........................      (18,462)        (18,462)         (18,462)        (18,462)
Uncommitted ESOP shares..............................     (101,200)       (101,200)        (126,500)       (126,500)
Common stock equivalents due to
   dilutive effect of stock options..................            -          74,018                -         101,616
                                                        ----------      ----------       ----------      ----------

Total weighted average common shares
        and equivalents outstanding..................    2,582,790       2,656,808        2,758,596       2,860,212
                                                        ==========      ==========       ==========      ==========
        Net income for period........................     $924,000        $924,000         $789,000        $789,000
        Earnings per share...........................        $0.36           $0.35            $0.28           $0.27
                                                        ==========      ==========       ==========      ==========

                                                              For the Six Months               For the Six Months
                                                            Ended December 31, 1999          Ended December 31, 1998
                                                         ----------------------------     -----------------------------
                                                            Basic         Diluted            Basic          Diluted
                                                         -----------  ---------------     -----------   ---------------
     Weighted average common shares outstanding......     2,744,762       2,744,762        2,919,724       2,919,724
     Ungranted restricted stock......................       (18,462)        (18,462)         (18,462)        (18,462)
     Uncommitted ESOP shares.........................      (101,200)       (101,200)        (126,500)       (126,500)
     Common stock equivalents due to
        dilutive effect of stock options.............             -          78,548                -         106,303
                                                         ----------      ----------       ----------      ----------

     Total weighted average common shares
        and equivalents outstanding..................      2,625,100       2,703,648        2,774,762       2,881,065
                                                          ==========      ==========       ==========      ==========
        Net income for period........................     $1,732,000      $1,732,000       $1,507,000      $1,507,000
        Earnings per share...........................          $0.66           $0.64            $0.54           $0.52
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

                                                                                              TO BE WELL CAPITALIZED
                                                                          FOR CAPITAL         UNDER PROMPT CORRECTIVE
                                                      ACTUAL           ADEQUACY PURPOSES         ACTION PROVISIONS
                                                  ---------------     -------------------     ------------------------
                                                  AMOUNT    RATIO      AMOUNT      RATIO        AMOUNT        RATIO
                                                  ------    -----      ------      -----        ------        -----
                                                               (DOLLARS IN THOUSANDS)
As of December 31, 1999:
   Tier I Capital Leverage (to Average Assets):
     Consolidated........................         $35,303    6.72%     $15,751      3.00%          N/A          N/A
     West Allis Savings Bank.............          32,427    6.19       15,718      3.00        26,196         5.00
   Tier I Capital (to Risk-Weighted Assets):
     Consolidated........................          35,303   10.84       13,029      4.00           N/A          N/A
     West Allis Savings Bank.............          32,427    9.94       13,049      4.00        19,574         6.00
   Total Capital (to Risk-Weighted Assets):
     Consolidated........................          38,213   11.73       26,058      8.00           N/A          N/A
     West Allis Savings Bank.............          35,337   10.83       26,099      8.00        32,624        10.00


As a state-chartered savings bank, the Bank also is subject to a minimum regulatory capital requirement of the State of Wisconsin. At December 31, 1999, on a fully-phased-in basis of 6.0%, the Bank had actual capital of $33,761,000 with a required amount of $31,300,000, for excess capital of $2,461,000. There is no requirement to calculate the amount to be well capitalized under prompt corrective action provisions on a consolidated basis.

(6)  LOANS RECEIVABLE

Loans receivable are summarized as follows:

                                                            DECEMBER 31,               JUNE 30,
                                                                1999                    1999
                                                         ------------------       ------------------
                                                                       (IN THOUSANDS)
                                                                                                          Increase
                                                         Amount     Percent       Amount     Percent     (Decrease)
                                                         ------     -------       ------     -------     ----------
Real estate mortgage loans:
    Residential one-to-four family...................   $181,571      48.4%      $147,960      49.5%       $33,611
    Home equity......................................     20,046       5.3%        20,457       6.8%          (411)
    Residential multi-family.........................     40,961      10.9%        36,320      12.2%         4,641
    Commercial real estate...........................     62,167      16.6%        42,366      14.2%        19,801
    Residential construction.........................     16,129       4.3%        12,673       4.2%         3,456
    Other construction and land......................     28,588       7.6%        17,056       5.7%        11,532
                                                        --------    -------      --------    -------      --------
         Total real estate mortgage loans............    349,462      93.1%       276,832      92.6%        72,630

Consumer-related loans:
    Automobile.......................................        306       0.1%           444       0.2%          (138)
    Credit card......................................      2,430       0.7%         2,372       0.8%            58
    Other consumer loans.............................        935       0.3%         1,030       0.3%           (95)
                                                        --------    -------      --------    -------      --------
         Total consumer-related loans................      3,671       1.1%         3,846       1.3%          (175)
                                                        --------    -------      --------    -------      --------

Commercial loans.....................................     21,778       5.8%        18,254       6.1%         3,524
                                                        --------    -------      --------    -------      --------
         Gross loans.................................    374,911     100.0%       298,932     100.0%        75,979

Accrued interest receivable..........................      2,198                    1,664

Less:
    Undisbursed portion of loan proceeds.............    (23,269)                 (16,279)
    Deferred loan fees...............................       (619)                    (490)
    Deferred interest on sale of REO.................        (62)                       -
    Deferred gain on sale of REO.....................        (13)                       -
    Unearned interest................................        (75)                     (59)
    Allowances for loan losses.......................     (2,910)                  (2,648)
                                                       ---------                 --------
                                                        $350,161                 $281,120
                                                       =========                 ========

Loans serviced for investors totaled $38.8 million and $29.2 million at December 31, 1999 and June 30, 1999, respectively.

(7)  NOTES PAYABLE AND OTHER BORROWINGS

Notes payable and other borrowings are summarized as follows (dollars in thousands):

                                               DECEMBER 31, 1999                    JUNE 30, 1999
                                            ---------------------               ----------------------
                                                         WEIGHTED                             WEIGHTED
                                                          AVERAGE                              AVERAGE
                             MATURITY       AMOUNT         RATE                 AMOUNT          RATE
                             --------       ------       --------               ------        --------
Advances from
  Federal Home Loan Bank       1999       $      -            -%              $  7,000          6.55%
                               2000         25,002         6.06                 27,002          5.98
                               2001          3,000         5.91                  3,000          5.91
                               2002         15,000         5.95                 28,500          5.61
                               2003          3,042         5.60                  8,042          5.13
                               2004         65,000         5.58                  5,000          6.32
                               2005          5,000         5.33                  5,000          5.33
                               2007          6,500         6.52                  6,500          6.52
                               2008         15,000         4.79                 30,000          4.79
                               2009          5,000         5.02                      -             -
                                          --------                            --------
                                          $142,544         5.64%              $120,044          5.59%
                                                           =====                                =====
Securities sold under
  Agreements to repurchase     1999       $      -            -%              $  9,475          5.25%
                               2004         18,240         5.55                      -             -
                                          --------                            --------
                                          $ 18,240         5.55%              $  9,475          5.25%
                                          --------         =====              --------          =====

                                          $160,784                            $129,519
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

The following is a summary of ESOP shares at December 31, 1999 and 1998:

                                                                            Shares
                                                                  ---------------------------
                                                                     1999            1998
                                                                  ----------      -----------
Allocated shares..............................................       114,799          109,248
Shares committed to be released...............................        24,133           26,183
Unreleased shares.............................................        83,308          107,441
                                                                  ----------      -----------
Total ESOP shares.............................................       222,240          242,872
                                                                  ==========      ===========

Fair value of unreleased shares at December 31,...............    $  750,000      $ 1,182,000
                                                                  ==========      ===========

(9) RESTATEMENT OF FINANCIAL STATEMENTS

In April, 2001 the Company discovered a mathematical error in the way in which interest income was being accrued on certain purchased commercial real estate mortgage and multi-family residential mortgage loans. The error resulted from an inadvertent erroneous set-up of the loans in the Company's outsourced data processing system. The error resulted in the under accrual of interest income on these loans of $61,263 and $183,558 for the three and six months ended December 31, 1999, respectively. Interest income has been restated to correct that error. As a result of increased earnings in 2000 from the correction of this error, additional compensation of $36,500 and $73,000 for the three and six months ended December 31, 1999, respectively, is required to be accrued under the Company's Annual Incentive Plan. The Company's 2000 consolidated financial statements have, therefore, been restated to accrue the additional interest income and the additional compensation expense as well as the income tax expense of $9,732 and $43,449 related to the $24,763 and $110,558 net effect of the corrections on income before taxes for the three and six months ended December 31, 1999, respectively. The effect of the restatement increased net income by $15,031 and $67,109, basic earnings per share by $.01 and $.03 and diluted earnings per share by $.01 and $.02 for the three and six months ended December 31, 1999, respectively.

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

In April, 2001 the Company discovered a mathematical error in the way in which interest income was being accrued on certain purchased commercial real estate mortgage and multi-family residential mortgage loans. The error resulted from an inadvertent erroneous set-up of the loans in the Company's outsourced data processing system. The error resulted in the under accrual of interest income on these loans of $61,263 and $183,558 for the three and six months ended December 31, 1999, respectively. Interest income has been restated to correct that error. As a result of increased earnings in 2000 from the correction of this error, additional compensation of $36,500 and $73,000 for the three and six months ended December 31, 1999, respectively, is required to be accrued under the Company's Annual Incentive Plan. The Company's 2000 consolidated financial statements have, therefore, been restated to accrue the additional interest income and the additional compensation expense as well as the income tax expense of $9,732 and $43,449 related to the $24,763 and $110,558 net effect of the corrections on income before taxes for the three and six months ended December 31, 1999, respectively. The effect of the restatement increased net income by $15,031 and $67,109, basic earnings per share by $.01 and $.03 and diluted earnings per share by $.01 and $.02 for the three and six months ended December 31, 1999, respectively.

GENERAL

The Company's primary strategy since the Conversion has been to focus on effectively utilizing the capital acquired in the Conversion through asset growth and asset portfolio diversification into higher-yielding assets. This strategy resulted in an increase in the Company's asset size from $179.6 million at June 30, 1994 to $518.0 million at December 31, 1999. The Company's asset growth has come primarily through (i) the origination and purchase of mortgage loans (principally loans secured by one-to-four family owner-occupied homes) within and outside of the Company's primary lending area, (ii) the purchase of mortgage-backed and related securities, and (iii) the origination and purchase of commercial real-estate and business loans within and outside of the Company's primary lending area. This asset growth was funded through significant increases in Federal Home Loan Bank ("FHLB") advances and other borrowings, and increases in deposits consisting primarily of brokered and non-brokered wholesale deposits. The

Company's asset portfolio diversification has been, and continues to be, achieved by altering the composition of loans and securities originated, purchased, sold and held in the total asset portfolio. In particular, the Company has focused on originating and purchasing higher-yielding multi-family, commercial real estate and commercial business loans secured by properties or assets located within the Company's primary lending area (as defined herein), to either replace or supplement lower-yielding one-to-four family mortgage loans and principal run-off from the mortgage securities portfolio.* As part of its asset portfolio diversification strategy, the Company established a new commercial lending division in fiscal 1997 to originate commercial/industrial real estate term loans, construction loans, equipment leasing, inventory/equipment/receivables financing, lines of credit, letters of credit and government loan programs both within and outside of the Company's primary lending area. In fiscal 2000, the Company intends to continue its asset portfolio diversification strategy while maintaining a steady rate of growth of its asset base. The Company expects asset growth of $25 million in the second half of fiscal year 2000.*


Loan purchases of $68.3 million contributed to the asset growth during the six months ended December 31, 1999. The loans purchased were higher yielding, non-conforming one-to-four family, multi-family, commercial real estate and commercial loans. The loans are secured by properties located outside the Company's primary lending area. The sale and maturities of securities available-for-sale and principal repayments on loans offset the asset growth related to the loan purchases.

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

Loans receivable increased to $350.2 million at December 31, 1999 compared to $281.1 million at June 30, 1999. The increase at December 31, 1999 compared to June 30, 1999 is primarily the result of the purchase of non-conforming one-to-four family, multi-family and commercial real estate loans secured by properties located out of the Company's primary lending area, as such loans carried higher yields than comparable mortgage-backed and related securities during the six months ended December 31, 1999. Total mortgage loans originated and purchased amounted to $115.6 million ($62.8 million of which were purchased mortgage loans) and $99.6 million ($3.5 million of which were purchased mortgage loans) for the six months ended December 31, 1999 and 1998, respectively. The Company originated $27.3 million of conforming one-to-four family mortgage and construction loans within the primary lending area and purchased $33.4 million of non-conforming one-to-four family mortgage loans outside of the primary lending area. Sales of fixed-rate mortgage loans totaled $6.0 million and $36.8 million for the six months ended December 31, 1999 and 1998, respectively. The Company originated $10.0 million of non-conforming multi-family loans within the primary lending area and purchased $4.9 million of non-conforming multi-family loans outside of the primary lending area for the period ending December 31, 1999. Total commercial real estate mortgage loans originated and purchased totaled $37.9 million and $19.3 million for the six months ended December 31, 1999 and 1998, respectively. Of the $37.9 million commercial real estate mortgage loans originated and purchased, $13.9 million were originations of non-conforming commercial real estate loans within the Company's primary lending area, while $22.5 million were purchases of non-conforming commercial real estate loans outside the Company's primary lending area and $1.5 million were purchased non-conforming commercial real estate loans within the Company's primary lending area. The Company originated $10.2 million of non-conforming commercial loans within the primary lending area and purchased $5.5 million of non-conforming commercial loans outside of the primary lending area.

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

                                                                       AMOUNT MATURING OR REPRICING
                                                     -------------------------------------------------------------------
                                                                                MORE THAN    MORE THAN
                                                     WITHIN         FOUR TO      ONE YEAR    THREE YEARS
                                                      THREE         TWELVE      TO THREE      TO FIVE      OVER FIVE
                                                     MONTHS         MONTHS        YEARS        YEARS         YEARS      TOTAL
                                                     -------        -------     ---------    -----------   ----------   -----
                                                                        (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS(1):
Mortgage loans(2):
     Fixed rate.................................... $ 12,752      $  29,645    $  54,603     $  66,453      $ 71,582   $235,035
     Adjustable rate...............................   26,914         40,082       26,914         4,783         2,707    101,400
Consumer loans(2)..................................      259          2,769          423             -             -      3,451
Commercial loans(2)................................    2,002          9,479        6,181         3,486             -     21,148
Mortgage-backed and related securities:
     Fixed rate and securities available-for-sale..    1,664          4,540        9,417         6,604        10,901     33,126
     Adjustable rate...............................   40,098         12,221            -             -             -     52,319
Investment securities and
  securities available-for-sale ...................   14,268            728            -         9,633        27,911     52,540
                                                    ---------     ---------    ---------     ---------      --------   --------
     Total interest-earning assets................  $ 97,957      $  99,464    $  97,538     $  90,959      $113,101   $499,019
                                                    =========     =========    =========     =========      ========   ========

INTEREST-BEARING LIABILITIES:
Deposits(3):
     NOW accounts.................................. $    213      $     639    $   1,014     $     497      $    478   $  2,841
     Money market deposit accounts.................    4,664         13,991       10,447         1,672           318     31,092
     Passbook savings accounts.....................    1,463          4,389        6,963         3,412         3,278     19,505
     Certificates of deposit......................   112,071        127,750       14,367         2,307             -    256,495
     Escrow deposits...............................       -             288         -                -             -        288
Borrowings(4)
     FHLB advances and other borrowings............   73,240         55,002       13,042         8,000        11,500    160,784
                                                    ---------     ---------    ---------     ---------      --------   --------
     Total interest-bearing liabilities............ $191,651      $ 202,059    $  45,833     $  15,888      $ 15,574   $471,005
                                                    =========     =========    =========     =========      ========   ========
Excess (deficiency) of interest-earning assets over
  interest-bearing liabilities..................... ($93,694)     ($102,595)   $  51,705     $  75,071      $ 97,527   $ 28,014
                                                    =========     =========    =========     =========      ========   ========
Cumulative excess (deficiency) of interest-earning
  assets over interest-bearing liabilities......... ($93,694)     ($196,289)   ($144,584)    ($ 69,513)     $ 28,014   $ 28,014
                                                    =========     =========    =========     =========      ========   ========
Cumulative excess (deficiency) of interest-earning
  assets over interest-bearing liabilities
  as a percent of total assets.....................    (18.1)%        (37.9)%      (27.9)%       (13.4)%         5.4%       5.4%
                                                    =========     =========     ========     =========      ========   ========

-------------------
(1) Adjustable- and floating-rate assets are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due, and fixed-rate assets are included in the periods in which they are scheduled to be repaid based on scheduled amortization, in each case adjusted to take into account estimated prepayments utilizing the Company's historical prepayment statistics modified for forecasted statistics using annual prepayment rates ranging from 5% to 20%, based on the loan type.

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

The following table sets forth information regarding the Bank's non-accrual loans and foreclosed properties at the dates indicated:

                                                                              THREE MONTHS ENDED
                                                           ---------------------------------------------------------
                                                              DEC 31      SEP 30     JUN 30      MAR 31      DEC 31
                                                               1999        1999       1999         1999       1998
                                                              ------      ------     ------      ------      ------
Non-accrual mortgage loans............................        $2,100      $1,100     $2,118      $2,266      $3,238
Non-accrual consumer loans............................            65          49         88         129         136
                                                              ------      ------     ------      ------      ------
Total non-accrual loans...............................        $2,165      $1,149     $2,206      $2,395      $3,374
                                                              ======      ======     ======      ======      ======

Loans 90 days or more
  delinquent and still accruing.......................           118          82        219          54          52
                                                              ------      ------     ------      ------      ------
Total non-performing loans............................        $2.283      $1.231     $2,425      $2.449      $3,426
                                                              ======      ======     ======      ======      ======
Non-accrual investment securities.....................             -         235        235         233         233
Total foreclosed real estate net of
  related allowance for losses .......................           960       1,893        621         512          11
                                                              ------      ------     ------      ------      ------
Total non-performing assets...........................        $3,243      $3,359     $3,281      $3,194      $3,670
                                                              ======      ======     ======      ======      ======
Non-performing loans to
  gross loans receivable..............................         0.61%       0.34%       0.81%       0.83%       1.14%
                                                              ======      ======     ======      ======      ======
Non-performing assets to
  total assets .......................................         0.63%       0.64%       0.70%       0.67%       0.76%
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

 ALLOWANCE FOR LOAN LOSSES

The following table sets forth an analysis of the Bank's allowance for loan losses:

                                                                SIX MONTHS            YEAR             SIX MONTHS
                                                                   ENDED              ENDED               ENDED
                                                               DEC. 31, 1999      JUNE 30, 1999       DEC. 31, 1998
                                                               -------------      -------------       -------------
                                                                              (DOLLARS IN THOUSANDS)
         Balance at beginning of period.....................    $   2,648         $    2,329            $   2,329
         Additions charged to expense:
           Multi-family and commercial real estate..........          197                310                  230
           Consumer.........................................           55                120                   50
           Commercial.......................................           38                 50                   60
                                                                ---------         ----------            ---------
                                                                      290                480                  340

         Recoveries:
            Consumer........................................           14                 15                    6

         Charge-offs:
            One- to four-family.............................          (30)               (11)                 (11)
            Multi-family & commercial real estate...........            -                (34)                   -
            Consumer........................................          (12)              (131)                 (29)
                                                                ---------         ----------            ---------
                                                                      (42)              (176)                 (40)
                                                                ---------         ----------            ---------

         Net charge-offs....................................          (28)              (161)                 (34)
                                                                ---------         ----------            ---------

         Balance at end of period...........................    $   2,910         $    2,648            $   2,635
                                                                ---------         ----------            ---------

        Allowance for loan losses to
           non-performing loans at end
           of the period....................................      127.49%            109.19%               76.91%
                                                                =========         ==========            =========

        Allowance for loan losses to
           total loans at end of the period.................        0.78%              0.89%                0.88%
                                                                =========         ==========            =========


The level of allowance for loan losses at December 31, 1999, reflects the continued low level of charged off loans. Management believes that the allowance for loan losses is adequate as of December 31, 1999.

RESULTS OF OPERATIONS - COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998

GENERAL

Net income for the three months ended December 31, 1999 increased to $924,000 from $789,000 for the comparable 1998 period. The increase in net income was primarily due to an increase in net interest income. Return on average equity increased to 10.88% for the three months ended December 31, 1999 from 9.17% for the comparable 1998 period. Return on average assets increased to 0.70% for the three months ended December 31, 1999 from 0.66% for the comparable 1998 period.

NET INTEREST INCOME

The following table presents certain information related to average interest-earning assets and liabilities, net interest rate spread and net interest margin:

                                                           FOR THE THREE MONTHS ENDED DECEMBER 31,
                                             ---------------------------------------------------------------------
                                                         1999                                1998
                                             -----------------------------       ---------------------------------
                                                       INTEREST    AVERAGE                    INTEREST     AVERAGE
                                             AVERAGE    EARNED/    YIELD/        AVERAGE       EARNED/     YIELD/
                                             BALANCE     PAID       RATE         BALANCE        PAID        RATE
                                             -------   --------    -------       --------     --------     -------
                                                                  (DOLLARS IN THOUSANDS)
ASSETS:
Interest-earning assets:
  Mortgage loans.......................... $319,142     $6,435      8.07%        $264,591      $5,492       8.30%
  Consumer loans..........................    3,480        118     13.56            4,257         139      13.06
  Commercial loans........................   21,566        538      9.98           14,135         339       9.59
                                           --------     ------                   --------      ------
     Total loans..........................  344,188      7,091      8.24          282,983       5,970       8.44
  Securities held-to-maturity:
    Mortgage-backed securities............    8,784        137      6.24           16,460         256       6.22
    Mortgage related securities...........   45,185        731      6.47           40,684         751       7.38
                                           --------     ------                   --------      ------
      Total mortgage-backed
       and related securities.............   53,969        868      6.43           57,144       1,007       7.05
  Investment and other securities.........    9,171        133      5.80           28,442         384       5.40
  Securities available-for-sale...........   89,106      1,524      6.84           91,003       1,413       6.21
  Federal Home Loan Bank stock............    7,407        139      7.51            6,619         111       6.70
                                           --------     ------                   --------      ------
    Total interest-earning assets.........  503,841      9,755      7.74          466,191       8,885       7.62
Non-interest earning assets...............   23,088                                 9,074
                                           --------                              --------
    Total assets.......................... $526,929                              $475,265
                                           ========                              ========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
  NOW accounts............................ $  2,866         13      1.81%        $  2,834          12       1.69%
  Money market deposit accounts...........   33,004        362      4.39           41,175         528       5.13
  Passbook accounts.......................   20,130        147      2.92           21,294         156       2.93
  Certificates of deposit.................  252,085      3,476      5.52          228,555       3,322       5.81
                                           --------     ------                   --------      ------
    Total deposits........................  308,085      3,998      5.19          293,858       4,018       5.47
Advance payments by borrowers
  for taxes and insurance................     4,526         26      2.39            3,868          29       3.00
Borrowings................................  168,755      2,393      5.67          131,527       1,937       5.89
                                           --------     ------                   --------      ------
    Total interest-bearing liabilities....  481,366      6,417      5.33          429,253       5,984       5.58
Non-interest bearing deposits
  and liabilities.........................   11,604                                11,607
Shareholders' equity......................   33,959                                34,405
                                           --------                              --------
    Total liabilities and
      shareholders' equity................ $526,929                              $475,265
                                           ========                              ========
Net interest income/interest rate spread..              $3,338      2.41%                      $2,901       2.04%
                                                        ======      =====                      ======       =====
Net earning assets/net interest margin.... $ 22,475                 2.65%        $ 36,938                   2.49%
                                           ========                 =====        ========                   =====

Net interest income before provision for losses on loans increased $437,000, or 15.1%, to $3.3 million for the three months ended December 31, 1999 from $2.9 million for the comparable 1998 period. Interest income increased $870,000 for the three months ended December 31, 1999, partially offset by an increase in interest expense of $434,000. The level of net interest income primarily reflects a 8.1% increase in average interest-earning assets to $503.8 million for the three months ended December 31, 1999 from $466.2 million for the comparable 1998 period, an increase in interest rate spread to 2.41% for the three months ended December 31, 1999 from 2.04% for the comparable 1998 period, partially offset by a 39.2% decrease in the excess of the Company's average interest-earning assets over average interest-bearing liabilities to $22.5 million for the three months ended December 31, 1999 from $36.9 million for the comparable 1998 period. The increase in interest rate spread was primarily due to lower costing deposits and borrowings in the 1999 period as compared to the 1998 period. The interest rates on deposits and borrowings obtained in the quarter ending December 31, 1999 are increasing but the effect of the increasing rate environment is not yet fully reflected in the interest rate spread.

INTEREST INCOME

Interest income increased 9.8% to $9.8 million for the three months ended December 31, 1999 from $8.9 million for the comparable 1998 period. The increase in interest income was the result of an increase in average interest-earning assets of 8.1% to $503.8 million for the three months ended December 31, 1999 from $466.2 million for the comparable 1998 period and an increase of 12 basis points in the yield on interest-earning assets to 7.74% for the three months ended December 31, 1999 from 7.62% for the comparable 1998 period. Interest income on loans increased 18.8% to $7.1 million for the three months ended December 31, 1999, from $6.0 million for the comparable 1998 period. The increase was the result of an increase in the Company's average gross loans of 21.6% to $344.2 million for the three months ended December 31, 1999 from $283.0 million for the comparable 1998 period, partially offset by a decrease in average yield to 8.24% for the 1999 period from 8.44% for the comparable 1998 period. Gross loans increased primarily as a result of the Company purchasing more loans in the secondary market and increases in multi-family and commercial components of the portfolio and retaining substantially all of its adjustable and short-term fixed rate loan originations. See "Change in Financial Condition" for a discussion of the increase in gross loans. The decrease in yield is attributable to the increase in loans originated and purchased at lower interest rates since the period ending December 31, 1998. The interest rates on loans originated and purchased in the quarter ending December 31, 1999 are increasing but the effect of the increasing rate environment is not yet reflected in the yield. At December 31, 1999, the multifamily and commercial components of the Company's loan portfolio totaled $144.1 million, or 41.0% of the total loan portfolio, compared to $113.5 million, or 37.7% of the total loan portfolio at December 31, 1998.

Interest income on mortgage-backed securities decreased 46.5% to $137,000 for the three months ended December 31, 1999 from $256,000 for the comparable 1998 period. The decrease was primarily due to a decrease in average balances to $8.8 million for the three months ended December 31, 1999 from $16.5 million for the comparable 1998 period, partially offset by an increase in average yield to 6.24% for the 1999 period from 6.22% for the 1998 period. The increase in average yield on mortgage-backed securities was primarily due to the accelerated amortization of purchase premiums on mortgage-backed securities due to faster than projected principal repayments in the 1998 period. Interest income on mortgage-related securities decreased 2.7% to $731,000 for the three months ended December 31, 1999 from $751,000 for the comparable 1998 period. The decrease was primarily due to a decrease in average yield to 6.47% for the three months ended December 31, 1999 from 7.38% for the comparable 1998 period. The decrease was partially offset by an increase in average balances to $45.2 million for the three months ended December 31, 1999 from $40.7 million for the comparable 1998 period. The decrease in average yield on mortgage-related securities was primarily due to accelerated amortization of purchase premiums on mortgage related securities due to faster than projected principal repayments during the 1999 period. The increase in average balances of mortgage- related securities is due to management's decision to replace securities that repaid. Interest income on investment securities and securities available-for-sale and investment and other securities decreased 7.8% to $1.7 million for the three months ended December 31, 1999 from $1.8 million for the comparable 1998 period. The decrease was primarily due to an decrease in average balance to $98.3 million for the three months ended December 31, 1999 from $119.4 million for the 1998 period, offset by an increase in average yield to 6.74% for the three months ended December 31, 1999 from 6.02% for the comparable 1998 period. The decrease in securities available-for-sale was due to management's decision to sell securities during the 1999 period to fund loan originations and purchases. The increased average yield was primarily attributable to the increase in average maturity of the available-for-sale investments during the 1999 period.

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

NON-INTEREST EXPENSE

Non-interest expense increased 0.1% to $2.200 million for the three months ended December 31, 1999 from $2.191 million for the comparable 1998 period. The increase was primarily due to an increase in occupancy and equipment expense of $40,000 to $424,000 for the three months ended December 31, 1999 from $384,000 for the comparable 1998 period and an increase in marketing expense of $51,000 to $149,000 for the three months ended December 31, 1999 from $98,000 for the comparable 1998 period. Offsetting the increase was a decrease in compensation and benefits expense of $28,000 to $1.255 million for the three months ended December 31,1999 from $1.283 million for the comparable 1998 period and a decrease in other non-interest expense of $57,000 to $329,000 for the three months ended December 31, 1999 from $386,000 for the comparable 1998 period. The decrease in compensation and benefits expense primarily relates to a lower number of full time equivalent employees. The decrease in other non-interest expense is primarily due to increases in printing, office supplies, organization dues, legal and other miscellaneous expenses. The increase in marketing expense relates to a new brand development and strategic retail marketing program for the Bank's local market area. The increase in occupancy and equipment expense relates to an increase in bank furniture, fixtures and equipment.

RESULTS OF OPERATIONS - COMPARISON OF THE SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998


GENERAL

Net income for the six months ended December 31, 1999 increased to $1.7 million from $1.5 million for the comparable 1998 period. The increase in net income was primarily due to an increase in net interest income. Return on average equity increased to 10.19% for the six months ended December 31, 1999 from 8.83% for the comparable 1998 period. Return on average assets decreased to 0.68% for the six months ended December 31, 1999 from 0.66% for the comparable 1998 period.

NET INTEREST INCOME

The following table presents certain information related to average interest-earning assets and liabilities, net interest rate spread and net interest margin:

                                                           FOR THE SIX MONTHS ENDED DECEMBER 31,
                                             ---------------------------------------------------------------------
                                                         1999                                1998
                                             -----------------------------       ---------------------------------
                                                       INTEREST    AVERAGE                    INTEREST     AVERAGE
                                             AVERAGE    EARNED/    YIELD/        AVERAGE       EARNED/     YIELD/
                                             BALANCE     PAID       RATE         BALANCE        PAID        RATE
                                             -------   --------    -------       --------     --------     -------
                                                                  (DOLLARS IN THOUSANDS)
ASSETS:
Interest-earning assets:
  Mortgage loans.......................... $298,130    $12,039      8.08%        $263,579     $10,955       8.31%
  Consumer loans..........................    3,548        244     13.75            4,429         294      13.28
  Commercial loans........................   20,092      1,008     10.03           13,480         622       9.23
                                           --------    -------                   --------     -------
     Total loans..........................  321,770     13,291      8.26          281,488      11,871       8.43
  Securities held-to-maturity:
    Mortgage-backed securities............    9,483        298      6.28           18,716         630       6.73
    Mortgage related securities...........   44,521      1,432      6.43           41,735       1,509       7.23
                                           --------    -------                   --------     -------
      Total mortgage-backed
       and related securities.............   54,004      1,730      6.41           60,451       2,139       7.08
  Investment and other securities.........    8,747        245      5.60           18,332         512       5.59
  Securities available-for-sale...........   95,345      3,111      6.52           77,632       2,507       6.46
  Federal Home Loan Bank stock............    7,055        252      7.14            6,416         216       6.73
                                           --------    -------                   --------     -------
    Total interest-earning assets.........  486,921     18,629      7.65          444,319      17,245       7.76
Non-interest earning assets...............   22,578                                13,697
                                           --------                              --------
    Total assets.......................... $509,499                              $458,016
                                           ========                              ========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
  NOW accounts............................ $  2,841         25      1.76%        $  2,746          24       1.75%
  Money market deposit accounts...........   34,432        761      4.42           35,081         897       5.11
  Passbook accounts.......................   20,414        298      2.92           21,309         311       2.92
  Certificates of deposit.................  241,593      6,548      5.42          222,240       6,484       5.84
                                           --------    -------                   --------     -------
    Total deposits........................  299,280      7,632      5.10          281,376       7,716       5.48
Advance payments by borrowers
  for taxes and insurance................     4,277         51      2.38            3,897          55       2.82
Borrowings................................  158,552      4,496      5.67          127,043       3,776       5.94
                                           --------    -------                   --------     -------
    Total interest-bearing liabilities....  462,109     12,179      5.27          412,316      11,547       5.60
Non-interest bearing deposits
  and liabilities.........................   13,388                                11,581
Shareholders' equity......................   34,002                                34,119
                                           --------                              --------
    Total liabilities and
      shareholders' equity................ $509,499                              $458,016
                                           ========                              ========
Net interest income/interest rate spread..             $ 6,450      2.38%                     $ 5,698       2.16%
                                                       =======      =====                     =======       =====
Net earning assets/net interest margin.... $ 24,812                 2.65%        $ 32,003                   2.56%
                                           ========                 =====        ========                   =====

Net interest income before provision for losses on loans increased $752,000 or 13.2% to $6.5 million for the six months ended December 31, 1999 from $5.7 million for the comparable 1998 period. Interest income increased $1.4 million for the six months ended December 31, 1999, partially offset by an increase in interest expense of $632,000. The level of net interest income primarily reflects a 9.6% increase in average interest-earning assets to $486.9 million for the six months ended December 31, 1999 from $444.3 million for the comparable 1998 period and an increase in interest rate spread to 2.38% for the six months ended December 31, 1999 from 2.16% for the comparable 1998 period, offset by a 22.5% decrease in the excess of the Company's average interest-earning assets over average interest-bearing liabilities to $24.8 million for the six months ended December 31, 1999 from $32.0 million for the comparable 1998 period.

INTEREST INCOME

Interest income increased 8.0% to $18.6 million for the six months ended December 31, 1999 from $17.2 million for the comparable 1998 period. The increase in interest income was the result of an increase in average interest-earning assets of 9.6% to $486.9 million for the six months ended December 31, 1999 from $444.3 million for the comparable 1998 period, partially offset by a decrease of 11 basis points in the yield on interest-earning assets to 7.65% for the six months ended December 31, 1999 from 7.76% for the comparable 1998 period. Interest income on loans increased 12.0% to $13.3 million for the six months ended December 31, 1999 from $11.9 million for the comparable 1998 period. The increase was the result of an increase in average gross loans of 14.3% to $321.8 million for the six months ended December 31, 1999 from $281.5 million for the comparable 1998 period, partially offset by a decrease in average yield to 8.26% for the six months ended December 31, 1999 from 8.43% for the comparable 1998 period. Gross loans increased primarily as a result of the Company retaining substantially all of its adjustable and short-term fixed rate loan originations and purchasing more loans in the secondary market. The decrease in yield is attributable to the increase in loans refinanced at lower interest rates in fiscal 1999. Interest income on mortgage-backed securities decreased 52.7% to $298,000 for the six months ended December 31, 1999 from $630,000 for the comparable 1998 period. The decrease was primarily due to a decrease in average balances to $9.5 million for the six months ended December 31, 1999 from $18.7 million for the comparable 1998 and a decrease in average yield to 6.28% for the 1999 period from 6.73% for the 1998 period. Interest income on mortgage-related securities decreased 5.1% to $1.4 million for the six months ended December 31, 1999 from $1.5 million for the comparable 1998 period. The decrease was primarily due to a decrease in average yield to 6.43% for the six months ended December 31, 1999 from 7.23% for the comparable 1998 period, offset by an increase in average balances to $44.5 million for the six months ended December 31, 1999 from $41.7 million for the comparable 1998 period. The decrease in average yield on mortgage-backed securities and mortgage-related securities was primarily due to the adjustment in the adjustable rate securities portion of this portfolio which decreased due to lower interest rates and the accelerated amortization of purchase premiums on mortgage-backed securities due to faster than projected principal repayments during the 1999 period. The decline in average balances of mortgage-backed securities is due to management's decision to increase the securities available-for-sale portfolio. Interest income on investment securities and securities available-for-sale increased 11.2% to $3.4 million for the six months ended December 31, 1999 from $3.0 million for the comparable 1998 period. The increase was primarily due to an increase in average balance to $104.1 million for the six months ended December 31, 1999 from $96.0 million for the 1998 period and an increase in average yield to 6.45% for the 1999 period from 6.29% for the 1998 period. The higher average yield was primarily attributable to the increase in the average maturity of the securities in this portfolio.

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

NON-INTEREST EXPENSE

Non-interest expense increased 3.1% to $4.4 million for the six months ended December 31, 1999 from $4.3 million for the comparable 1998 period. The increase was primarily due to an increase in compensation and benefits expense of $103,000 to $2.6 million for the six months ended December 31, 1999 from $2.5 million for the comparable 1998 period, an increase in occupancy and equipment expense of $24,000 to $817,000 for the six months ended December 31, 1999 from $793,000 for the comparable 1998 period, an increase in marketing expense of $38,000 to $202,000 for the six months ended December 31, 1999 from $164,000 for the comparable 1998 period. Partially offsetting the increases in non-interest income was a decrease in other non-interest expense of $40,000 to $664,000 for the six months ended December 31, 1999 from $704,000 for the comparable 1999 period. The increase in compensation and benefits expense primarily relates to higher salary levels in the 1999 period. The increase in marketing expense relates to a new brand development and strategic retail marketing program for the Bank's local market area. The increase in occupancy and equipment expense primarily relates to increased purchases of bank equipment. The decrease in other non-interest income is primarily due to decreases in printing, office supplies, organization dues, legal and other miscellaneous expenses.

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



                                            Ledger Capital Corp.
                                            --------------------
                                            (Registrant)



Date:  April 27, 2001                       /s/    James D. Smessaert
                                            -----------------------------------
                                            James D. Smessaert
                                            Chairman of the Board
                                            Chief Executive Officer



Date: April 27, 2001                        /s/    Arthur E. Thompson
                                            -----------------------------------
                                            Arthur E. Thompson
                                            Chief Financial Officer

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



                                            Ledger Capital Corp.
                                            --------------------
                                            (Registrant)



Date: April 27, 2001
                                            -----------------------------------
                                            James D. Smessaert
                                            Chairman of the Board
                                            Chief Executive Officer



Date: April 27, 2001
                                            -----------------------------------
                                            Arthur E. Thompson
                                            Chief Financial Officer