Form 10-Q/A
period 2000-03-31
LEDGER CAPITAL CORP
filed 2001-05-01
CIK 910522

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

                     HALLMARK CAPITAL CORP. AND SUBSIDIARY
                                   FORM 10-Q/A

Part I.  Financial Information


         Item 1.  Financial Statements (unaudited):

                  Consolidated Statements of Financial Condition
                     as of March 31, 2000 and June 30, 1999 (unaudited)................   1

                  Consolidated Statements of Income for the Three and Nine Months
                     ended March 31, 2000 and 1999 (unaudited).........................   2

                  Consolidated Statements of Shareholders' Equity for the Nine
                     Months ended March 31, 2000 and 1999 (unaudited)..................   3

                  Consolidated Statements of Cash Flows for the Nine Months
                     ended March 31, 2000 and 1999 (unaudited).........................   4

                  Notes to Consolidated Financial Statements (unaudited)...............   6


         Item 2.  Management's Discussion and Analysis of Financial Condition
                     and Results of Operations.........................................  13


         Item 3.  Quantitative and Qualitative Disclosure About Market Risk............  32


Part II. Other Information

         Item 1.  Legal Proceedings....................................................  33

         Item 2.  Changes in Securities and Use of Proceeds............................  33

         Item 3.  Defaults Upon Senior Securities......................................  33

         Item 4.  Submission of Matters to a Vote of Security Holders..................  33

         Item 5.  Other Information....................................................  33

         Item 6.  Exhibits and Reports on Form 8-K.....................................  33

                  Signature Page.......................................................  36

                       LEDGER CAPITAL CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    (Dollars in thousands, except share data)
                                   (Unaudited)

                                                                              MARCH 31,     JUNE 30,
                                                                                2000          1999
                                                                             ----------    ---------
ASSETS                                                                       (Restated)

Cash and non-interest bearing deposits.....................................   $  2,731     $  3,582
Interest-bearing deposits..................................................      7,755        5,017
                                                                              --------     --------
Cash and cash equivalents..................................................     10,486        8,599

Securities available-for-sale (at fair value):

  Investment securities....................................................     38,252       44,902
  Mortgage-backed and related securities...................................     39,828       55,566
Securities held-to-maturity:
  Mortgage-backed and related securities (fair value -
   $15,233 at March 31, 2000; $54,854 at June 30, 1999)....................     15,627       54,618
Loans held for sale, at lower of cost or market............................     13,775        6,437
Loans receivable, net......................................................    375,077      281,120
Investment  in Federal Home Loan Bank stock, at cost.......................      7,627        6,527
Foreclosed properties, net.................................................        960          621
Office properties and equipment............................................      5,533        5,771
Prepaid expenses and other assets..........................................      7,210        5,498
                                                                              --------     --------
          Total assets.....................................................   $514,375     $469,659
                                                                              ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Deposits.................................................................   $331,796     $288,714
  Notes payable and other borrowings.......................................    141,784      129,519
  Advance payments by borrowers for taxes and insurance....................      1,993        3,225
  Accrued interest on deposit accounts and other borrowings................      3,808        2,006
  Accrued expenses and other liabilities...................................      2,088       11,699
                                                                              --------     --------
          Total liabilities................................................   $481,469     $435,163

Shareholders' Equity:
  Preferred stock, $1.00 par value; authorized 2,000,000 shares;
    none outstanding.......................................................          -            -
  Common stock, $1.00 par value; authorized 6,000,000 shares;
    issued 3,162,500 shares; outstanding 2,563,241 shares at
    March 31, 2000 and 2,839,941 shares at June 30, 1999...................      3,162        3,162
  Additional paid-in capital...............................................     10,141        9,937
  Unearned ESOP compensation...............................................       (315)        (405)
  Unearned restricted stock awards.........................................        (74)         (78)
  Accumulated other comprehensive loss.....................................     (2,090)      (1,089)
  Treasury stock, at cost: 599,259 shares at March 31, 2000
    and 322,559 shares at June 30, 1999....................................     (5,824)      (2,796)
  Retained earnings, substantially restricted..............................     27,906       25,765
                                                                              --------     --------
          Total shareholders' equity.......................................   $ 32,906     $ 34,496
                                                                              --------     --------
          Total liabilities and shareholders' equity.......................   $514,375     $469,659
                                                                              ========     ========


     See accompanying Notes to Consolidated Financial Statements (unaudited)

                       LEDGER CAPITAL CORP. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in thousands, except for per share data)
                                   (Unaudited)



                                                                            Three Months Ended       Nine Months Ended
                                                                                 March 31,              March 31,
                                                                            ------------------     ---------------------
                                                                               2000      1999         2000        1999
                                                                            ----------  ------     ----------   --------
                                                                            (Restated)             (Restated)
INTEREST INCOME:

     Loans receivable..................................................       $7,758    $5,954     $21,049       $17,825
     Securities and interest-bearing deposits..........................        1,410     1,923       4,507         6,102
     Mortgage-backed and related securities............................        1,005       924       3,246         2,119
                                                                            --------    ------    --------      --------
               Total interest income...................................       10,173     8,801      28,802        26,046

INTEREST EXPENSE:

     Deposits..........................................................        4,578     3,970      12,210        11,686
     Advance payments by borrowers for taxes and insurance.............            6         5          57            60
     Notes payable and other borrowings................................        2,305     1,874       6,801         5,650
                                                                            --------    ------    --------      --------
               Total interest expense..................................        6,889     5,849      19,068        17,396
                                                                            --------    ------    --------      --------
     Net interest income...............................................        3,284     2,952       9,734         8,650
     Provision for losses on loans.....................................          337       140         627           480
                                                                            --------    ------    --------      --------
     Net interest income after provision for losses on loans...........        2,947     2,812       9,107         8,170

NON-INTEREST INCOME:

     Service charges on loans..........................................           77       127         235           262
     Service charges on deposit accounts...............................          106       107         347           341
     Loan servicing fees, net..........................................           12         7          36            20
     Insurance commissions.............................................           36        31          86            60
     Gain (loss) on sale of securities and
         mortgage-backed and related securities, net...................          (14)        -          48            35
     Gain (loss) on loans held for sale................................         (188)      180         (35)          832
     Other income......................................................           60       121         166           209
                                                                            --------    ------    --------      --------
               Total non-interest income...............................           89       573         883         1,759

NON-INTEREST EXPENSE:

     Compensation and benefits.........................................        1,206     1,363       3,831         3,885
     Marketing.........................................................           87        96         289           260
     Occupancy and equipment...........................................          347       449       1,164         1,242
     Deposit insurance premiums........................................           17        45         105           127
     Other non-interest expense........................................          425       374       1,089         1,078
                                                                            --------    ------    --------      --------
               Total non-interest expense..............................        2,082     2,327       6,478         6,592
                                                                            --------    ------    --------      --------
     Income before income taxes........................................          954     1,058       3,512         3,337
     Income taxes......................................................          276       340       1,102         1,112
                                                                            --------    ------    --------      --------
          Net income...................................................     $    678    $  718    $  2,410      $  2,225
                                                                            ========    ======    ========      ========
          Earnings per share - (basic) ................................     $   0.27    $ 0.26    $   0.93      $   0.80
                                                                            ========    ======    ========      ========
          Earnings per share - (diluted) ..............................     $   0.26    $ 0.25    $   0.90      $   0.78
                                                                            ========    ======    ========      ========




     See accompanying Notes to Consolidated Financial Statements (unaudited)

                       LEDGER CAPITAL CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (Dollars in thousands)
                                   (Unaudited)

                                                            Additional    Unearned     Unearned
                                                    Common    Paid-In       ESOP      Restricted
                                                     Stock    Capital   Compensation    Stock
                                                    ------  ----------  ------------  ----------
NINE MONTHS ENDED MARCH 31, 2000
--------------------------------
Balance at June 30, 1999........................... $3,162    $9,937       ($405)        ($78)
Net income.........................................      -         -           -            -
Accumulated other comprehensive income:
    Unrealized holding loss arising during period-       -         -           -            -
    Re-classification adjustment for gains
      realized in income...........................      -         -           -            -
    Income tax effect..............................      -         -           -            -

Comprehensive income...............................      -         -           -            -
Cash Dividends ($.05 per share)....................      -         -           -            -
Amortization of unearned ESOP and
  restricted stock award compensation..............      -       204          90            4
Purchase of treasury stock (276,700 shares)........      -         -           -            -
                                                    ------   -------       -----       ------
Balance at March 31, 2000.......................... $3,162   $10,141       ($315)       ($ 74)
                                                    ======   =======       =====       ======

NINE MONTHS ENDED MARCH 31, 1999
--------------------------------
Balance at June 30, 1998........................... $3,162    $9,512       ($532)       ($124)
Net income.........................................      -         -           -            -
Accumulated other comprehensive income:
    Unrealized holding gain arising during period-       -         -           -            -
    Re-classification adjustment for gains
      realized in income..........................       -         -           -            -
    Income tax effect.............................       -         -           -            -

Comprehensive income...............................      -         -           -            -
Amortization of unearned ESOP and
  restricted stock award compensation..............      -       206          81           44
Purchase of treasury stock (70,900 shares).........      -         -           -            -
Exercise of stock options (38,624 shares)..........      -       113           -            -
                                                    ------    ------       -----       ------
Balance at March 31, 1999.......................... $3,162    $9,831       ($451)        ($80)
                                                    ======    ======       =====       ======


                                                                           Accumulated
                                                                              Other          Total
                                                     Retained   Treasury  Comprehensive  Shareholders'
                                                     Earnings     Stock       loss          Equity
                                                    ----------  --------  -------------  -------------
NINE MONTHS ENDED MARCH 31, 2000                    (Restated)                            (Restated)
--------------------------------
Balance at June 30, 1999...........................   $25,765   ($2,796)    ($1,089)        $34,496
Net income.........................................     2,410         -           -           2,410
Accumulated other comprehensive income:
    Unrealized holding loss arising during period-          -    (1,554)     (1,554)
    Re-classification adjustment for gains
      realized in income...........................         -         -         (48)            (48)
    Income tax effect..............................         -         -         601             601
                                                                                            -------
Comprehensive income...............................         -         -           -          (1,409)
Cash Dividends ($.05 per share)....................      (269)        -           -            (269)
Amortization of unearned ESOP and
  restricted stock award compensation..............         -         -           -             298
 Purchase of treasury stock (276,700 shares).......         -    (3,028)            -        (3,028)
                                                      -------   -------    ---------        -------
Balance at March 31, 2000..........................   $27,906   ($5,824)     ($2,090)       $32,906
                                                      =======   =======      =======        =======

NINE MONTHS ENDED MARCH 31, 1999
--------------------------------
Balance at June 30, 1998...........................   $22,847   ($1,385)       ($27)        $33,453
Net income.........................................     2,225         -           -           2,225
Accumulated other comprehensive income:
    Unrealized holding gain arising during period-          -      (104)       (104)
    Re-classification adjustment for gains
      realized in income...........................         -         -         (35)            (35)
    Income tax effect..............................         -         -          14              14
                                                                                            -------
Comprehensive income...............................         -         -           -           2,072
Amortization of unearned ESOP and
  restricted stock award compensation..............         -         -           -             331
Purchase of treasury stock (70,900 shares).........         -      (898)          -            (898)
Exercise of stock options (38,624 shares)..........      (124)      285           -             274
                                                      -------   -------  ----------         -------
Balance at March 31, 1999..........................   $24,948   ($1,998)      ($152)        $35,260
                                                      =======   =======    ========         =======

     See accompanying Notes to Consolidated Financial Statements (unaudited)

                       LEDGER CAPITAL CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                 NINE MONTHS ENDED
                                                                                     MARCH 31,
                                                                             -------------------------
                                                                                2000           1999
                                                                             ----------     ----------
                                                                             (Restated)
                                                                                   (IN THOUSANDS)
OPERATING ACTIVITIES
Net Income..................................................................  $  2,410       $  2,225
Adjustments to reconcile net income to cash
provided by (used in) operating activities:
  Provision for losses on loans.............................................       627            480
  Provision for depreciation and amortization...............................       562            328
  Net gain on sales of investments and
    mortgage-backed and related securities..................................       (48)           (35)
  Proceeds from the sale of trading securities..............................    24,107              -
  Net gain (loss) on loans held for sale....................................        35           (832)
  Amortization of unearned ESOP and restricted stock awards.................       298            331
  Loans originated for sale.................................................   (15,976)       (49,319)
  Sales of loans originated for sale........................................     8,422         46,376
  Increase in prepaid expenses and other assets.............................    (1,712)        (1,158)
  Decrease in payables for investments purchased...........................     (9,909)        (9,858)
  Increase in accrued expenses and other liabilities........................     2,100            152
  Other adjustments.........................................................       940           (366)
                                                                              --------       --------
Net cash provided by (used in) operating activities.........................    11,856        (11,676)
                                                                              --------       --------

INVESTING ACTIVITIES
Proceeds from the sale of securities available-for-sale.....................    46,602          5,535
Proceeds from the maturity of securities available-for-sale.................     4,160          8,150
Purchases of securities available-for-sale..................................   (34,737)      (103,130)
Proceeds from maturities of securities held-to-maturity.....................         -            572
Purchases of mortgage-backed and related securities.........................    (8,096)       (10,320)
Principal collected on mortgage-backed and related securities...............    27,595         74,895
Net increase in loans receivable............................................   (96,061)        (2,967)
Proceeds from sales of foreclosed properties................................       980             11
Purchase of Federal Home Loan Bank stock....................................    (1,100)          (899)
Purchases of office properties and equipment, net...........................      (130)          (439)
                                                                              --------       --------
Net cash used in investing activities.......................................   (60,787)       (28,592)
                                                                              --------       --------

FINANCING ACTIVITIES
Net increase in deposits....................................................    43,082         36,236
Proceeds from long-term notes payable to Federal Home Loan Bank.............    95,000         25,000
Repayment of long-term notes payable to Federal Home Loan Bank..............   (81,500)       (13,000)
Net increase in short-term notes payable and other borrowings...............    (1,235)             -
Exercise of stock options...................................................         -            274
Purchase of treasury stock..................................................    (3,028)          (898)
Cash dividends..............................................................      (269)             -
Net increase in advance payments by borrowers for
  taxes and insurance.......................................................    (1,232)        (1,513)
                                                                              --------       --------
Net cash provided by financing activities...................................    50,818         46,099
                                                                              --------       --------
Increase in cash and cash equivalents.......................................     1,887          5,831
Cash and cash equivalents at beginning of period............................     8,599          8,184
                                                                              --------       --------
Cash and cash equivalents at end of period..................................  $ 10,486       $ 14,015
                                                                              ========       ========


     See accompanying Notes to Consolidated Financial Statements (unaudited)

                       LEDGER CAPITAL CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                    NINE MONTHS ENDED
                                                                                        MARCH 31,
                                                                                ------------------------
                                                                                   2000          1999
                                                                                ----------    ----------
                                                                                     (IN THOUSANDS)

Supplemental disclosures of cash flow information:

Interest paid (including amounts credited to deposit accounts) ..............     $17,286       $11,234

Income taxes paid ...........................................................     $   754       $   844


Non-cash transactions:

Loans transferred to foreclosed properties...................................     $ 1,319             -

Securities and mortgage-backed securities reclassified to
  trading and securities available-for-sale..................................     $37,803             -




     See accompanying Notes to Consolidated Financial Statements (unaudited)

                       LEDGER CAPITAL CORP. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and in accordance with the instructions to Form 10-Q/A and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for the interim periods have been included.

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


                                                           For the Three Months            For the Three Months
                                                           Ended March 31, 2000            Ended March 31, 1999
                                                        --------------------------      --------------------------
                                                           Basic         Diluted           Basic         Diluted
                                                        -----------    -----------      -----------    -----------

Weighted average common shares outstanding...........    2,627,682      2,627,682        2,881,965       2,881,965
Ungranted restricted stock...........................      (18,462)       (18,462)         (18,462)        (18,462)
Uncommitted ESOP shares..............................      (94,875)       (94,875)        (120,175)       (120,175)
Common stock equivalents due to
   dilutive effect of stock options..................            -         69,632                -          87,692
                                                        ----------     ----------       ----------      ----------
Total weighted average common shares
        and equivalents outstanding..................    2,514,345      2,583,977        2,743,328       2,831,020
                                                        ==========     ==========       ==========      ==========
   Net income for period.............................   $  678,000     $  678,000       $  718,000        $718,000
   Earnings per share................................   $     0.27     $     0.26       $     0.26           $0.25
                                                        ==========     ==========       ==========      ==========


                                                           For the Nine Months              For the Nine Months
                                                           Ended March 31, 2000             Ended March 31, 1999
                                                        -------------------------       --------------------------
                                                          Basic         Diluted            Basic          Diluted
                                                        ----------   ------------       -----------     -----------
Weighted average common shares outstanding..........     2,706,019      2,706,019        2,907,363       2,907,363
Ungranted restricted stock..........................       (18,462)       (18,462)         (18,462)        (18,462)
Uncommitted ESOP shares.............................       (94,875)       (94,875)        (120,175)       (120,175)
Common stock equivalents due to
   dilutive effect of stock options.................             -         75,844                -          95,345
                                                        ----------     ----------       ----------      ----------

Total weighted average common shares
   and equivalents outstanding......................     2,592,682      2,668,526        2,768,726       2,864,071
                                                        ==========     ==========       ==========      ==========
   Net income for period............................    $2,410,000     $2,410,000       $2,225,000      $2,225,000
   Earnings per share...............................    $     0.93     $     0.90       $     0.80      $     0.78
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


                                                                                           TO BE WELL CAPITALIZED
                                                                      FOR CAPITAL         UNDER PROMPT CORRECTIVE
                                                    ACTUAL         ADEQUACY PURPOSES          ACTION PROVISIONS
                                               ---------------    -------------------     -----------------------
                                                AMOUNT   RATIO      AMOUNT      RATIO        AMOUNT        RATIO
                                               -------   -----     -------      -----       -------        -----
                                                                   (DOLLARS IN THOUSANDS)
As of March 31, 2000:
  Tier I Capital Leverage (to Average Assets):
    Consolidated........................       $34,236    6.39%    $16,070      3.00%           N/A          N/A
    West Allis Savings Bank.............        32,848    6.14      16,044      3.00         26,741         5.00
  Tier I Capital (to Risk-Weighted Assets):
    Consolidated........................        34,236   10.01      13,687      4.00            N/A          N/A
    West Allis Savings Bank.............        32,848    9.21      14,267      4.00         21,400         6.00
  Total Capital (to Risk-Weighted Assets):
    Consolidated........................        37,445   10.94      27,374      8.00            N/A          N/A
    West Allis Savings Bank.............        36,057   10.11      28,533      8.00         35,667        10.00


As a state-chartered savings bank, the Bank also is subject to a minimum regulatory capital requirement of the State of Wisconsin. At March 31, 2000, on a fully-phased-in basis of 6.0%, the Bank had actual capital of $34,685,000 with a required amount of $31,116,000, for excess capital of $3,569,000. There is no requirement to calculate the amount to be well capitalized under prompt corrective action provisions on a consolidated basis.

(6)  LOANS RECEIVABLE

Loans receivable are summarized as follows:


                                                              MARCH 31,                 JUNE 30,
                                                                2000                      1999
                                                         ------------------      -------------------
                                                                       (IN THOUSANDS)
                                                                                                          Increase
                                                         Amount     Percent      Amount      Percent     (Decrease)
                                                         ------     -------      ------      -------     ----------
Real estate mortgage loans:
    Residential one-to-four family...................  $ 182,606      46.0%    $  147,960      49.5%      $ 34,646
    Home equity......................................     20,864       5.3%        20,457       6.8%           407
    Residential multi-family.........................     44,233      11.1%        36,320      12.2%         7,913
    Commercial real estate...........................     70,158      17.7%        42,366      14.2%        27,792
    Residential construction.........................     19,758       5.0%        12,673       4.2%         7,085
    Other construction and land......................     27,274       6.9%        17,056       5.7%        10,218
                                                       ---------    -------    ----------    -------      --------
         Total real estate mortgage loans............    364,893      92.0%       276,832      92.6%        88,061

Consumer-related loans:
    Automobile.......................................        299       0.1%           444       0.2%          (145)
    Credit card......................................      2,243       0.6%         2,372       0.8%          (129)
    Other consumer loans.............................        908       0.2%         1,030       0.3%          (122)
                                                       ---------    -------    ----------    -------      --------
         Total consumer-related loans................      3,450       0.9%         3,846       1.3%          (396)
                                                       ---------    -------    ----------    -------      --------

Commercial loans.....................................     28,170       7.1%        18,254       6.1%         9,916
                                                       ---------    -------    ----------    -------      --------
         Gross loans.................................    396,513     100.0%       298,932     100.0%        97,581

Accrued interest receivable..........................      2,461                    1,664

Less:
    Undisbursed portion of loan proceeds.............    (19,871)                 (16,279)
    Deferred loan fees...............................       (651)                    (490)
    Deferred interest on sale of REO.................        (61)                       -
    Deferred gain on sale of REO.....................        (13)                       -
    Unearned interest................................        (92)                     (59)
    Allowances for loan losses.......................     (3,209)                  (2,648)
                                                       ---------               ----------
                                                       $ 375,077               $  281,120
                                                       =========               ==========

Loans serviced for investors totaled $44.3 million and $29.2 million at March 31, 2000 and June 30, 1999, respectively.

(7)  NOTES PAYABLE AND OTHER BORROWINGS

Notes payable and other borrowings are summarized as follows (dollars in thousands):


                                        MARCH 31, 2000                             JUNE 30, 1999
                             ------------------------------------             ------------------------
                                                         WEIGHTED                             WEIGHTED
                                                          AVERAGE                              AVERAGE
                             MATURITY      AMOUNT          RATE                AMOUNT           RATE
                             --------     --------       --------             --------        --------


Advances from
  Federal Home Loan Bank       1999       $      -            -%              $  7,000          6.55%
                               2000         10,002         6.33                 27,002          5.98
                               2001          3,000         5.91                  3,000          5.91
                               2002          5,000         6.43                 28,500          5.61
                               2003          3,042         5.60                  8,042          5.13
                               2004         65,000         5.55                  5,000          6.32
                               2005         35,000         6.03                  5,000          5.33
                               2007          6,500         6.52                  6,500          6.52
                               2008          5,000         4.35                 30,000          4.79
                                          --------                            --------
                                          $132,544         5.78%              $120,044          5.59%
                                                           ====                                 ====

Securities sold under
  Agreements to repurchase     1999       $      -            -%              $  9,475          5.25%
                               2004          9,240         5.69                      -             -
                                          --------                            --------
                                          $  9,240         5.69%              $  9,475          5.25%
                                          --------         ====               --------          ====
                                          $141,784                            $129,519
                                          ========                            ========



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

The following is a summary of ESOP shares at March 31, 2000 and 1999:


                                                                Shares
                                                         ----------------------
                                                           2000         1999
                                                         --------    ----------
Allocated shares....................................      138,931       121,792
Unreleased shares...................................       83,309       107,441
                                                         --------    ----------
Total ESOP shares...................................      222,240       229,233
                                                         ========    ==========

Fair value of unreleased shares at March 31,........     $781,000    $1,142,000
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

(10) RESTATEMENT OF FINANCIAL STATEMENTS

In April, 2001 the Company discovered a mathematical error in the way in which interest income was being accrued on certain purchased commercial real estate mortgage and multi-family residential mortgage loans. The error resulted from an inadvertent erroneous set-up of the loans in the Company's outsourced data processing system. The error resulted in the under accrual of interest income on these loans of $158,252 and $341,810 for the three and nine months ended March 31, 2000, respectively. Interest income has been restated to correct that error. As a result of increased earnings in 2000 from the correction of this error, additional compensation of $36,500 and $109,500 for the three and nine months ended March 31, 2000, respectively, is required to be accrued under the Company's Annual Incentive Plan. The Company's 2000 consolidated financial statements have, therefore, been restated to accrue the additional interest income and the additional compensation expense as well as income tax expense of $47,849 and $91,298 related to the $121,752 and $232,310 net effect of the corrections on income before taxes for the three and nine months ended March 31, 2000, respectively. The effect of the restatement increased net income by $73,903 and $141,012 and both basic and diluted earnings per share by $.03 and $.05 for the three and nine months ended March 31, 2000, respectively.

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

In April, 2001 the Company discovered a mathematical error in the way in which interest income was being accrued on certain purchased commercial real estate mortgage and multi-family residential mortgage loans. The error resulted from an inadvertent erroneous set-up of the loans in the Company's outsourced data processing system. The error resulted in the under accrual of interest income on these loans of $158,252 and $341,810 for the three and nine months ended March 31, 2000, respectively. Interest income has been restated to correct that error. As a result of increased earnings in 2000 from the correction of this error, additional compensation of $36,500 and $109,500 for the three and nine months ended March 31, 2000, respectively, is required to be accrued under the Company's Annual Incentive Plan. The Company's 2000 consolidated financial statements have, therefore, been restated to accrue the additional interest income and the additional compensation expense as well as income tax expense of $47,849 and $91,298 related to the $121,752 and $232,310 net effect of the corrections on income before taxes for the three and nine months ended March 31, 2000, respectively. The effect of the restatement increased net income by $73,903 and $141,012 and both basic and diluted earnings per share by $.03 and $.05 for the three and nine months ended March 31, 2000, respectively.

GENERAL

The Company's primary strategy since the Conversion has been to focus on effectively utilizing the capital acquired in the Conversion through asset growth and asset portfolio diversification into higher-yielding assets. This strategy resulted in an increase in the Company's asset size from $179.6 million at June 30, 1994 to $514.4 million at March 31, 2000. The Company's asset growth has come primarily through (i) the origination and purchase of mortgage loans (principally loans secured by one-to-four family owner-occupied homes) within and outside of the Company's primary lending area, (ii) the purchase of mortgage-backed and related securities, and (iii) the origination and purchase of commercial real-estate and business loans within and outside of the Company's primary lending area. This asset growth was funded through significant increases in Federal Home Loan Bank ("FHLB") advances and other borrowings, and increases in deposits consisting primarily of brokered and non-brokered wholesale deposits.

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

The Company established a new mortgage banking subsidiary, Ledger Financial, Inc. (d/b/a Major Finance) at the end of fiscal 1999 to provide lending activities involving higher credit risk financial services (also known as subprime lending). For the nine months ended March 31, 2000, Major Finance acted as a broker of non-conforming subprime residential and commercial mortgage loans. As a broker, Major Finance would interview prospective borrowers, complete a loan application, collect and verify financial data on the borrower and submit the loan file to a potential lender or investor. The lender or investor would then make the final underwriting decision and close the loan in their own name. Major Finance would receive a fee directly from the lender or investor for its brokering services. No loans were funded or originated by the Bank and retained in its portfolio. For the nine months ended March 31, 2000, the majority of Major Finance's subprime lending activity related to residential mortgage loans. Based on the performance of Major Finance and current market factors, the Company has decided to discontinue originating and brokering loans through the Major Finance subsidiary.

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

CHANGE IN FINANCIAL CONDITION

Total assets increased $44.4 million, or 9.5%, from $469.7 million at June 30, 1999 to $514.4 million at March 31, 2000. This increase is primarily reflected in an increase in loans receivable and loans held for sale, funded primarily by an increase in deposits, FHLB-Chicago advances, securities sold under agreements to repurchase and decreases in securities available-for-sale. Cash and cash equivalents were $10.5 million and $8.6 million at March 31, 2000 and June 30, 1999, respectively. The increase in cash and cash equivalents was due to an increase in deposits, FHLB-Chicago advances, securities sold under agreements to repurchase and the sales of mortgage backed and related securities.

Loans receivable increased to $375.1 million at March 31, 2000 compared to $281.1 million at June 30, 1999. The increase at March 31, 2000 compared to June 30, 1999 is primarily the result of the purchase of non-conforming one-to-four family, multi-family and commercial real estate loans secured by properties located out of the Company's primary lending area, as such loans carried higher yields than comparable mortgage-backed and related securities during the nine months ended March 31, 2000.

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


                                                                         AMOUNT MATURING OR REPRICING
                                                     --------------------------------------------------------------------
                                                                             MORE THAN   MORE THAN
                                                       WITHIN     FOUR TO     ONE YEAR  THREE YEARS
                                                       THREE      TWELVE      TO THREE    TO FIVE     OVER FIVE
                                                       MONTHS     MONTHS       YEARS       YEARS        YEARS     TOTAL
                                                     ---------   ---------   ---------  -----------   --------   --------
                                                                            (DOLLARS IN THOUSANDS)

INTEREST-EARNING ASSETS(1):
Mortgage loans(2):
     Fixed rate....................................   $ 16,426   $  30,597   $  68,301   $ 69,738     $ 61,309   $246,371
     Adjustable rate...............................     28,511      41,888      31,609      6,376        1,245    109,629
Consumer loans (2).................................        123       2,441         506        160            -      3,230
Commercial loans (2)...............................      9,827       6,029       6,669      4,802            -     27,327
Mortgage-backed and related securities:
     Fixed rate and securities available-for-sale..      1,575       4,299       8,922      6,265       10,165     31,226
     Adjustable rate...............................     13,816      10,413           -          -            -     24,229
Investment securities and
  securities available-for-sale ...................     15,613         728           -      9,597       27,696     53,634
                                                     ---------   ---------   ---------   --------     --------   --------
     Total interest-earning assets.................   $ 85,891   $  96,395   $ 116,007   $ 96,938     $100,415   $495,646
                                                     =========   =========   =========   ========     ========   ========

INTEREST-BEARING LIABILITIES:
Deposits(3):
     NOW accounts..................................   $    231   $     692   $   1,097   $    538     $    516   $  3,074
     Money market deposit accounts.................      4,163      12,488       9,325      1,492          284     27,752
     Passbook savings accounts.....................      1,480       4,440       7,045      3,452        3,316     19,733
     Certificates of deposit.......................    171,058     486,570      13,482      1,993            -    273,629
     Escrow deposits...............................          -       1,993           -          -            -      1,993
Borrowings(4)
     FHLB advances and other borrowings............     34,242      75,000      13,042      8,000       11,500    141,784
                                                     ---------   ---------   ---------   --------     --------   --------
     Total interest-bearing liabilities............  $ 211,700   $ 181,183   $  43,991   $ 15,475     $ 15,616   $467,965
                                                     =========   =========   =========   ========     ========   ========
Excess (deficiency) of interest-earning assets over
  interest-bearing liabilities.....................  ($125,809)   ($84,788)  $  72,016   $ 81,463     $ 84,799   $ 27,681
                                                     =========   =========   =========   ========     ========   ========
Cumulative excess (deficiency) of interest-earning
  assets over interest-bearing liabilities.........  ($125,809)  ($210,597)  ($138,581)  ($57,118)    $ 27,681   $ 27,681
                                                     =========   =========   =========   ========     ========   ========
Cumulative excess (deficiency) of interest-earning
  assets over interest-bearing liabilities
  as a percent of total assets.....................      (24.5)%     (41.0)%     (27.0)%    (11.1)%        5.4%       5.4%
                                                     =========   =========   =========   ========     ========   ========



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

The following table sets forth information regarding the Bank's non-accrual loans and foreclosed properties at the dates indicated:



                                                                                THREE MONTHS ENDED
                                                              -----------------------------------------------------
                                                              MAR 31      DEC 31     SEP 30      JUN 30      MAR 31
                                                               2000        1999       1999        1999        1999
                                                              ------      ------     ------      ------      ------
                                                                              (DOLLARS IN THOUSANDS)

Non-accrual mortgage loans............................        $1,812      $2,100     $1,100      $2,118      $2,266
Non-accrual consumer loans............................            63          65         49          88         129
Non-accrual commercial leases.........................           163           -          -           -           -
                                                              ------      ------     ------      ------      ------
Total non-accrual loans...............................        $2,038      $2,165     $1,149      $2,206      $2,395
                                                              ======      ======     ======      ======      ======
Loans 90 days or more
  delinquent and still accruing.......................           118         118         82         219          54
                                                              ------      ------     ------      ------      ------
Total non-performing loans............................        $2,156      $2,283     $1,231      $2,425      $2,449
                                                              ======      ======     ======      ======      ======
Non-accrual investment securities.....................             -           -        235         235         233
Total foreclosed real estate net of related allowance
 for losses ..........................................           960         960      1,893         621         512
                                                              ------      ------     ------      ------      ------
Total non-performing assets...........................        $3,116      $3,243     $3,359      $3,281      $3,194
                                                              ======      ======     ======      ======      ======
Non-performing loans to gross loans receivable........          0.54%       0.61%      0.34%       0.81%       0.83%
                                                              ======      ======     ======      ======      ======
Non-performing assets to total assets ................          0.61%       0.63%      0.64%       0.70%       0.67%
                                                              ======      ======     ======      ======      ======


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

ALLOWANCE FOR LOAN LOSSES

The following table sets forth an analysis of the Bank's allowance for loan losses:



                                                                NINE MONTHS           YEAR             NINE MONTHS
                                                                   ENDED              ENDED               ENDED
                                                               MAR. 31, 2000      JUNE 30, 1999       MAR. 31, 1999
                                                               -------------      -------------       -------------
                                                                              (DOLLARS IN THOUSANDS)

         Balance at beginning of period.....................      $ 2,648            $ 2,329             $ 2,329
         Additions charged to expense:
           Multi-family and commercial real estate..........          342                310                 340
           Consumer.........................................           88                120                  80
           Commercial.......................................          197                 50                  60
                                                                  -------            -------             -------
                                                                      627                480                 480

         Recoveries:
            Consumer........................................           18                 15                   9

         Charge-offs:
            One- to four-family.............................          (30)               (11)                (11)
            Multi-family & commercial real estate...........           (5)               (34)               (171)
            Consumer........................................          (49)              (131)               (113)
                                                                  -------            -------             -------
                                                                      (84)              (176)               (295)
                                                                  -------            -------             -------

         Net charge-offs....................................          (66)              (161)               (286)
                                                                  -------            -------             -------

         Balance at end of period...........................      $ 3,209            $ 2,648             $ 2,523
                                                                  =======            =======             =======

        Allowance for loan losses to
           non-performing loans at end
           of the period....................................      148.86%            109.19%              103.02%
                                                                  =======            =======             =======

        Allowance for loan losses to
           total loans at end of the period.................        0.81%              0.89%                0.85%
                                                                  =======            =======             =======


The level of allowance for loan losses at March 31, 2000, reflects the continued low level of charged off loans. Management believes that the allowance for loan losses is adequate as of March 31, 2000.

RESULTS OF OPERATIONS - COMPARISON OF THE THREE MONTHS ENDED
MARCH 31, 2000 AND 1999

GENERAL

Net income for the three months ended March 31, 2000 decreased to $678,000 from $718,000 for the comparable 1999 period. The decrease in net income was primarily due to a decrease in gains on the sale of loans and an increase in the provision for losses on loans. Return on average equity decreased to 8.10% for the three months ended March 31, 2000 from 8.25% for the comparable 1999 period. Return on average assets decreased to 0.51% for the three months ended March 31, 2000 from 0.59% for the comparable 1999 period. The decrease in the return on average equity and the return on average assets is due to the decrease in net income for the three months ended March 31, 2000. The decrease is primarily due to an increase in the provision for loan losses and a decrease in non-interest income, partially offset by an increase in interest income and a decrease in non-interest expense for the three months ended March 31, 2000 compared to March 31, 1999.

NET INTEREST INCOME

The following table presents certain information related to average interest-earning assets and liabilities, net interest rate spread and net interest margin:


                                                              FOR THE THREE MONTHS ENDED MARCH 31,
                                            ----------------------------------------------------------------------
                                                        2000                                    1999
                                            -----------------------------        ---------------------------------
                                                       INTEREST   AVERAGE                     INTEREST     AVERAGE
                                             AVERAGE    EARNED/    YIELD/         AVERAGE      EARNED/      YIELD/
                                             BALANCE     PAID       RATE          BALANCE       PAID         RATE
                                            --------   --------   -------        --------     --------     -------
                                                                  (DOLLARS IN THOUSANDS)
ASSETS:
Interest-earning assets:
  Mortgage loans..........................  $349,726   $ 7,069      8.09%        $268,089      $5,430       8.10%
  Consumer loans..........................     3,363       120     14.27            3,270         144      14.51
  Commercial loans........................    21,138       569     10.77           16,603         381       9.18
                                            --------   -------                   --------     -------
     Total loans..........................   374,227     7,758      8.29          288,662       5,955       8.25
  Securities held-to-maturity:
    Mortgage-backed securities............     1,626        25      6.15           13,000         204       6.28
    Mortgage related securities...........    13,870       249      7.18           41,608         671       6.45
                                            --------   -------                   --------     -------
      Total mortgage-backed
       and related securities.............    15,496       274      7.07           54,608         875       6.41
  Investment and other securities.........    11,083       159      5.74           21,275         280       5.26
  Securities available-for-sale...........   106,356     1,849      6.95          104,007       1,586       6.10
  Federal Home Loan Bank stock............     7,627       133      6.98            6,793         105       6.18
                                            --------   -------                   --------     -------
    Total interest-earning assets.........   514,789    10,173      7.90          475,345       8,801       7.41
Non-interest earning assets...............    13,453                               12,780
                                            --------                             --------
    Total assets..........................  $528,242                             $488,125
                                            ========                             ========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
  NOW accounts............................  $  2,846        12      1.69%        $  2,805          12       1.71%
  Money market deposit accounts...........    29,217       334      4.57           40,639         464       4.57
  Passbook accounts.......................    19,517       142      2.91           20,765         149       2.87
  Certificates of deposit.................   268,359     4,090      6.10          243,370       3,345       5.50
                                            --------   -------                   --------     -------
    Total deposits........................   319,939     4,578      5.72          307,579       3,970       5.16
Advance payments by borrowers
  for taxes and insurance................      1,171         6      2.05              908           5       2.20
Borrowings................................   161,243     2,305      5.72          131,746       1,874       5.69
                                            --------   -------                   --------     -------
    Total interest-bearing liabilities....   482,353     6,889      5.71          440,233       5,849       5.31
Non-interest bearing deposits
  and liabilities.........................    12,421                               13,081
Shareholders' equity......................    33,468                               34,811
                                            --------                             --------
    Total liabilities and
      shareholders' equity................  $528,242                             $488,125
                                            ========                             ========
Net interest income/interest rate spread..             $ 3,284      2.19%                      $2,952       2.10%
                                                       =======      ====                       ======       ====
Net earning assets/net interest margin....  $ 32,436                2.55%        $ 35,112                   2.48%
                                            ========                ====         ========                   ====


Net interest income before provision for losses on loans increased $332,000, or 11.2%, to $3.3 million for the three months ended March 31, 2000 from $3.0 million for the comparable 1999 period. Interest income increased $1.4 million for the three months ended March 31, 2000, partially offset by an increase in interest expense of $1.0 million. The level of net interest income primarily reflects a 8.3% increase in average interest-earning assets to $514.8 million for the three months ended March 31, 2000 from $475.3 million for the comparable 1999 period and an increase in interest rate spread to 2.19% for the three months ended March 31, 2000 from 2.10% for the comparable 1999 period and by a 7.6% decrease in the excess of the Company's average interest-earning assets over average interest-bearing liabilities to $32.4 million for the three months ended March 31, 2000 from $35.1 million for the comparable 1999 period. The increase in interest rate spread was primarily due to the increased balances of loans with higher yields in the 2000 period as compared to the 1999 period.

INTEREST INCOME

Interest income increased 15.6% to $10.2 million for the three months ended March 31, 2000 from $8.8 million for the comparable 1999 period. The increase in interest income was the result of an increase in average interest-earning assets of 8.3% to $514.8 million for the three months ended March 31, 2000 from $475.3 million for the comparable 1999 period and an increase of 49 basis points in the yield on interest-earning assets to 7.90% for the three months ended March 31, 2000 from 7.41% for the comparable 1999 period. Interest income on loans increased 30.3% to $7.8 million for the three months ended March 31, 2000, from $6.0 million for the comparable 1999 period. The increase was the result of an increase in the Company's average gross loans of 29.6% to $374.2 million for the three months ended March 31, 2000 from $288.7 million for the comparable 1999 period and by an increase in average yield to 8.29% for the 2000 period from 8.25% for the comparable 1999 period. Gross loans increased primarily as a result of the Company purchasing more loans in the secondary market and increases in multi-family and commercial components of the portfolio and retaining substantially all of its adjustable and short-term fixed rate loan originations. See "Change in Financial Condition" for a discussion of the increase in gross loans. The increase in yield is attributable to the increase in loans originated and purchased at higher interest rates since the period ending March 31, 1999 and increases in adjustable rate loans.

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

NON-INTEREST INCOME

Non-interest income decreased 84.4% to $89,000 for the three months ended March 31, 2000 from $573,000 for the comparable 1999 period. The largest components of the decrease were a decrease in gains on the sale of loans to a loss of ($188,000) for the three months ended March 31, 2000 from $180,000 for the comparable 1999 period, a decrease in gains on the sale of securities and mortgage-backed and related securities to a loss of $14,000 for the three months ended March 31, 2000 from $0 for the comparable 1999 period, a decrease in service charges on loans to $77,000 for the three months ended March 31, 2000 from $127,000 for the comparable 1999 period and a decrease on other income to $60,000 for the three months ended March 31, 2000 from $121,000 for the comparable 1999 period. Partially offsetting the decreases in non-interest income was an increase in loan servicing fees to $12,000 for the three months ended March 31, 2000 from $7,000 for the comparable 1999 period and an increase in insurance commissions to $36,000 for the three months ended March 31, 2000 from $31,000 for the comparable 1999 period. The decrease in gains on the sale of loans reflects the write-down to market value of loans held-for-sale at March 31, 2000 due to the higher level of interest rates. The loss on sale of securities and mortgage-backed and related securities reflects the sale of $25.0 million in mortgage-backed and related securities used to fund loan growth.

NON-INTEREST EXPENSE

Non-interest expense decreased 10.5% to $2.1 million for the three months ended March 31, 2000 from $2.3 million for the comparable 1999 period. The decrease was primarily due to a decrease in compensation and benefits expense of $157,000 to $1.2 million for the three months ended March 31,2000 from $1.4 million for the comparable 1999 period, a decrease in occupancy and equipment expense of $132,000 to $347,000 for the three months ended March 31, 2000 from $449,000 for the comparable 1999 period, a decrease in deposit insurance premiums of $28,000 to $17,000 for the three months ended March 31, 2000 from $45,000 for the comparable 1999 period and a decrease in marketing expense of $9,000 to $87,000 for the three months ended March 31, 2000 from $96,000 for the comparable 1999 period. Partially, offsetting the decreases was an increase in other non-interest expense of $51,000 to $425,000 for the three months ended March 31, 2000 from $374,000 for the comparable 1999 period. The decrease in compensation and benefits expense primarily relates to a decrease in the accrual for incentive compensation and a lower number of full time equivalent employees. The decrease in occupancy and equipment expense is primarily due to a refund credit for telecommunications equipment received in the 2000 period. The decrease in deposit insurance premiums relates to a decreased premium rate charged by the FDIC for deposit insurance in the 2000 period. The increase in other non-interest expense is primarily due to increases in printing, office supplies, organization dues, legal and other miscellaneous expenses.

RESULTS OF OPERATIONS - COMPARISON OF THE NINE MONTHS ENDED
MARCH 31, 2000 AND 1999

GENERAL

Net income for the nine months ended March 31, 2000 increased to $2.4 million from $2.2 million for the comparable 1999 period. The increase in net income was primarily due to an increase in net interest income, offset by an increase in the provision for losses on loans and a decrease in non-interest income. Return on average equity increased to 9.48% for the nine months ended March 31, 2000 from 8.64% for the comparable 1999 period. Return on average assets decreased to 0.62% for the nine months ended March 31, 2000 from 0.63% for the comparable 1999 period. The decrease in the return on average equity and the return on average assets is due to the decrease in net income for the nine months ended March 31, 2000. The decrease is primarily due to an increase in the provision for loan losses and a decrease in non-interest income, partially offset by an increase in interest income and a decrease in non-interest expense for the three months ended March 31, 2000 compared to March 31, 1999.

NET INTEREST INCOME

The following table presents certain information related to average interest-earning assets and liabilities, net interest rate spread and net interest margin:


                                                                FOR THE NINE MONTHS ENDED MARCH 31,
                                            ----------------------------------------------------------------------
                                                        2000                                    1999
                                            -----------------------------        ---------------------------------
                                                       INTEREST   AVERAGE                     INTEREST     AVERAGE
                                             AVERAGE    EARNED/    YIELD/         AVERAGE      EARNED/      YIELD/
                                             BALANCE     PAID       RATE          BALANCE       PAID         RATE
                                            --------   --------   -------        --------     --------     -------
                                                                  (DOLLARS IN THOUSANDS)
ASSETS:
Interest-earning assets:
  Mortgage loans..........................  $315,329   $ 19,107      8.08%       $265,383      $16,385       8.23%
  Consumer loans..........................     3,486        365     13.96           4,273          437      13.64
  Commercial loans........................    20,441      1,577     10.29          14,588        1,002       9.16
                                            --------   --------                  --------      -------
     Total loans..........................   339,256     21,049      8.27         284,244       17,824       8.36
  Securities held-to-maturity:
    Mortgage-backed securities............     6,864        322      6.25          15,470          751       6.47
    Mortgage related securities...........    34,304      1,681      6.53          43,117        2,263       7.00
                                            --------   --------                  --------      -------
     Total mortgage-backed
       and related securities.............    41,168      2,003      6.49          58,587        3,014       6.86
  Investment and other securities.........     9,526        404      5.65          19,313          792       5.47
  Securities available-for-sale...........    99,011      4,961      6.68          85,934        4,095       6.35
  Federal Home Loan Bank stock............     7,246        385      7.08           6,539          321       6.55
                                            --------   --------                  --------      -------
    Total interest-earning assets.........   496,207     28,802      7.74         454,617       26,046       7.64
Non-interest earning assets...............    18,729                               13,708
                                            --------                             --------
    Total assets..........................  $514,936                             $468,325
                                            ========                             ========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
  NOW accounts............................  $  2,837         37      1.74%       $  2,735           35       1.71%
  Money market deposit accounts...........    32,607      1,095      4.48          35,852        1,361       5.06
  Passbook accounts.......................    20,133        440      2.91          21,127          461       2.91
  Certificates of deposit.................   249,625     10,638      5.68         230,526        9,829       5.68
                                            --------   --------                  --------      -------
    Total deposits........................   305,202     12,210      5.33         290,240       11,686       5.37
Advance payments by borrowers
  for taxes and insurance................      3,242         57      2.34           3,000           60       2.67
Borrowings................................   159,449      6,801      5.69         128,134        5,650       5.88
                                            --------   --------                  --------      -------
    Total interest-bearing liabilities....   467,893     19,068      5.43         421,374       17,396       5.50
Non-interest bearing deposits
  and liabilities.........................    13,158                               12,615
Shareholders' equity......................    33,885                               34,336
                                            --------                             --------
    Total liabilities and
      shareholders' equity................  $514,936                             $468,325
                                            ========                             ========
Net interest income/interest rate spread..              $9,734      2.30%                      $ 8,650      2.13%
                                                        ======      ====                       =======      ====
Net earning assets/net interest margin....  $ 28,314                2.62%        $ 33,243                   2.54%
                                            ========                ====         ========                   ====

Net interest income before provision for losses on loans increased $1.1 million or 12.5% to $9.7 million for the nine months ended March 31, 2000 from $8.7 million for the comparable 1999 period. Interest income increased $2.8 million for the nine months ended March 31, 2000, partially offset by an increase in interest expense of $1.7 million. The level of net interest income primarily reflects a 9.1% increase in average interest-earning assets to $496.2 million for the nine months ended March 31, 2000 from $454.6 million for the comparable 1999 period, an increase in interest rate spread to 2.31% for the nine months ended March 31, 2000 from 2.13% for the comparable 1999 period, offset by a 14.8% decrease in the excess of the Company's average interest-earning assets over average interest-bearing liabilities to $28.3 million for the nine months ended March 31, 2000 from $33.2 million for the comparable 1999 period.

INTEREST INCOME

Interest income increased 10.6% to $28.8 million for the nine months ended March 31, 2000 from $26.0 million for the comparable 1999 period. The increase in interest income was the result of an increase in average interest-earning assets of 9.1% to $496.2 million for the nine months ended March 31, 2000 from $454.6 million for the comparable 1999 period and by an increase of 10 basis points in the yield on interest-earning assets to 7.74% for the nine months ended March 31, 2000 from 7.64% for the comparable 1999 period. Interest income on loans increased 18.1% to $21.0 million for the nine months ended March 31, 2000 from $17.8 million for the comparable 1999 period. The increase was the result of an increase in average gross loans of 19.4% to $339.3 million for the nine months ended March 31, 2000 from $284.2 million for the comparable 1999 period, partially offset by a decrease in average yield to 8.27% for the nine months ended March 31, 2000 from 8.36% for the comparable 1999 period. Gross loans increased primarily as a result of the Company retaining substantially all of its adjustable and short-term fixed rate loan originations and purchasing more loans in the secondary market. The decrease in yield is attributable to the increase in loans refinanced at lower interest rates in fiscal 1999. Interest income on mortgage-backed securities decreased 57.1% to $322,000 for the nine months ended March 31, 2000 from $751,000 for the comparable 1999 period. The decrease was primarily due to a decrease in average balances to $6.9 million for the nine months ended March 31, 2000 from $15.5 million for the comparable 1999 and a decrease in average yield to 6.25% for the 2000 period from 6.47% for the 1999 period. Interest income on mortgage-related securities decreased 25.7% to $1.7 million for the nine months ended March 31, 2000 from $2.3 million for the comparable 1999 period. The decrease was primarily due to a decrease in average yield to 6.53% for the nine months ended March 31, 2000 from 7.00% for the comparable 1999 period and by a decrease in average balances to $34.3 million for the nine months ended March 31, 2000 from $43.1 million for the comparable 1999 period. The decrease in average yield on mortgage-backed securities and mortgage-related securities was primarily due to the adjustment in the adjustable rate securities portion of this portfolio which decreased due to lower interest rates and the accelerated amortization of purchase premiums on mortgage-backed securities due to faster than projected principal repayments during the 1999 period. The decline in average balances of mortgage-backed securities is due to management's decision to increase the securities available-for-sale portfolio. Interest income on investment securities and securities available-for-sale increased 9.8% to $5.4 million for the nine months ended March 31, 2000 from $4.9 million for the comparable 1999 period. The increase was primarily due to an increase in average balance to $108.5 million for the nine months ended March 31, 2000 from $105.2 million for the 1999 period and an increase in average yield to 6.59% for the 2000 period from 6.19% for the 1999 period. The higher average yield was primarily attributable to the increase in the average maturity of the securities in this portfolio.

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

NON-INTEREST INCOME

Non-interest income decreased 49.9% to $883,000 for the nine months ended March 31, 2000 from $1.8 million for the comparable 1999 period. The largest components of the decrease was a decrease in gains on the sale of loans to loss of ($35,000) for the nine months ended March 31, 2000 from $832,000 for the comparable 1999 period, a decrease in other income to $166,000 for the nine months ended March 31, 2000 from $209,000 for the comparable 1999 period and a decrease in service charges on loans to $235,000 for the nine months ended March 31, 2000 from $262,000 for the comparable 1999 period. Partially offsetting the decreases in non-interest income was an increase in gains on the sale of securities and mortgage-backed and related securities to $48,000 for the nine months ended March 31, 2000 from $35,000 for the comparable 1999 period, an increase in service charges on deposit accounts to $347,000 for the nine months ended March 31, 2000 from $341,000 for the comparable 1999, an increase in insurance commissions to $86,000 for the nine months ended March 31, 2000 from $60,000 for the comparable 1999 period and an increase in loan servicing fees to $36,000 for the nine months ended March 31, 2000 from $20,000 for the comparable 1999 period. The decrease in gains on the sale of loans reflects the decrease in long-term fixed rate loans sold into the secondary market during the 2000 period as compared to the 1999 period due to the higher level of interest rates that led to a lower level of mortgage loans refinanced in the 2000 period as compared to the 1999 period. Also, the decrease in gains on the sale of loans reflects the write-down to market value of loans held-for-sale at March 31, 2000 due to the higher level of interest rates.

NON-INTEREST EXPENSE

Non-interest expense decreased 1.7% to $6.5 million for the nine months ended March 31, 2000 from $6.6 million for the comparable 1999 period. The decrease was primarily due to a decrease in compensation and benefits expense of $54,000 to $3.8 million for the nine months ended March 31, 2000 from $3.9 million for the comparable 1999 period, a decrease in occupancy and equipment expense of $78,000 to $1.164 million for the nine months ended March 31, 2000 from $1.242 million for the comparable 1999 period and a decrease in deposit insurance premiums of $22,000 to $105,000 for the nine months ended March 31, 2000 from $127,000 for the comparable 1999 period. Partially offsetting the decreases in non-interest income was a increase in marketing expense of $29,000 to $289,000 for the nine months ended March 31, 2000 from $260,000 for the comparable 1999 period and a increase in other non-interest expense of $11,000 to $1.089 million for the nine months ended March 31, 2000 from $1.078 million for the comparable 1999 period. The decrease in compensation and benefits expense primarily relates to a decrease in the accrual for incentive compensation and a lower number of full time equivalent employees. The decrease in occupancy and equipment expense is primarily due to a refund credit for telecommunications equipment received in the 2000 period. The decrease in deposit insurance premiums relates to a decreased premium rate charged by the FDIC for deposit insurance in the 2000 period. The increase in other non-interest expense is primarily due to increases in printing, office supplies, organization dues, legal and other miscellaneous expenses.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Exhibits:

          10.1 Ledger Capital Corp. Employment Agreement with James D. Smessaert
          10.2 Ledger Capital Corp. Employment Agreement with Peter A. Gilbert
          10.3 West Allis Savings Bank Employment Agreement with James D. Smessaert
          10.4 West Allis Savings Bank Employment Agreement with Peter A.
               Gilbert
          11 Computation of Earnings per Share - See Note 2 to the unaudited Consolidated Financial Statements


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

Date: April 27, 2001               /s/    Arthur E. Thompson
                                   ---------------------------------------------
                                   Arthur E. Thompson
                                   Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No.                                 Description

   10.1     Ledger Capital Corp. Employment Agreement with James D. Smessaert
   10.2     Ledger Capital Corp. Employment Agreement with Peter A. Gilbert
   10.3     West Allis Savings Bank Employment Agreement with James D. Smessaert
   10.4     West Allis Savings Bank Employment Agreement with Peter A. Gilbert