Form 10-K/A
period 2000-06-30
LEDGER CAPITAL CORP
filed 2001-05-01
CIK 910522

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. YES |X| NO |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to
this Form 10-K/A.  YES  |X|      NO  |_|

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

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III of Form 10-K/A: Portions of the Proxy Statement for 2000 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

                                            FORM 10-K/A TABLE OF CONTENTS

                                                                                                               Page
                                                                                                              ------
Part I

       Item 1    -   Business................................................................................   1

       Item 2    -   Properties..............................................................................  52

       Item 3    -   Legal Proceedings.......................................................................  53

       Item 4    -   Submission of Matters to a Vote of Security Holders.....................................  53

Part II

       Item 5    -   Market for the Registrant's Common Stock and Related Security Holder Matters............  54

       Item 6    -   Selected Consolidated Financial and Other Data..........................................  55

       Item 7    -   Management's Discussion and Analysis of Financial Condition and Results of Operations...  57

       Item 7a   -   Quantitative and Qualitative Disclosures About Market Risk..............................  76

       Item 8    -   Financial Statements and Supplementary Data.............................................  77

       Item 9    -   Changes in and Disagreements with Accountants and Financial Disclosure.................. 107

Part III

       Item 10   -   Directors and Executive Officers of the Registrant...................................... 107

       Item 11   -   Executive Compensation.................................................................. 107

       Item 12   -   Security Ownership of Certain Beneficial Owners and Management.......................... 107

       Item 13   -   Certain Relationships and Related Transactions.......................................... 107

Part IV

       Item 14   -   Exhibits, Financial Statement Schedules and Reports on Form 8-K......................... 108

       Signatures............................................................................................ 110

                                     PART I.

FORWARD-LOOKING STATEMENTS

     When used in this Annual Report on Form 10-K/A or future filings with the Securities and Exchange Commission, in quarterly reports or press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, various words or phrases are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include words and phrases such as "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," "intend" or similar expressions and various other statements indicated herein with an asterisk after such statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors could affect the Company's financial performance and could cause actual results for future periods to differ materially from those anticipated or projected. Such factors include, but are not limited to: (i) general market interest rates, (ii) general economic conditions, (iii) legislative/regulatory changes, (iv) monetary and fiscal policies of the U.S. Treasury and Federal Reserve, (v) changes in the quality or composition of the Company's loan and investment portfolios, (vi) demand for loan products, (vii) deposit flows, (viii) competition, (ix) demand for financial services in the Company's markets, and (x) changes in accounting principles, policies or guidelines.

     The Company does not undertake and specifically disclaims any obligation to update any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

     In April, 2001 the Company discovered a mathematical error in the way in which interest income was being accrued on certain purchased commercial real estate mortgage and multi-family residential mortgage loans. The error resulted from an inadvertent erroneous set-up of the loans in the Company's outsourced data processing system. The error resulted in the under accrual of interest income on these loans of $542,588 for the year ended June 30, 2000. Interest income has been restated to correct that error. As a result of increased earnings in 2000 from the correction of this error, additional compensation of $146,000 for the year ended June 30, 2000, is required to be accrued under the Company's Annual Incentive Plan. The Company's 2000 consolidated financial statements have, therefore, been restated to accrue the additional interest income and the additional compensation expense as well as income tax expense of $155,859 related to the $396,588 net effect of the corrections on income before taxes for the year ended June 30, 2000. The effect of the restatement increased net income by $240,729 and basic and diluted earnings per share by $.10 and $.09, respectively, for the year ended June 30, 2000.


ITEM 1.  BUSINESS

GENERAL

     Ledger Capital Corp. (formerly known as Hallmark Capital Corp.) (the "Company") is a holding company incorporated under the laws of the State of Wisconsin and is engaged in the financial services business through its wholly-owned subsidiary, West Allis Savings Bank (the "Bank"), a Wisconsin state-chartered stock savings bank headquartered in Milwaukee, Wisconsin. The Company's initial public offering was consummated in December 1993, and the Company acquired all of the outstanding common stock of the Bank issued in the mutual to stock conversion of the Bank (the "Conversion") on December 30, 1993.

     The Company's primary strategy since the Conversion through fiscal 2000 has been to focus on effectively utilizing the capital acquired in the Conversion to fund asset growth and asset portfolio diversification into higher-yielding assets. This strategy resulted in an increase in the Company's asset size from $179.6 million at June 30, 1994 to $520.0 million at June 30, 2000. The Company's asset growth has come primarily through (i) the origination and purchase of mortgage loans (principally loans secured by one-to-four family owner-occupied homes) within and outside of the Company's primary lending area,
(ii) the purchase of mortgage-backed and related securities, and (iii) the origination and purchase of commercial real-estate and business loans within and outside of the Company's primary lending area. This asset growth was funded through significant increases in Federal Home Loan Bank ("FHLB") advances and other borrowings, and increases in deposits consisting primarily of brokered and non-brokered wholesale deposits.

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

     The Company has substantially completed its strategy of utilizing the capital acquired in the Conversion to fund asset growth and asset portfolio diversification into higher-yielding assets. In fiscal 2001, the Company does not intend to significantly grow in asset size from its current level of $520.0 million.* Under FDIC regulatory capital adequacy guidelines, the Bank must maintain certain amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations) in order to maintain its status as a well-capitalized institution. As of June 30, 2000, the Bank was fully-leveraged from a risk-based capital standpoint, with a ratio of total capital to risk-weighted assets of 10.34% (with a required ratio of 10%). See Note 9 to the Company's Notes to Consolidated Financial Statements. Therefore, in fiscal 2001, in order to maintain its well-capitalized status, the Bank will only be able to increase its asset base to the extent of net retained earnings.

     The Company intends to continue to maximize the yield on its loan portfolio in fiscal 2001 by maintaining the portfolio percentage composition of higher-yielding non-conforming one-to-four family, multi-family, commercial real estate and commercial business loans and selling substantially all of its current year lower-yielding one-to-four family mortgage loans originated.* The Company projects that total loan production will be approximately $200 million in fiscal 2001 compared to $259.3 million in fiscal 2000*. The Company anticipates that approximately half of its total loan production in fiscal 2001 will be generated from the purchase of loans secured by properties located outside of its primary market area.* A significant portion of out-of-market purchases are expected to relate to non-conforming one-to-four family mortgage loans, multi-family and commercial real-estate loans.*

     The Company intends to evaluate the benefits of converting the Bank from a state thrift charter to a state bank charter in 2001.* Under regulations established for state savings banks by the Wisconsin Department of Financial Institutions ("DFI"), the Bank is limited in the amount of commercial real estate and commercial business loans it can hold in its loan portfolio. The DFI approved limit for the Bank was 30% of the Bank's total asset base at June 30, 2000 and June 30, 1999. At June 30, 2000, the Bank had $138.3 million of such loans in its portfolio, representing 26.6% of the Bank's total asset base of $520.0 million. At June 30, 1999, the Bank had $77.7 million of such loans in its portfolio, representing 16.5% of the Bank's asset base of $469.6 million. The Company projects that the percentage of total assets represented by commercial real estate and commercial business loans will not increase significantly in fiscal 2001 as a substantial portion of these new originations and purchases are expected to be sold in the secondary market. Thus, while management believes that this current regulatory limit is currently sufficient to meet the Bank's business strategy in fiscal 2001, the Company intends to evaluate whether a state bank charter would provide more lending flexibility.*

     The Company intends to begin the process of increasing the level of core retail deposits relative to brokered and non-brokered wholesale deposits which is expected to reduce the overall cost of liabilities for the Company.* This process will begin in fiscal 2001 through the use of several different strategies, including changing the bank name from West Allis Savings Bank to Ledger Bank, S.S.B., opening a new full-service banking center in Glendale, Wisconsin, implementing a proactive internal sales culture, and by offering an internet-only deposit product.*

     The Company intends to enhance its presence in the marketplace by changing its bank name from West Allis Savings Bank to Ledger Bank, S.S.B. during the second quarter of fiscal 2001.* The new name, Ledger Bank, S.S.B., was strategically selected to pay tribute to the Bank's 81-year old heritage as a trustworthy, solid community bank and to act as a vehicle to demonstrate the Bank's commitment to future growth.* The Company believes the new name will enable it to create a differentiated, customer-focused, financial services brand in the market.* The new name will become official on October 26, 2000, the day following the Company's annual meeting of shareholders, with a local media and promotional campaign. The Company believes the new name will help enhance the Bank's growth plans to increase its market share around each current branch office, opening a new full-service banking center as well as the ongoing sales efforts of its residential lending officers and business loan officers throughout southeastern Wisconsin.* The Company intends to support the new name and enhanced brand identity through increased marketing expenditures in fiscal 2001.*

     A new full-service banking center in Glendale, Wisconsin is expected to be operating during the third quarter of fiscal 2001.* This north shore location currently serves as the executive and administrative headquarters for the Company and Bank. Location-specific market research was conducted during fiscal 2000 by a third party company, placing this site as one of the top five locations for attracting core deposit balances in Milwaukee County. The full-service banking center will offer traditional deposit products and services, discount brokerage services, and mortgage, consumer and commercial business lending services.* The Company expects to incur significant non-interest expenses in connection with opening the new banking center.*

     During fiscal 2001, the Company also intends to generate additional non-interest income from existing and new revenue sources.* This is expected to be accomplished by (i) continuing to generate commercial lending and deposit activities through the commercial lending division, (ii) increasing fee income opportunities within the residential mortgage lending division through the sale of one-to-four family mortgage loans and referral of subprime mortgage loans,
(iii) increasing fees from its insurance subsidiary, Ledger Planning Services, Inc., and (iv) expanding commercial mortgage banking activities during fiscal 2001.*

     In fiscal 2001, the Company intends to continue pursuing commercial lending activities through its commercial banking division as another source of additional fee income and higher-yielding assets.* The focus of the Company's commercial division will be the origination and purchase of small business loans and leases, as well as the acquisition of business deposits.* During fiscal 2000, the Company originated and purchased $158.2 million of multi-family, commercial real estate, multi-family construction, commercial construction and commercial business loans, lines of credit and leases, of which $80.9 million were purchases and $77.3 were originations. Management currently projects that the commercial lending division will significantly decrease its origination and purchase activity (by approximately 50%) during fiscal 2001 in order to maintain a minimal growth rate in the Company's asset base.* The Company also expects increased fee income from the commercial banking division resulting from a growth in business deposit relationships.* The Company also has recently implemented a program for mortgage contract cash processing within the commercial lending division, a service which generates fee income. Through the program, the Bank acts as a partial sub-servicer, providing a cash/processing function for nationally originated commercial real estate loans.

     During fiscal 2001, the Company also intends to increase its non-interest income by expanding the secondary marketing activities of its residential mortgage division, generating additional fee income through the sale of mortgage credit and life insurance, and through the referral of subprime mortgage loans to a third party lender.* The Company expects one-to-four family mortgage loan originations to increase despite the generally higher level of market interest rates due to increased marketing activities and expansion of our retail banking centers.* It is currently anticipated that substantially all of the 30-year fixed rate conforming one-to-four family mortgage loans originated in fiscal 2001 will be sold in the secondary market resulting in income from gains on loans sold.*

     During the fourth quarter of fiscal 2000, the Company discontinued its lending activities involving higher credit risk financial services (also known as subprime lending) through Ledger Financial, Inc. (d/b/a Major Finance). Major Finance was formed to broker subprime loans primarily secured by one-to-four family mortgage and commercial real estate within and outside the Company's primary lending area. Management discontinued the operations of Major Finance due to the lack of loan production to cover the costs of engaging in this lending activity. No loans originated by Major Finance are currently in the Bank's portfolio. It is anticipated that the Company's subprime lending activities in fiscal 2001 will be limited to referring subprime loan prospects to third-party lenders through the residential mortgage lending division and generating referral fee income from such activity.*

     The Company expects its insurance subsidiary, Ledger Planning Services, Inc., to generate additional fee income in fiscal 2001 from the sale of securities, mutual funds, annuities and life insurance products by licensed investment brokers. The Company attributes the projected growth in fee income to the overall business strategy of adding a new retail banking center and the implementation of a proactive sales culture in fiscal 2001.*

     During fiscal 2001, the Company also intends to generate non-interest income by leveraging its existing commercial lending capabilities through the origination, selling and servicing of commercial real estate mortgages on a national basis, with primary concentration in the southwest and western regions of the country.* While the Company primarily expects to originate and purchase commercial real estate mortgages on a national basis, it also may originate and purchase loans or participation interests in loans secured by multi-family real estate and commercial business assets.* The new commercial mortgage banking operation, Ledger Financial, Inc. ("HFI"), will be a wholly-owned subsidiary of the Company. HFI will originate loans from a third party commercial real-estate broker on a non-exclusive basis and act as the lender of record until the loan is sold without recourse, generally within 45 days of the loan closing.* HFI will retain the servicing rights to these loans and receive a servicing fee.* The Company estimates that during fiscal 2001 HFI will originate, sell and service approximately $50 - $100 million of commercial real estate mortgage loans on a national basis, with primary concentration in the southwest and western regions of the country.* HFI revenues, generated primarily through the collection of originating and servicing fees, are projected to be approximately $150,000 - $300,000 in fiscal 2001.* The primary benefit of the expansion of the Bank's commercial lending activities is to gain economies of scale through the ability to leverage existing staff, expertise level, overhead and infrastructure in order to increase fee income without a significant incremental increase in expenses.*

     The Company expects to incur significant increases in non-interest expense as a result of implementing its strategic business plan in fiscal 2001.* In addition, the Company's negative interest rate gap position (41.1% at June 30, 2000) will likely reduce net income in the event of an increase in market interest rates.* To mitigate the Company's exposure to rising interest rate levels, the Company intends to decrease its negative interest rate gap position by lengthening the maturities of its wholesale funding sources (wholesale brokered CDs and FHLB advances). The Company also may implement hedging strategies involving derivative financial instruments such as options and interest rate swaps during fiscal 2001.* See "Management's Discussion and Analysis of Financial Condition - Asset/Liability Management." As a result of the projected expense increases and narrowing of interest margin due to the gap position and the generally higher level of interest rates, the Company expects net income in fiscal 2001 to fall below reported net income for 2000.* Despite the projected decline in net income, the Company believes the strategic benefits of the expanded sales and branch activities will have a long-term positive impact on the Company's results of operations and franchise value.

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


                                                                               AT JUNE 30,
                                                 ----------------------------------------------------------------
                                                         2000                 1999                   1998
                                                 ------------------     -----------------      -----------------

                                                 AMOUNT     PERCENT     AMOUNT    PERCENT      AMOUNT    PERCENT
                                                 ------     -------     ------    -------      ------    -------
                                                                    (DOLLARS IN THOUSANDS)
REAL ESTATE LOANS:
   One-to-four family:
      Owner-occupied........................     $169,028    41.0%     $132,924    44.5%     $134,877     46.7%
      Non-owner occupied....................       17,248     4.2        15,036     5.0        20,205      7.0
   Home equity..............................       21,758     5.2        20,457     6.8        25,079      8.7
   Multi-family.............................       41,751    10.1        36,320    12.1        33,513     11.6
   Commercial/nonresidential................       86,521    21.0        42,366    14.2        34,610     12.0
   One-to-four family construction..........        9,414     2.2         3,933     1.3         3,718      1.3
   Multi-family construction................       11,870     2.9         8,740     2.9         3,120      1.1
   Other construction and land..............       27,179     6.6        17,056     5.7        13,874      4.8
                                                ---------  ------    ----------   ------   ----------    -----
      Total real estate loans...............      384,769    93.2       276,832    92.6       268,996     93.2
CONSUMER AND OTHER LOANS:
   Automobile...............................          262     0.1           444     0.1           755      0.3
   Credit card..............................        2,112     0.5         2,372     0.8         2,777      1.0
   Other consumer loans.....................          853     0.2         1,030     0.4         1,476       0.5
                                               ---------- -------   -----------  -------   ----------     -----
      Total consumer loans..................        3,227     0.8         3,846     1.3         5,008      1.8
   Commercial loans.........................       24,589     6.0        18,254     6.1        14,646      5.1
   Gross loans receivable...................      412,585   100.0%      298,932   100.0%      288,650    100.0%
                                                 --------  ------     ---------  ------     ---------    -----
ADD:
   Accrued interest, net....................        2,573                 1,664                 1,764
LESS:
   Loans in process.........................      (18,589)              (16,279)               (6,848)
   Deferred fees and discounts..............         (630)                 (490)                 (319)
   Allowance for loan losses ...............       (3,201)               (2,648)               (2,329)
   Allowance for uncollected interest.......         (432)                  (59)                  (29)
                                              -----------            -----------         ------------
       Total additions/deductions...........      (22,852)              (19,476)               (7,762)
                                                ---------             ---------            ----------
           Loans receivable, net............     $392,306              $281,120              $280,889
                                                 ========              ========              ========

                                                        AT JUNE 30,
                                          ---------------------------------------------------
                                                   1997                        1996
                                          -----------------------     -----------------------
                                          AMOUNT          PERCENT     AMOUNT          PERCENT
                                          ------          -------     ------          -------

                                                         (DOLLARS IN THOUSANDS)
REAL ESTATE LOANS:
   One-to-four family:
      Owner-occupied .............       $153,618          53.6%     $146,022          58.7%
      Non-owner occupied .........         13,893           4.9         7,667           3.1
   Home equity ...................         25,297           8.8        19,349
   Multi-family ..................         27,616           9.7        19,788           8.0
   Commercial/nonresidential .....         21,693           7.6         5,488           2.2
   One-to-four family construction         17,382           6.1        23,885           9.6
   Multi-family construction .....          9,621           3.4        13,131           5.3
   Other construction and land ...          7,385           2.6         6,491           2.6
                                         --------          ----      --------          ----
      Total real estate loans ....        276,505          96.7       241,821          97.3
CONSUMER AND OTHER LOANS:
   Automobile ....................          1,195           0.4         1,774           0.7
   Credit card ...................          2,730           1.0         2,585           1.0
   Other consumer loans ..........          1,950           0.7         2,372           1.0
                                         --------          ----      --------          ----
      Total consumer loans .......          5,875           2.1         6,731           2.7
   Commercial loans ..............          3,471           1.2          --
                                                                                        0.0
   Gross loans receivable ........        285,851         100.0%      248,552         100.0%
                                         --------          ----      --------          ----
ADD:
   Accrued interest, net..........          1,694                       1,287
LESS:
   Loans in process.......................(11,998)                    (23,770)
   Deferred fees and discounts............   (197)                        (18)
   Allowance for loan losses ............. (1,762)                     (1,234)
   Allowance for uncollected interest..       (32)                        (10)
                                         --------                    --------
       Total additions/deductions.......  (12,295)                    (23,745)
                                         --------                    --------
           Loans receivable, net........ $273,566                    $224,807
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

                                                                           AT JUNE 30, 2000
                                             ------------------------------------------------------------------------------
                                                          ONE-TO-
                                             ONE-TO-       FOUR                                     MULTI-       COMMERCIAL/
                                              FOUR        FAMILY         HOME         MULTI-       FAMILY          NON-
                                             FAMILY    CONSTRUCTION     EQUITY       FAMILY       CONSTRUCTION   RESIDENTIAL
                                             ------    ------------     ------       ------       ------------   -----------
                                                                                 (IN THOUSANDS)
AMOUNTS DUE:
   Within one year ..................     $      72      $   612      $    262      $    968      $  7,620      $  8,447
   After one year:
     One to three years .............         1,096          200           309         8,001          --           8,460
     Three to five years ............         2,955         --             919        13,736         1,500        29,649
     Five to ten years ..............        16,309        1,000        19,410         5,153         1,600        25,737
     Ten to 20 years ................        79,678         --             858         3,090         1,150        14,228
     Over 20 years ..................        86,166        7,602          --          10,803          --            --
                                          ---------      -------      --------      --------      --------      --------
       Total due after one year .....       186,204        8,802        21,496        40,783         4,250        78,074
                                          ---------      -------      --------      --------      --------      --------
       Total amounts due ............       186,276        9,414        21,758        41,751        11,870        86,521
LESS:
   Loans in process .................          (105)      (4,155)         --            --          (4,272)         --
   Deferred fees and discounts ......          (371)        --            --            --            --            (259)
   Allowance for loan losses ........          (719)         (13)         (243)         (331)          (57)       (1,125)
   Unrealized loss on
   securities available-for-sale ....          --           --            --            --            --
                                          ---------      -------      --------      --------      --------      --------
Loans receivable and mortgage-
   backed and related securities, net     $ 185,081      $ 5,246      $ 21,515      $ 41,420      $  7,541      $ 85,137
                                          =========      =======      ========      ========      ========      ========

                                                              TOTAL
                                                             MORTGAGE-
                                                              BACKED
                                                OTHER           AND
                                             CONSTRUCTION     RELATED
                                                 LAND       SECURITIES      CONSUMER      COMMERCIAL         TOTAL
                                            -------------   ----------      ---------     ----------       ---------
AMOUNTS DUE:
   Within one year ..................       $  5,758        $    889        $ 2,200        $ 12,559        $  39,387
   After one year:
     One to three years .............          6,500             110            249           4,372           29,297
     Three to five years ............          4,491             817            118           4,522           58,707
     Five to ten years ..............          8,205             269            445           3,136           81,264
     Ten to 20 years ................          2,225          10,195            215              --          111,639
     Over 20 years ..................             --          39,214             --              --          143,785
                                            --------        --------        -------        --------        ---------
       Total due after one year .....         21,421          50,605          1,027          12,030          424,692
                                            --------        --------        -------        --------        ---------
       Total amounts due ............         27,179          51,494          3,227          24,589          464,079
LESS:
   Loans in process .................        (10,057)             --             --              --          (18,589)
   Deferred fees and discounts ......             --              41             --              --             (589)
   Allowance for loan losses ........           (214)             --           (148)           (351)          (3,201)
   Unrealized loss on
   securities available-for-sale ....             --            (574)            --              --             (574)
                                            --------        --------        -------        --------        ---------
Loans receivable and mortgage-
   backed and related securities, net       $ 16,908        $ 50,961        $ 3,079        $ 24,238        $ 441,126
                                            ========        ========        =======        ========        =========




     The following table sets forth at June 30, 2000, the dollar amount of all loans and mortgage-backed and related securities due after June 30, 2001, and whether such loans have fixed interest rates or adjustable interest rates.


                                                                                     DUE AFTER JUNE 30, 2001
                                                                             ----------------------------------------
                                                                               FIXED        ADJUSTABLE          TOTAL
                                                                               -----        ----------          -----
                                                                                           (IN THOUSANDS)
Mortgage loans:
            One-to-four family.........................................      $144,268         $41,936          $186,204
            One-to-four family construction............................         1,200           7,602             8,802
            Home equity................................................         2,542          18,954            21,496
            Multi-family...............................................        28,865          11,918            40,783
            Multi-family construction..................................         4,250              --             4,250
            Commercial/nonresidential..................................        65,415          12,659            78,074
            Other construction and land................................         4,551          16,870            21,421

Consumer loans  .......................................................         1,027              --             1,027
Commercial loans.......................................................        11,747             283            12,030
                                                                           ----------      ----------         ---------
              Gross loans receivable...................................       263,865         110,222           374,087
Mortgage-backed and related securities.................................        29,262          21,343            50,605
                                                                            ---------       ---------         ---------
              Gross loans receivable and
                mortgage-backed and related securities.................      $293,127        $131,565          $424,692
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

     SUBPRIME LENDING

     During the fourth quarter of fiscal 2000, the Bank discontinued its lending activities involving higher credit risk financial services (also known as subprime lending) through Ledger Financial, Inc. (d/b/a Major Finance). Major Finance was formed to broker subprime loans primarily secured by one-to-four family and commercial real estate within and outside the Company's primary lending area. Management discontinued the operations of Major Finance due to the lack of loan production to cover the costs of engaging in this lending activity. No loans originated by Major Finance remain on the Bank's books at June 30, 2000. It is anticipated the Company's subprime lending activities in fiscal 2001 will be limited to referring subprime loan prospects third-party lenders through the residential mortgage lending division and generating referral fee income from such activity. The Company estimates that it will collect a minimal level of referral fees from this activity, however, the Company recognizes value in providing this service to existing customers.*

     MULTI-FAMILY LENDING

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

     A commercial lending policy approved by the Board of Directors has established three levels of underwriting approval with individual loan officer authority up to $250,000, Senior Loan Committee up to $1.5 million, and loans in excess of $1.5 million will require the approval of the Board of Directors. Loans exceeding the authority limits of the Senior Loan Committee must be approved by the full Board of Directors. All loans approved pursuant to designated authority are confirmed monthly by the Loan Committee. One-to-four family, multi-family and commercial real estate loans purchased or participation interests in such loans purchased which are secured by properties located outside of the Bank's primary lending area will be underwritten pursuant to guidelines at least as strict as those guidelines applicable to internal Bank loan originations. See also "Lending Activities - One-to-four Family Mortgage Lending" and "Originations, Purchases and Sales of Loans - Commercial Loan Originations, Sales and Servicing (Ledger Financial, Inc.)."

ORIGINATIONS, PURCHASES AND SALES OF LOANS

         The following table sets forth the Company's total loan production (originations and purchases) and gross loan sales for fiscal 2000, 1999 and 1998.

                                                                           YEAR ENDED JUNE 30,
                                                                   2000           1999              1998
                                                              -------------   ------------      ------------
                                                                              (IN THOUSANDS)
Total loan originations..............................           $140,441        $202,098          $135,731
Total loan purchases.................................            118,897          56,862            27,702
                                                               ---------       ---------         ---------
  Total loan production..............................           $259,338        $258,960          $163,433
                                                                ========        ========          ========

Total loan sales.....................................            $33,932         $48,329           $20,213


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


                                                                                    FISCAL YEAR ENDED JUNE 30,
                                                                               ------------------------------------
                                                                                  2000         1999         1998
                                                                               ----------   ----------   ----------
                                                                                          (IN THOUSANDS)
         MORTGAGE LOANS (GROSS):
            At beginning of period.....................................        $276,832     $268,996      $276,505
            Mortgage loans originated:
              One-to-four family.......................................          34,210       89,265        46,756
              One-to-four family construction..........................           9,082        5,148         3,218
              Home equity..............................................          14,259       10,899        16,151
              Multi-family.............................................          11,571       10,606        13,301
              Multi-family construction................................              --        5,691         1,720
              Commercial/non-residential...............................          14,964       28,833         2,504
              Other construction/land..................................          16,881        9,060        16,034
                                                                              ---------    ---------       -------
                Total mortgage loans originated........................         100,967      159,502        99,684
            Mortgage loans purchased:
              One-to-four family.......................................          37,991        6,951           413
              One-to-four family construction..........................              28           --         1,688
              Multi-family.............................................           6,026        1,000            --
              Multi-family construction................................           3,100           --         3,917
              Commercial/non-residential...............................          37,911       20,936         8,513
              Other construction/land..................................          19,850       19,377         6,540
                                                                              ---------    ---------     ----------
                Total mortgage loans purchased.........................         104,906       48,264        21,071
                                                                               --------    ---------      --------
              Total mortgage loans originated and purchased............         205,873      207,766       120,755
                                                                               --------     --------       -------
            Transfer of mortgage loans to foreclosed
              real estate..............................................          (1,473)        (682)         (267)
            Principal repayments.......................................         (62,531)    (150,919)     (107,784)
            Sales of fixed-rate loans..................................         (33,932)     (48,329)      (20,213)
                                                                              ---------    ---------     ---------
            At end of period...........................................        $384,769     $276,832      $268,996
                                                                               ========     ========      ========

         CONSUMER LOANS:
            At beginning of period.....................................          $3,846       $5,008        $5,875
              Consumer loans originated................................           5,605        5,768         7,065
            Principal repayments.......................................          (6,224)      (6,930)       (7,932)
                                                                                 ------       ------        ------
            At end of period...........................................          $3,227       $3,846        $5,008
                                                                                 ======       ======        ======

         COMMERCIAL LOANS:
            At beginning of period.....................................         $18,254      $14,646        $3,471
              Commercial loans originated..............................          33,869       36,828        28,982
              Commercial loans purchased...............................          13,991        8,598         6,631
              Principal repayments.....................................         (41,525)     (41,818)      (24,438)
                                                                                -------     --------       -------
            At end of period...........................................         $24,589      $18,254       $14,646
                                                                                =======      =======       =======

         MORTGAGE-BACKED AND RELATED SECURITIES:
            At beginning of period.....................................        $110,184     $122,831       $96,811
            Mortgage-backed and related
              securities purchased.....................................          23,855       83,730        63,753
            Sales of mortgage-backed and related
              securities...............................................         (50,861)      (2,503)       (8,905)
            Amortization and repayments................................         (32,073)     (93,577)      (28,938)
            Market valuation allowance on available-for-sale
              mortgage-backed securities...............................            (144)        (297)          110
                                                                             ----------   ----------    ----------
            At end of period...........................................        $ 50,961     $110,184      $122,831
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

     COMMERCIAL LOAN ORIGINATION, SALES AND SERVICING (LEDGER FINANCIAL, INC.)

     During fiscal 2001, the Company intends to leverage its existing commercial lending capabilities to include the origination, sale and servicing of commercial real estate mortgages on a national basis, with primary concentration in the southwest and western regions of the country. While the Company primarily expects to originate and purchase commercial real estate mortgages on a national basis, it also may originate and purchase loans or participation interests in loans secured by multi-family real estate and commercial business assets.* The new commercial mortgage banking operation, Ledger Financial, Inc. ("HFI"), will be a wholly-owned subsidiary of the Company. HFI will originate loans from a third party commercial real-estate broker on a non-exclusive basis and will act as the lender of record until the loan is sold without recourse, generally within 45 days of the loan closing.* HFI recognizes that the volume of loans originated, sold and serviced will be dependent on the level of referrals generated by the third party real estate broker. HFI intends to expand its referral network of real estate brokers in the future.* HFI intends to retain the servicing rights to these loans and receive a servicing fee.* The principal sources of revenue from the commercial mortgage banking operation are expected to be: (i) mortgage loan origination fees, (ii) interest income earned on mortgage loans pending sale, (iii) mortgage loan servicing fees and (iv) underwriting and administrative fees.* The primary benefit of the expansion of the Bank's commercial mortgage banking activities is to gain economies of scale through the ability to leverage existing staff, expertise level, overhead and infrastructure in order to increase fee income without a significant incremental increase in expenses.*

     Commercial loans will be originated through HFI from the referrals of a third party commercial real-estate broker. HFI will receive all customary and usual underwriting documentation in order to make an underwriting decision. A commitment letter will be issued to the borrower, subject to any and all underwriting conditions. In addition, HFI also will require at the time of commitment a best-efforts stipulation requiring the sale of the loan upon closing to a secondary market investor. A senior loan committee has been established to approve all loans originated by HFI. Loans will be closed in the name of HFI as the lender of record. The referring real estate broker will receive a portion of total fee services rendered upon the funding of the loan and the remaining amount at the time the loan is sold to a secondary market investor. HFI's maximum funding level for new commercial mortgage loan originations will be based on the amount of credit made available by a third party lender which is currently $9.0 million.

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

     Non-performing loans include loans placed on non-accrual status and troubled debt restructuring. Non-performing assets include non-performing loans, foreclosed properties and investment securities. The following table sets forth non-performing loans and assets:

                                                                                      AT JUNE 30,
                                                                   ---------------------------------------------
                                                                    2000      1999      1998       1997     1996
                                                                   ------    ------    ------     -----    -----
                                                                                (DOLLARS IN THOUSANDS)

Non-accrual mortgage loans 90 days or more past due.............   $1,798    $2,118    $1,338     $ 572    $  64

Non-accrual consumer loans 90 days or more past due.............       54        88        52        20       21
Loans 90 days or more past due and still accruing(1)............       18       219        34        31       22
Troubled debt restructuring.....................................       --        --        --        --       --
                                                                   ------    ------    ------      ----     ----
  Total non-performing loans....................................    1,870     2,425     1,424       623      107
                                                                   ------    ------    ------      ----    -----
Total real estate owned and in judgment, net of
  related allowance for losses..................................    1,114       621        11        20       --
                                                                   ------    ------    ------     -----    -----
Total investment securities, net of related discount............       --       235        --        --       --
                                                                   ------    ------    ------     -----    -----
Total non-performing assets.....................................   $2,984    $3,281    $1,435      $643     $107
                                                                   ======    ======    ======     =====    =====
Total non-performing loans to gross loans receivable............     0.45%     0.81%     0.50%     0.22%    0.04%
                                                                   ======    ======    ======     =====    =====
Total non-performing assets to total assets.....................     0.57%     0.70%     0.32%     0.16%    0.03%
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

     The following table sets forth activity in the Bank's allowance for loan losses during the fiscal years indicated.

                                                                             AT JUNE 30,
                                                            ------------------------------------------------
                                                           2000       1999       1998       1997       1996
                                                          ------     ------     ------     ------     ------
                                                                           (DOLLARS IN THOUSANDS)
     Balance at beginning of period..................     $2,648     $2,329     $1,762     $1,234       $953
     Additions charged to expense:
          One-to-four family.........................         --         --         --        295        172
          Multi-family and commercial real estate....        499        310        512        181         80
          Consumer...................................        143        120        163        114        115
          Commercial.................................        229         50        125         60         --
                                                          ------     ------     ------     ------     ------
                                                             871        480        800        650        367
                                                          ------     ------     ------     ------     ------
     Recoveries:
          One-to-four family.........................         --         --         --          1          8
          Consumer...................................         22         15         --          5          9
          Commercial.................................         --                    31         --         --
                                                          ------     ------     ------     ------     ------
                                                              22         15         31          6         17
                                                          ------     ------     ------     ------     ------
        Charge-Offs:
          One-to-four family.........................        (43)       (11)       (69)       (11)       (15)
          Multi Family and commercial real estate....         (5)       (34)        --         --         --
          Consumer...................................       (178)      (131)      (195)      (117)       (88)
          Commercial.................................       (114)        --         --         --         --
                                                          ------     ------     ------     ------     ------
                                                            (340)      (176)      (264)      (128)      (103)
                                                          ------     ------     ------     ------     ------
     Net charge-offs.................................       (318)      (161)      (233)      (122)       (86)
                                                          ------     ------     ------     ------     ------

     Balance at end of period........................     $3,201     $2,648     $2,329     $1,762     $1,234
                                                          ======     ======     ======     ======     ======

     Percentage of loans to gross loans receivable:
          Mortgage loans.............................      93.26%     92.61%     93.19%     96.73%     97.29%
          Consumer loans.............................       0.78       1.29       1.73       2.06       2.71
          Commercial loans...........................       5.96       6.11       5.08       1.21         --

     Ratio of allowance for loan losses to gross loans
          receivable at the end of period............       0.78       0.89       0.81       0.62       0.50

     Ratio of allowance for losses on loans to non-
          performing loans at the end of period......     171.26     109.19     166.36     282.37   1,153.27

     Ratio of net charge-offs to average gross loans
          during period..............................       0.08       0.05       0.08       0.04       0.05

     Average gross loans outstanding.................    $376,575  $297,899   $280,204    $274,056  $187,969

     Gross loans receivable at end of period.........    $412,585  $298,932   $288,650    $285,851  $248,552

          At June 30, 2000, 1999, and 1998, delinquencies in the Bank's loan portfolio were as follows:


                                                AT JUNE 30, 2000                          AT JUNE 30, 1999
                                     -------------------------------------     -----------------------------------
                                            60-89            90 DAYS                60-89             90 DAYS
                                            DAYS             OR MORE(1)             DAYS              OR MORE(1)
                                     -----------------   -----------------     ---------------    -----------------
                                     NUMBER  PRINCIPAL   NUMBER  PRINCIPAL     NUMBER PRINCIPAL   NUMBER  PRINCIPAL
                                       OF     BALANCE      OF     BALANCE        OF    BALANCE      OF     BALANCE
                                      LOANS  OF LOANS     LOANS  OF LOANS       LOANS OF LOANS     LOANS  OF LOANS
                                      -----  --------     -----  --------       ----- --------     -----  --------
                                                                  (DOLLARS IN THOUSANDS)
MORTGAGE LOANS:
     One-to-four family........          3   $  462         26  $ 1,071            6     $284         17  $1,125
     Residential construction..         --       --         --       --           --       --         --      --
     Home equity...............          1       20         11      318            9      209          8      80
     Commercial................          1      470          2      409            1      688          1   1,072
                                       ---    -----        ---   ------          ---    -----        ---  ------
         Total mortgage loans..          5      952         39    1,798           16    1,181         26   2,277

CONSUMER LOANS.................          2        3         10       72            9       16         26     148
                                       ---  -------        ---   ------          ---     ----         --  ------

     TOTAL.....................          7    $ 955         49   $1,870           25   $1,197         52  $2,425
                                       ===    =====        ===   ======          ===   ======         ==  ======
DELINQUENT LOANS TO GROSS
  LOANS  ......................                0.23%               0.45%                0.40%              0.81%
                                              =====              ======               ======             ======

                                                       AT JUNE 30, 1998
                                     -------------------------------------------
                                           60-89                   90 DAYS
                                           DAYS                    OR MORE(1)
                                     -------------------    --------------------
                                     NUMBER    PRINCIPAL    NUMBER     PRINCIPAL
                                      OF        BALANCE       OF       BALANCE
                                     LOANS     OF LOANS     LOANS      OF LOANS
                                     -----     --------     -----      --------
                                               (DOLLARS IN THOUSANDS)
MORTGAGE LOANS:
     One-to-four family .......        6        $350         8       $  533
     Residential construction .       --          --        --           --
     Home equity ..............        5          95         9          122
                                     ---        ----      ----       ------
     Commercial ...............       --          --         1          683
         Total mortgage loans..       11         445        18        1,338

CONSUMER LOANS ................       10          28        23           86
                                     ---        ----      ----       ------

     TOTAL ....................       21        $473        41       $1,424
                                     ===        ====      ====       ======

DELINQUENT LOANS TO GROSS
  LOANS .......................                           0.17%        0.50%
                                                          ====       ======

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


                                                                          AT JUNE 30,
                                     ------------------------------------------------------------------------------
                                                    2000                                1999
                                     -----------------------------------------   ----------------------------------
                                                                     % OF                                  % OF
                                                     % OF           LOANS IN               % OF          LOANS IN
                                                     TOTAL          CATEGORY               TOTAL         CATEGORY
                                                     LOANS          TO TOTAL               LOANS         TO TOTAL
                                                       BY         OUTSTANDING                BY         OUTSTANDING
                                      AMOUNT        CATEGORY         LOANS       AMOUNT   CATEGORY         LOANS
                                      ------        --------      ------------   ------   --------      -----------
                                                                    (DOLLARS IN THOUSANDS)

Breakdown of Allowance:
  Mortgage loans:
    One-to-four family ........       $  719            0.39%         45.15%      $613        0.42%        49.50%
    Home equity ...............          243            1.12           5.27        240        1.15          6.84
    Multi-family ..............          331            0.79          10.12        296        0.82         12.15
    Commercial/nonresidential .        1,125            1.30          20.97        935        1.93         14.17
    One-to-four family
     construction .............           13            0.13           2.28         13        0.33          1.32
    Multi-family construction .           57            0.48           2.88         17        0.82          2.92
    Other construction and land          214            0.79           6.59        135        1.36          5.71
                                      ------          ------          -----        ---     -------        ------
      Total mortgage loans ....        2,702           93.26                                 2,249         92.61
                                      ------          ------                               -------        ------
  Consumer loans ..............          148            4.60           0.78        164        4.28          1.29
  Commercial loans ............          351            1.43           5.96        235        1.29          6.10
      Total allowance for loan
        losses ................       $3,201          100.00%                              $ 2,648        100.00%
                                      ======          ======                               =======        ======

                                                           AT JUNE 30,
                                           ------------------------------------------
                                                              1998
                                           ------------------------------------------
                                                                              % OF
                                                              % OF          LOANS IN
                                                              TOTAL         CATEGORY
                                                              LOANS         TO TOTAL
                                                               BY          OUTSTANDING
                                            AMOUNT          CATEGORY          LOANS
                                            ------          --------       -----------
                                                        (DOLLARS IN THOUSANDS)
Breakdown of Allowance:
  Mortgage loans:
    One-to-four family ........          $  585               0.38%            53.73%
    Home equity ...............             342               1.36              8.69
    Multi-family ..............             242               0.72             11.61
    Commercial/nonresidential .             600               1.73             11.99
    One-to-four family
     construction .............              11               0.30              1.29
    Multi-family construction .              23               0.74              1.08
    Other construction and land             181               1.30              4.81
                                         ------               ----             -----
      Total mortgage loans ....           1,984                                93.20
                                         ------                                -----
  Consumer loans ..............             160               3.19              1.73
  Commercial loans ............             185               1.26              5.07
      Total allowance for loan
        losses ................          $2,329                               100.00%




                                                                        AT JUNE 30,
                                         -------------------------------------------------------------------------
                                                          1997                                    1996
                                         --------------------------------------  ---------------------------------
                                                                        % OF                             % OF
                                                         % OF         LOANS IN              % OF        LOANS IN
                                                         TOTAL        CATEGORY              TOTAL       CATEGORY
                                                         LOANS       TO TOTAL               LOANS       TO TOTAL
                                                          BY        OUTSTANDING              BY        OUTSTANDING
                                         AMOUNT        CATEGORY        LOANS     AMOUNT    CATEGORY       LOANS
                                         ------        --------     -----------  ------    --------    ------------
                                                                   (DOLLARS IN THOUSANDS)
Breakdown of Allowance:
  Mortgage loans:
  One-to-four family ............       $  685            0.41%       58.60%    $   488       0.32%       61.82%
  Home equity ...................          253            1.00         8.85         194       1.00         7.78
  Multi-family ..................          190            0.69         9.66         198       1.00         7.96
  Commercial/nonresidential .....          198            0.91         7.59          44       0.80         2.21
  One-to-four-family construction           69            0.40         6.08          40       0.17         9.61
  Multi-family construction .....           72            0.75         3.37          46       0.35         5.28
  Other construction and land ...           74            1.00         2.58          65       1.00         2.60
                                        ------            ----        -----     -------       ----       ------
     Total mortgage loans ........       1,541                        96.73       1,075                   97.26
                                        ------                        -----     -------                  ------
 Consumer loans ..................         161            2.74         2.06         159       2.34         2.74
                                        ------            ----        -----     -------       ----       ------
 Commercial loans ................          60            1.73         1.21          --                      --
                                        ------            ----        -----     -------                  ------
   Total allowance for loan losses      $1,762                       100.00%    $ 1,234                  100.00%
                                        ======                       ======     =======                  ======

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

                                                                                    JUNE 30, 2000
                                                                      --------------------------------------
                                                                        CARRYING         % OF         MARKET
                                                                          VALUE         TOTAL          VALUE
                                                                        --------       -------        -------
                                                                                 (DOLLARS IN THOUSANDS)
SECURITIES AVAILABLE-FOR-SALE:
  U.S. government securities........................................   $ 32,758          44.11%     $ 32,758
  Mortgage-backed securities........................................     12,706          17.11        12,706
  Mortgage-related securities (REMICs)..............................     23,238          31.29        23,238
  ARM loan mutual funds.............................................        958           1.29           958
  Trust preferred securities........................................      4,325           5.82         4,325
  Municipal bonds/other.............................................        274            .38           274
                                                                       --------        -------     ---------
    Total securities available-for-sale.............................   $ 74,259         100.00%     $ 74,259
                                                                       ========         ======      ========

SECURITIES HELD-TO-MATURITY:
  Demand deposits in other financial institutions...................   $ 13,777         100.00      $ 13,777
                                                                       --------         ------      --------
      Total securities held-to-maturity.............................   $ 13,777         100.00%     $ 13,777
                                                                       ========         ======      ========

MORTGAGE-BACKED SECURITIES HELD-TO-MATURITY:
  GNMA..............................................................   $     --           0.00%     $     --
  FHLMC.............................................................        405          29.14           400
  FNMA..............................................................        985          70.86           963
  Other participation certificates..................................         --             --            --
                                                                       --------         ------      --------
    Total mortgage-backed securities held-to-maturity...............   $  1,390         100.00      $  1,363
                                                                       ========         ======      ========

MORTGAGE-RELATED SECURITIES HELD-TO-MATURITY:
  CMOs..............................................................         --             --            --
  REMICs............................................................     13,627         100.00        13,322
                                                                       --------         ------      --------
Total mortgage-related securities held-to-maturity..................   $ 13,627         100.00%     $ 13,322
                                                                       ========         ======      ========

                                                                                    JUNE 30, 1999
                                                                      --------------------------------------
                                                                        CARRYING         % OF         MARKET
                                                                          VALUE         TOTAL          VALUE
                                                                       ----------       -----         -------
                                                                                (DOLLARS IN THOUSANDS)
SECURITIES AVAILABLE-FOR-SALE:
  U.S. government securities........................................   $ 38,702          38.52%     $ 38,702
  Mortgage-backed securities........................................     16,943          16.86        16,943
  Mortgage-related securities (REMICs)..............................     38,623          38.44        38,623
  ARM loan mutual funds.............................................        964            .96           964
  Trust preferred securities........................................      4,797           4.78         4,797
  Municipal bonds/other.............................................        439            .44           439
                                                                       --------         ------      --------
    Total securities available-for-sale.............................   $100,468         100.00%     $100,468
                                                                       ========         ======      ========

SECURITIES HELD-TO-MATURITY:
    Demand deposits in other financial institutions.................      5,017         100.00         5,017
                                                                       --------         ------      --------
    Total securities held-to-maturity...............................   $  5,017         100.00%     $  5,017
                                                                       ========         ======      ========

MORTGAGE-BACKED SECURITIES HELD-TO-MATURITY:
  GNMA..............................................................   $    571           5.07%     $    595
  FHLMC.............................................................      2,302          20.45         2,311
  FNMA..............................................................      6,292          55.88         6,301
  Other participation certificates..................................      2,094          18.60         2,090
                                                                       --------         ------      --------
    Total mortgage-backed securities held-to-maturity...............   $ 11,259         100.00%     $ 11,297
                                                                       ========         ======      ========

MORTGAGE-RELATED SECURITIES HELD-TO-MATURITY:
  CMOs..............................................................         --             --            --
  REMICs............................................................     43,359         100.00        43,359
                                                                       --------         ------      --------
     Total mortgage-related securities held-to-maturity.............   $ 43,359         100.00%     $ 43,359
                                                                       ========         ======      ========

                                                                                JUNE 30, 1998
                                                                      --------------------------------------
                                                                        CARRYING         % OF         MARKET
                                                                          VALUE         TOTAL          VALUE
                                                                      -----------       -----         ------
                                                                                (DOLLARS IN THOUSANDS)
SECURITIES AVAILABLE-FOR-SALE:
  U.S. government securities........................................    $ 4,992           7.51%      $ 4,992
  Mortgage-backed securities........................................     39,150          58.92        39,150
  Mortgage-related securities (REMICs)..............................     18,399          27.69        18,399
  ARM loan mutual funds.............................................        969           1.46           969
  Trust preferred securities........................................      2,500           3.76         2,500
  Municipal bonds...................................................        435            .66           435
                                                                        -------         ------       -------
    Total securities available-for-sale.............................    $66,445         100.00%      $66,445
                                                                        =======         ======       =======

SECURITIES HELD-TO-MATURITY:
  Demand deposits in other financial institutions...................    $ 6,186          94.10%      $ 6,186
  Time deposits in other financial institutions.....................        388           5.90           388
                                                                        -------        -------       -------
    Total securities held-to-maturity...............................    $ 6,574         100.00%      $ 6,574
                                                                        =======         ======       =======

MORTGAGE-BACKED SECURITIES HELD-TO-MATURITY:
  GNMA..............................................................   $    720           2.29%     $    758
  FHLMC.............................................................      2,986           9.49         3,038
  FNMA..............................................................     10,256          32.58        10,514
  Other participation certificates..................................     17,518          55.64        17,434
                                                                        -------         ------      --------
Total mortgage-backed securities held-to-maturity...................    $31,480         100.00%      $31,744
                                                                        =======         ======       =======

MORTGAGE-RELATED SECURITIES HELD-TO-MATURITY:
  CMOs..............................................................         --             --            --
  REMICs............................................................     33,802         100.00        34,441
                                                                        -------         ------       -------
     Total mortgage-related securities held-to-maturity.............    $33,802         100.00%      $34,441
                                                                        =======         ======       =======


     The composition and contractual maturities of securities held-to-maturity, excluding FHLB-Chicago stock, is indicated in the following table.

                                                                                 AT JUNE 30, 2000
                                                                 ------------------------------------------------
                                                                                                          TOTAL
                                                                 LESS THAN      1 TO 10     OVER 10    INVESTMENT
                                                                  1 YEAR         YEARS       YEARS     SECURITIES
                                                                 ---------     ---------    -------    ----------
                                                                             (DOLLARS IN THOUSANDS)
Securities held-to-maturity:
  Demand deposits in other financial institutions.............    $13,777            --          --      $13,777
                                                                  -------                               --------
      Total securities held-to-maturity.......................    $13,777            --          --      $13,777
                                                                  =======      ========    ========     ========
Weighted average yield........................................       6.50%           --%         --%        6.50%
                                                                  =======      ========    ========     ========

The following table shows the maturity or period to repricing of the Company's securities available-for-sale at June 30, 2000.


                                                                            AT JUNE 30, 2000
                                                 ------------------------------------------------------------------
                                                       FIXED-RATE             FIXED-RATE          ADJUSTABLE-RATE
                                                     U.S. GOVERNMENT        MORTGAGE-BACKED       MORTGAGE-BACKED
                                                       SECURITIES             SECURITIES            SECURITIES
                                                 ----------------------    ------------------   -------------------
                                                               WEIGHTED              WEIGHTED             WEIGHTED
                                                   CARRYING     AVERAGE    CARRYING  AVERAGE    CARRYING   AVERAGE
                                                    VALUE        YIELD       VALUE    YIELD       VALUE     YIELD
                                                 ------------  ---------   --------  --------    -------  ---------
                                                                                (IN THOUSANDS)
AMOUNTS DUE OR REPRICING:
   Within one year....................           $      --           --    $   429     5.10    $ 4,664     6.74%
AFTER ONE YEAR:
   One to three years ........................          --           --         --       --         --       --
   Three to five years .......................       9,634         6.04         --       --         --       --
   Five to ten years .........................       1,878         6.50         51     8.00                  --
   Ten to 20 years............................      21,246         6.94      4,207     6.26         --       --
   Over 20 years .............................          --           --      3,355     7.52                  --
                                                   -------         ----    -------     ----     ------    -----
     Total due or repricing after one year ...      32,758         6.66      7,613     6.83         --    6,738
                                                   -------         ----    -------     ----     ------    -----
     Total amount due or repricing ...........      32,758         6.66%     8,042     6.72%     4,664     6.74%
     Less unearned discounts and premiums, net          --                      --       --
     Mortgage-backed and related securities ..     $32,758                 $ 8,042              $4,664
                                                   =======                 =======              ======
Average remaining years to maturity ..........        10.8                    19.8                21.2

                                                                         AT JUNE 30, 2000
                                                 ------------------------------------------------------------------
                                                       FIXED-RATE                              TRUST PREFERRED SEC/
                                                        CMOS AND           ADJUSTABLE-RATE        ADJUSTABLE-RATE
                                                         REMICS                REMICS               MUTUAL FUNDS
                                                 -----------------------   ------------------  --------------------
                                                               WEIGHTED              WEIGHTED             WEIGHTED
                                                    CARRYING    AVERAGE    CARRYING  AVERAGE    CARRYING   AVERAGE
                                                     VALUE       YIELD       VALUE    YIELD       VALUE     YIELD
                                                 ------------  ---------   --------  --------    -------  ---------
                                                                                (IN THOUSANDS)
AMOUNTS DUE OR REPRICING:
   Within one year ...........................   $     --          --      $16,500    7.11%     $   1,4        6.85%
AFTER ONE YEAR:
   One to three years ........................         --          --           --      --           --          --
   Three to five years .......................         --          --           --      --           --          --
   Five to ten years .........................        457         7.51          --      --           --          --
   Ten to 20 years ...........................        833         8.36          --      --           --          --
   Over 20 years .............................      5,448         6.72          --      --        3,875        9.22
                                                  -------         ----     -------     ----     -------        ----
     Total due or repricing after one year ...      6,738         6.97          --                3,875        9.22
                                                  -------         ----     -------     ----     -------        ----
     Total amount due or repricing ...........      6,738         6.97%     16,500     7.11%      5,283        8.62%
     Less unearned discounts and premiums, net         --                                            --
     Mortgage-backed and related securities ..    $ 6,738                  $16,500              $ 5,283
                                                  =======                  =======              =======
Average remaining years to maturity ..........       25.1                     24.9                  0.0

                                                            AT JUNE 30, 2000
                                                ---------------------------------------------
                                                         FIXED-RATE
                                                          MUNICIPAL
                                                           BONDS                  TOTAL
                                                ------------------------  -------------------
                                                               WEIGHTED              WEIGHTED
                                                    CARRYING    AVERAGE    CARRYING  AVERAGE
                                                     VALUE       YIELD       VALUE    YIELD
                                                 ------------  ---------   --------  --------
                                                                (IN THOUSANDS)
AMOUNTS DUE OR REPRICING:
   Within one year ...........................       $             --      $ 23,001       6.98%
AFTER ONE YEAR:
   One to three years ........................        --           --            --         --
   Three to five years .......................        --           --         9,634       6.04
   Five to ten years .........................        274        5.33         2,660       6.58
   Ten to 20 years ...........................        --           --        26,286       6.88
   Over 20 years .............................        --           --        12,678       7.70
                                                      ---        ----      --------       ----
     Total due or repricing after one year ...        274        5.33        51,258       6.91
                                                      ---        ----      --------       ----
     Total amount due or repricing ...........        274        5.33%       74,259       6.93%
     Less unearned discounts and premiums, net        --                         --
     Mortgage-backed and related securities ..       $274                  $ 74,259
                                                     ====                  ========
Average remaining years to maturity ..........        5.6                      17.3





     The following table shows the maturity or period to repricing of the Company's mortgage-backed and related securities portfolio held-to-maturity at June 30, 2000.

                                                                                 AT JUNE 30, 2000
                                                 ---------------------------------------------------------------------------
                                                       FIXED-RATE                FIXED-RATE
                                                     MORTGAGE-BACKED              CMOS AND
                                                       SECURITIES                  REMICS                      TOTAL
                                                 --------------------       ----------------------    ----------------------
                                                             WEIGHTED                     WEIGHTED                  WEIGHTED
                                                  CARRYING    AVERAGE       CARRYING      AVERAGE     CARRYING      AVERAGE
                                                    VALUE      YIELD          VALUE        YIELD        VALUE        YIELD
                                                 ---------   --------       --------     ---------    ---------     --------
                                                                               (IN THOUSANDS)
AMOUNTS DUE OR REPRICING:
   Within one year.............................   $   452      6.00%         $    --          --%      $   452        6.00%
AFTER ONE YEAR:
   One to three years..........................       110      8.00               --          --           110        8.00
   Three to five years.........................       818      5.89               --          --           818        5.89
   Five to ten years...........................                                  218        5.49           218        5.49
   Ten to 20 years.............................        --        --            1,847        6.75         1,847        6.75
   Over 20 years...............................                               11,613        6.80        11,613        6.80
                                                  -------     -----          -------       -----       -------       -----
     Total due or repricing after one year.....       928      6.14           13,678        6.77        14,606        6.73
                                                  -------     -----          -------       -----       -------       -----
     Total amounts due or repricing............     1,380      6.09%          13,678        6.77%       15,058        6.71%
Less unearned discounts and premiums, net......        10                        (51)                      (41)
                                                  -------                    -------                   -------
Mortgage-backed and related securities, net....    $1,390                    $13,627                   $15,017
                                                  =======                    =======                   =======
Average remaining years to maturity............       2.3                       24.1                      22.0

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

     The following table presents the deposit activity of the Company for the periods indicated.

                                                                           YEAR ENDED JUNE 30,
                                                               -------------------------------------------
                                                                 2000             1999              1998
                                                               --------         --------          --------
                                                                              (IN THOUSANDS)
Deposits.............................................          $875,389         $691,858          $449,609
Withdrawals..........................................           829,164          682,088           466,515
                                                               --------         --------          --------
Net deposits/withdrawals.............................            46,225            9,770           (16,906)
Interest credited on deposits........................            10,379            7,325             7,013
                                                               --------         --------          --------
Total increase (decrease) in deposits................          $ 56,604         $ 17,095          $ (9,893)
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

         At June 30, 2000, the Company had outstanding $212.5 million in certificates of deposit in amounts of $100,000 or more maturing as follows:

                                                                                          AMOUNT AT
                                                                                        JUNE 30, 2000
                                                                                       --------------
                                                                                       (IN THOUSANDS)
         Three months or less.......................................................      $101,592
         Over three through six months..............................................        61,163
         Over six through twelve months.............................................        47,165
         Over twelve months.........................................................         2,533
                                                                                          --------
             Total..................................................................      $212,453
                                                                                          ========

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


                                                            AT JUNE 30,
                            -------------------------------------------------------------------------
                                          2000                                  1999
                            ----------------------------------      ---------------------------------
                                                      WEIGHTED                               WEIGHTED
                                         PERCENT      AVERAGE                    PERCENT      AVERAGE
                                         OF TOTAL     NOMINAL                    OF TOTAL     NOMINAL
                             AMOUNT      DEPOSITS      RATE          AMOUNT      DEPOSITS      RATE
                            --------     --------     --------      ---------    --------    --------
                                                       (DOLLARS IN THOUSANDS)
DEMAND DEPOSITS:
   Non-interest-bearing       $8,400        2.43%         --%         $9,006        3.12%        --%
   NOW.................        3,147        0.91        0.76           2,789        0.97       1.75
   Money market........       27,398        7.94        4.95          35,495       12.29       4.37
   Passbook............       18,373         532        2.92          20,962        7.26       2.92
                            --------      ------                     -------      ------
     Total.............       57,318       16.60        3.34          68,252       23.64       3.24

CERTIFICATE ACCOUNTS
(TERM):
   One to nine months..       42,420       12.28        5.53          51,931       17.98       5.06
   12 to 20 months.....       10,159        2.94        5.88           7,759        2.69       5.08
   24 to 36 months.....        2,999        0.87        5.93           1,522        0.53       5.55
   38 to 60 months.....        1,935        0.56        5.38           2,868        0.99       5.62
   66 to 96 months.....           --        0.00          --              --        0.00         --
   Wholesale(1)........      230,487       66.75        6.46         156,382       54.17       5.32
                            --------      ------        ----        --------      ------       ----
     Total certificates      288,000       83.40        6.29         220,462       76.36       5.26
                            --------      ------        ----        --------      ------       ----
Total deposits.........     $345,318      100.00%       5.80%       $288,714      100.00%      4.78%
                            ========      ======        ====        ========      ======       ====

                                            AT JUNE 30,
                            ----------------------------------------
                                              1998
                            ----------------------------------------
                                                            WEIGHTED
                                             PERCENT        AVERAGE
                                             OF TOTAL        NOMINAL
                             AMOUNT          DEPOSITS         RATE
                            --------         --------       --------
DEMAND DEPOSITS:
   Non-interest-bearing       $7,738          2.85%            --%
   NOW.................        2,701           0.99           1.75
   Money market........       27,995          10.31           5.10
   Passbook............       21,158           7.79           2.93
                            --------         ------
     Total.............       59,592          21.94           3.52

CERTIFICATE ACCOUNTS (TERM):
   One to nine months..       68,050          25.09           5.79
   12 to 20 months.....       14,290           5.26           5.77
   24 to 36 months....         2,662           0.98           5.83
   38 to 60 months.....        2,685           0.99           6.02
   66 to 96 months.....           --           0.00             --
   Wholesale(1)........      124,340          45.74           6.07
                            --------         ------           ----
     Total certificates      212,027          78.06           5.95
                            --------         ------           ----
Total deposits.........     $271,619         100.00%          5.42%
                            ========         ======           ====


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

                                                AT JUNE 30,                 PERIOD TO MATURITY FROM JUNE 30, 2000
                                        -----------------------------   -------------------------------------------
                                                                         WITHIN     ONE TO
                                                                         ONE        THREE
                                         2000       1999       1998      YEAR       YEARS     THEREAFTER    TOTAL
                                        -------   --------   --------   --------    -------   ----------   --------
                                                                              (IN THOUSANDS)
CERTIFICATES OF DEPOSIT:
  4.99% and less.................       $14,244    $36,190     $1,033   $ 12,255    $ 1,351     $   638    $ 14,244
  5.00% to 5.99%.................        42,276    162,753    118,081     34,782      6,531         963      42,276
  6.00% to 6.99%.................       194,518     21,057     92,344    187,570      6,676         272     194,518
  7.00% to 7.99%.................        36,813        314        430     35,391      1,360          62      36,813
  8.00% to 8.99%.................           149        148        139         --        149          --         149
                                       --------   --------   --------   --------   --------     -------    --------
     Total.......................      $288,000   $220,462   $212,027   $269,998   $ 16,067     $ 1,935    $288,000
                                       ========   ========   ========   ========   ========     =======    ========



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

                                                                        AT OR FOR THE FISCAL YEAR ENDED JUNE 30,
                                                                        ----------------------------------------
                                                                           2000           1999           1998
                                                                        ----------     ----------     ----------
                                                                                 (DOLLARS IN THOUSANDS)
FHLB-CHICAGO ADVANCES:
  Average balance outstanding........................................    $133,519       $126,518       $107,378
  Maximum amount outstanding at any month-end during the period......     148,244        132,059        115,573
  Balance outstanding at end of period...............................     112,530        120,044        117,059
  Weighted average interest rate during the period (1)...............        5.76%          5.81%          6.10%
  Weighted average interest rate at end of period....................        5.84           5.59           5.87
REVERSE REPURCHASE AGREEMENTS AND OTHER BORROWINGS:
  Average balance outstanding........................................    $ 22,539       $  4,414       $     --
  Maximum amount outstanding at any month-end during the period......      28,350         18,289             --
  Balance outstanding at end of period...............................      19,510          9,475             --
  Weighted average interest rate during the period (1)...............        5.69%          5.12%            --%
  Weighted average interest rate at end of period....................       6.32            5.25             --%
TOTAL ADVANCES REVERSE REPURCHASE AGREEMENTS AND OTHER BORROWINGS:
  Average balance outstanding........................................    $156,058       $130,932       $107,378
  Maximum amount outstanding at any month-end during the period......     150,348        150,348        115,573
  Balance outstanding at end of period...............................     132,040        129,519        117,059
  Weighted average interest rate during the period (1)...............        5.75%          5.78%          6.10%
  Weighted average interest rate at end of period....................        5.90           5.51           5.87



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

SUBSIDIARY ACTIVITIES

         The Bank's wholly-owned subsidiary, Ledger Planning Service, Inc. ("HPS," formerly West Allis Insurance, Inc.), was organized as a Wisconsin corporation in 1978. During the fiscal year ended June 30, 2000, HPS was engaged primarily in the sale of annuity and mutual fund products. The Bank has a management agreement with HPS whereby HPS reimburses the Bank for certain services it performs and pays rent for occupancy in the West Allis branch office. Net loss for HPS was ($3,238) and ($6,313) for the fiscal years ended June 30, 2000 and 1999, respectively.

         The Bank organized a wholly-owned subsidiary located in Nevada in September 1994 named Ledger Investment Corp. The purpose of this subsidiary is to manage a portion of the Bank's investment portfolio.

         The Bank established a wholly-owned subsidiary, Ledger Financial, Inc. (d/b/a Major Finance) during fiscal 1999 to provide subprime lending activities. During the fourth quarter of fiscal 2000, the Company discontinued its subprime lending activities through Major Finance. Management discontinued the operations of Major Finance due to the lack of loan production to cover the costs of engaging in this lending activity. For a further discussion of the Bank's subprime lending activities, see "Lending Activities - Subprime Lending."

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

         Subsidiary banks of a bank holding company are subject to certain quantitative and qualitative restrictions imposed by the Federal Reserve Act on any extension of credit to, or purchase of assets from, or letter of credit on behalf of, the bank holding company or its subsidiaries, and on the investment in or acceptance of stocks or securities of such holding company or its subsidiaries as collateral for loans. In addition, provisions of the Federal Reserve Act and FRB regulations limit the amounts of, and establish required procedures and credit standards with respect to, loans and other extensions of credit to officers, directors and principal shareholders of the Bank, the Company, any subsidiary of the Company and related interests of such persons. See "--Restrictions on Loans to and Transactions with Affiliates." Moreover, subsidiaries of bank holding companies are prohibited from engaging in certain tie-in arrangements (with the Company or any of its subsidiaries) in connection with any extension of credit, lease or sale of property or furnishing of services.

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

A list of the Bank's administrative and full-service offices is as follows:

                                                      NET BOOK VALUE
                                                    OF PROPERTIES AND
                                        YEAR         IMPROVEMENTS AT
OFFICE LOCATION                        OPENED         JUNE 30, 2000
---------------                        ------       -----------------
West Allis/Home Office                 1919            $  241,000
7401 West Greenfield Avenue
West Allis, WI  53214

New Berlin Office                      1989               927,000
15600 West Cleveland Avenue
New Berlin, WI  53151

Greenfield Office                      1988               976,000
5101 South 27th Street
Greenfield, WI  53221

Glendale Office                        1998             2,530,000
5555 N. Port Washington Road
Glendale, WI  53217
                                                       ----------
Net Book Value:                                        $4,674,000
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

         ARTHUR E. THOMPSON, age 40, is Chief Financial Officer and Treasurer of the Company and has been Senior Vice President of the Bank since March 1993. Mr. Thompson joined the Bank in 1985 as the Controller and served as Vice President and Treasurer from 1987 to March 1993. Mr. Thompson also is a director of the Bank's subsidiary, Ledger Investment Corp. Prior to joining the Bank, Mr. Thompson was an accountant at Hopkins

Savings & Loan Association from 1984 to 1985 and Assistant Controller at West Bend Savings & Loan Association from 1983 to 1984. Mr. Thompson is a Certified Public Accountant.

         ELIZABETH S. BORST, age 38, is Senior Vice President of the Company and has been Senior Vice President of Sales and Marketing of the Bank since November 1995. Ms. Borst served as Vice President-Marketing from 1993 to 1995. Ms. Borst also is a director of the Bank's subsidiary, Ledger Planning Services, Inc.

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

                                                                                        AT JUNE 30,
                                                              -------------------------------------------------------------
                                                                2000         1999         1998          1997         1996
                                                              --------     --------     --------      --------     --------
                                                                                      (IN THOUSANDS)
SELECTED FINANCIAL CONDITION DATA:
Total assets.........................................         $519,971     $469,659     $438,374      $409,820     $377,157
Loans receivable, net................................          392,306      281,120      280,889       273,556      224,807
Cash and cash equivalents............................           16,559        8,599        8,184         8,755        4,825
Securities available-for-sale........................           74,259      100,468       66,445        29,518       37,284
Investment securities and certificates of deposit....               --           --          388           780          978
Mortgage-backed and related securities...............           15,017       54,618       65,282        85,430       97,332
Deposits.............................................          345,318      288,714      271,619       281,512      229,675
FHLB advances and other borrowings...................          132,040      129,519      117,059        92,073      113,954
Shareholders' equity.................................           33,596       34,496       33,453        29,672       27,011

                                                                               FISCAL YEAR ENDED JUNE 30,
                                                             ---------------------------------------------------------------
                                                                2000         1999          1998         1997         1996
                                                             ----------    --------     --------     ---------    ----------
                                                                          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
SELECTED OPERATIONS DATA:
Total interest income................................          $38,982      $34,298      $32,227       $29,823      $22,894
Total interest expense...............................           26,023       22,814       21,586        20,210       15,348
                                                              --------     --------     --------     ---------     --------
  Net interest income................................           12,959       11,484       10,641         9,613        7,546
Provision for loan losses............................              871          480          800           650          367
                                                              --------     --------     --------     ---------     --------
  Net interest income after provision for loan losses           12,088       11,004        9,841         8,963        7,179
Non-interest income:
  Loan servicing and loan-related fees...............              350          355          349           251          233
  Depository fees and service charges................              457          451          429           478          494
  Gain on sale of loans..............................                9          892          297            95           75
  Gain (loss) on sale of securities and
    mortgage-backed and related securities, net......               48           68           (8)            7           72
  Other non-interest income..........................              367          316          141           197          388
                                                              --------     --------     --------     ---------     --------
Total non-interest income............................            1,231        2,082        1,208         1,028        1,262
Total non-interest expense...........................            8,537        8,451        6,847         7,046        5,554
                                                              --------     --------     --------     ---------     --------
Income before income tax expense.....................            4,782        4,635        4,202         2,945        2,887
Income tax expense...................................            1,537        1,505        1,403         1,026        1,009
                                                              --------     --------     --------     ---------     --------
    Net income.......................................         $  3,245     $  3,130     $  2,799     $   1,919     $  1,878
                                                              ========     ========     ========     =========     ========
    Earnings per share (basic).......................         $   1.27     $   1.13     $   1.01     $    0.71     $   0.70
                                                              ========     ========     ========     =========     ========
    Earnings per share (diluted).....................         $   1.23     $   1.10     $   0.97     $    0.68     $   0.68
                                                              ========     ========     ========     =========     ========
    Cash dividends per share.........................         $   0.15     $   0.00     $   0.00     $    0.00     $   0.00
                                                              ========     ========     ========     =========     ========

                                                                           AT OR FOR THE FISCAL YEAR ENDED JUNE 30,
                                                             ---------------------------------------------------------------
                                                                2000          1999         1998         1997         1996
                                                             ----------    ----------   ----------   ----------   ----------
                                                                                  (DOLLARS IN THOUSANDS)
SELECTED FINANCIAL RATIOS AND OTHER DATA:
PERFORMANCE RATIOS
Return on average assets.............................           0.63%         0.67%        0.67%        0.48%         0.60%
Return on average equity.............................           9.57          9.08         8.89         6.83          7.17
Interest rate spread during period(1)................           2.31          2.18         2.22         2.06          1.97
Net interest margin(1)...............................           2.61          2.54         2.63         2.48          2.45
Non-interest expense to average assets...............           1.65          1.81         1.64         1.77          1.76
Non-interest income to average assets................           0.24          0.44         0.29         0.26          0.40
Average interest-earning assets to average
  interest-bearing liabilities.......................           1.06x         1.07x        1.08x        1.08x         1.10x

ASSET QUALITY RATIOS
Non-performing loans to gross loans(2)...............           0.45%         0.81%        0.49%        0.22%         0.04%
Non-performing assets to total assets(2).............           0.57          0.70         0.32         0.16          0.03
Allowance for loan losses to non-performing loans....         171.26        109.19       166.36       282.37      1,153.27
Ratio of allowance for loan losses to gross loans....           0.78          0.89         0.81         0.62          0.50
Net charge-offs to average gross loans...............           0.08          0.05         0.08         0.04          0.05

CAPITAL RATIOS(3)
Average shareholders' equity to average assets.......           6.55          7.36         7.54         7.07          8.30
Shareholders' equity to total assets at end of period           6.46          7.34         7.63         7.24          7.16

OTHER DATA
Number of deposit accounts...........................          14,102       15,441        16,054      18,064        18,070
Number of real estate loans outstanding..............           2,852        3,306         3,620       3,824         3,654
Number of real estate loans serviced ................           3,219        3,687         4,063       4,360         4,111
Number of consumer loans outstanding.................           3,535        3,011         3,229       3,310         3,705
Number of commercial loans outstanding...............             110          129            90          32            --
Loan originations/purchases..........................        $259,338     $258,960      $163,433    $118,108      $140,313
Full-service facilities..............................               3            3             3           3             3

_________________________

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

         When used in this Annual Report on Form 10-K/A or future filings with the Securities and Exchange Commission, in quarterly reports or press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, various words or phrases are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include words and phrases such as "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," "intend" or similar expressions and various other statements indicated herein with an asterisk after such statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors could affect the Company's financial performance and could cause actual results for future periods to differ materially from those anticipated or projected. Such factors include, but are not limited to: (i) general market interest rates, (ii) general economic conditions, (iii) legislative/regulatory changes, (iv) monetary and fiscal policies of the U.S. Treasury and Federal Reserve, (v) changes in the quality or composition of the Company's loan and investment portfolios, (vi) demand for loan products, (vii) deposit flows, (viii) competition, (ix) demand for financial services in the Company's markets, and (x) changes in accounting principles, policies or guidelines.

         The Company does not undertake and specifically disclaims any obligation to update any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

         In April, 2001 the Company discovered a mathematical error in the way in which interest income was being accrued on certain purchased commercial real estate mortgage and multi-family residential mortgage loans. The error resulted from an inadvertent erroneous set-up of the loans in the Company's outsourced data processing system. The error resulted in the under accrual of interest income on these loans of $542,588 for the year ended June 30, 2000. Interest income has been restated to correct that error. As a result of increased earnings in 2000 from the correction of this error, additional compensation of $146,000 for the year ended June 30, 2000, is required to be accrued under the Company's Annual Incentive Plan. The Company's 2000 consolidated financial statements have, therefore, been restated to accrue the additional interest income and the additional compensation expense as well as income tax expense of $155,859 related to the $396,588 net effect of the corrections on income before taxes for the year ended June 30, 2000. The effect of the restatement increased net income by $240,729 and basic and diluted earnings per share by $.10 and $.09, respectively, for the year ended June 30, 2000.

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

         The Company's primary strategy since the Conversion through fiscal 2000 has been to focus on effectively utilizing the capital acquired in the Conversion to fund asset growth and asset portfolio diversification into higher-yielding assets. This strategy resulted in an increase in the Company's asset size from $179.6 million at June 30, 1994 to $520.0 million at June 30, 2000. The Company's asset growth has come primarily through (i) the origination and purchase of mortgage loans (principally loans secured by one-to-four family owner-occupied homes) within and outside of the Company's primary lending area,
(ii) the purchase of mortgage-backed and related securities, and (iii) the origination and purchase of commercial real-estate and business loans within and outside of the Company's primary lending area. This asset growth was funded through significant increases in Federal Home Loan Bank ("FHLB") advances and other borrowings, and increases in deposits consisting primarily of brokered and non-brokered wholesale deposits.

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

         The Company has substantially completed its strategy of utilizing the capital acquired in the Conversion to fund asset growth and asset portfolio diversification into higher-yielding assets. In fiscal 2001, the Company does not intend to significantly grow in asset size from its current level of $520.0 million.* Under FDIC regulatory capital adequacy guidelines, the Bank must maintain certain amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations) in order to maintain its status as a well-capitalized institution. As of June 30, 2000, the Bank was fully-leveraged from a risk-based capital standpoint, with a ratio of total capital to risk-weighted assets of 10.34% (with a required ratio of 10%). See Note 9 to the Company's Notes to Consolidated Financial Statements. Therefore, in fiscal 2001, in order to maintain its well-capitalized status, the Bank will only be able to increase its asset base to the extent of net retained earnings.

         The Company intends to continue to maximize the yield on its loan portfolio in fiscal 2001 by maintaining the portfolio percentage composition of higher-yielding non-conforming one-to-four family, multi-family, commercial real estate and commercial business loans and selling substantially all of its current year lower-yielding one-to-four family mortgage loans originated.* The Company projects that total loan production will be approximately $200 million in fiscal 2001 compared to $259.3 million in fiscal 2000*. The Company anticipates that approximately half of its total loan production in fiscal 2001 will be generated from the purchase of loans secured by properties located outside of its primary market area.* A significant portion of out-of-market purchases are expected to relate to non-conforming one-to-four family mortgage loans, multi-family and commercial real-estate loans.*

         The Company intends to evaluate the benefits of converting the Bank from a state thrift charter to a state bank charter in 2001.* Under regulations established for state savings banks by the Wisconsin Department of Financial Institutions ("DFI"), the Bank is limited in the amount of commercial real estate and commercial business loans it can hold in its loan portfolio. The DFI approved limit for the Bank was 30% of the Bank's total asset base at June 30, 2000 and June 30, 1999. At June 30, 2000, the Bank had $138.3 million of such loans in its portfolio, representing 26.6% of the Bank's total asset base of $520.0 million. At June 30, 1999, the Bank had $77.7 million of such loans in its portfolio, representing 16.5% of the Bank's asset base of $469.6 million. The Company projects that the percentage of total assets represented by commercial real estate and commercial business loans will not increase significantly in fiscal 2001 as a substantial portion of these new originations and purchases are expected to be sold in the secondary market. Thus, while management believes that this current regulatory limit is currently sufficient to meet the Bank's business strategy in fiscal 2001, the Company intends to evaluate whether a state bank charter would provide more lending flexibility.*

         The Company intends to begin the process of increasing the level of core retail deposits relative to brokered and non-brokered wholesale deposits which is expected to reduce the overall cost of liabilities for the Company.* This process will begin in fiscal 2001 through the use of several different strategies, including changing the bank name from West Allis Savings Bank to Ledger Bank, S.S.B., opening a new full-service banking center in Glendale, Wisconsin, implementing a proactive internal sales culture, and by offering an internet-only deposit product.*

         The Company intends to enhance its presence in the marketplace by changing its bank name from West Allis Savings Bank to Ledger Bank, S.S.B. during the second quarter of fiscal 2001.* The new name, Ledger Bank, S.S.B., was strategically selected to pay tribute to the Bank's 81-year old heritage as a trustworthy, solid community bank and to act as a vehicle to demonstrate the Bank's commitment to future growth.* The Company believes the new name will enable it to create a differentiated, customer-focused, financial services brand in the market.* The new name will become official on October 26, 2000, the day following the Company's annual meeting of shareholders, with a local media and promotional campaign. The Company believes the new name will help enhance the Bank's growth plans to increase its market share around each current branch office, opening a new full-service banking center as well as the ongoing sales efforts of its residential lending officers and business loan officers throughout southeastern Wisconsin.* The Company intends to support the new name and enhanced brand identity through increased marketing expenditures in fiscal 2001.*

         A new full-service banking center in Glendale, Wisconsin is expected to be operating during the third quarter of fiscal 2001.* This north shore location currently serves as the executive and administrative headquarters for the Company and Bank. Location-specific market research was conducted during fiscal 2000 by a third party company, placing this site as one of the top five locations for attracting core deposit balances in Milwaukee County. The full-service banking center will offer traditional deposit products and services, discount brokerage services, and mortgage, consumer and commercial business lending services.* The Company expects to incur significant non-interest expenses in connection with opening the new banking center.*

         During fiscal 2001, the Company also intends to generate additional non-interest income from existing and new revenue sources.* This is expected to be accomplished by (i) continuing to generate commercial lending and deposit activities through the commercial lending division, (ii) increasing fee income opportunities within the residential mortgage lending division through the sale of one-to-four family mortgage loans and referral of subprime mortgage loans,
(iii) increasing fees from its insurance subsidiary, Ledger Planning Services, Inc., and (iv) expanding commercial mortgage banking activities during fiscal 2001.*

         In fiscal 2001, the Company intends to continue pursuing commercial lending activities through its commercial banking division as another source of additional fee income and higher-yielding assets.* The focus of the Company's commercial division will be the origination and purchase of small business loans and leases, as well as the acquisition of business deposits.* During fiscal 2000, the Company originated and purchased $158.2 million of multi-family, commercial real estate, multi-family construction, commercial construction and commercial business loans, lines of credit and leases, of which $80.9 million were purchases and $77.3 were originations. Management currently projects that the commercial lending division will significantly decrease its origination and purchase activity (by approximately 50%) during fiscal 2001 in order to maintain a minimal growth rate in the Company's asset base.* The Company also expects increased fee income from the commercial banking division resulting from a growth in business deposit relationships.* The Company also has recently implemented a program for mortgage contract cash processing within the commercial lending division, a service which generates fee income. Through the program, the Bank acts as a partial sub-servicer, providing a cash/processing function for nationally originated commercial real estate loans.

         During fiscal 2001, the Company also intends to increase its non-interest income by expanding the secondary marketing activities of its residential mortgage division, generating additional fee income through the sale of mortgage credit and life insurance, and through the referral of subprime mortgage loans to a third party lender.* The Company expects one-to-four family mortgage loan originations to increase despite the generally higher level of market interest rates due to increased marketing activities and expansion of our retail banking centers.* It is currently anticipated that substantially all of the 30-year fixed rate conforming one-to-four family mortgage loans originated in fiscal 2001 will be sold in the secondary market resulting in income from gains on loans sold.*

         During the fourth quarter of fiscal 2000, the Company discontinued its lending activities involving higher credit risk financial services (also known as subprime lending) through Ledger Financial, Inc. (d/b/a Major

Finance). Major Finance was formed to broker subprime loans primarily secured by one-to-four family mortgage and commercial real estate within and outside the Company's primary lending area. Management discontinued the operations of Major Finance due to the lack of loan production to cover the costs of engaging in this lending activity. No loans originated by Major Finance are currently in the Bank's portfolio. It is anticipated that the Company's subprime lending activities in fiscal 2001 will be limited to referring subprime loan prospects to third-party lenders through the residential mortgage lending division and generating referral fee income from such activity.*

         The Company expects its insurance subsidiary, Ledger Planning Services, Inc., to generate additional fee income in fiscal 2001 from the sale of securities, mutual funds, annuities and life insurance products by licensed investment brokers. The Company attributes the projected growth in fee income to the overall business strategy of adding a new retail banking center and the implementation of a proactive sales culture in fiscal 2001.*
         During fiscal 2001, the Company also intends to generate non-interest income by leveraging its existing commercial lending capabilities through the origination, selling and servicing of commercial real estate mortgages on a national basis, with primary concentration in the southwest and western regions of the country.* While the Company primarily expects to originate and purchase commercial real estate mortgages on a national basis, it also may originate and purchase loans or participation interests in loans secured by multi-family real estate and commercial business assets.* The new commercial mortgage banking operation, Ledger Financial, Inc. ("HFI"), will be a wholly-owned subsidiary of the Company. HFI will originate loans from a third party commercial real-estate broker on a non-exclusive basis and act as the lender of record until the loan is sold without recourse, generally within 45 days of the loan closing.* HFI will retain the servicing rights to these loans and receive a servicing fee.* The Company estimates that during fiscal 2001 HFI will originate, sell and service approximately $50 -- $100 million of commercial real estate mortgage loans on a national basis, with primary concentration in the southwest and western regions of the country.* HFI revenues, generated primarily through the collection of originating and servicing fees, are projected to be approximately $150,000 -- $300,000 in fiscal 2001.* The primary benefit of the expansion of the Bank's commercial lending activities is to gain economies of scale through the ability to leverage existing staff, expertise level, overhead and infrastructure in order to increase fee income without a significant incremental increase in expenses.*

         The Company expects to incur significant increases in non-interest expense as a result of implementing its strategic business plan in fiscal 2001.* In addition, the Company's negative interest rate gap position (41.1% at June 30, 2000) will likely reduce net income in the event of an increase in market interest rates.* To mitigate the Company's exposure to rising interest rate levels, the Company intends to decrease its negative interest rate gap position by lengthening the maturities of its wholesale funding sources (wholesale brokered CDs and FHLB advances). The Company also may implement hedging strategies involving derivative financial instruments such as options and interest rate swaps during fiscal 2001.* See "Management's Discussion and Analysis of Financial Condition -- Asset/Liability Management." As a result of the projected expense increases and narrowing of interest margin due to the gap position and the generally higher level of interest rates, the Company expects net income in fiscal 2001 to fall below reported net income for 2000.* Despite the projected decline in net income, the Company believes the strategic benefits of the expanded sales and branch activities will have a long-term positive impact on the Company's results of operations and franchise value.

COMPARISON OF OPERATING RESULTS FOR THE FISCAL YEARS ENDED JUNE 30, 2000 AND
1999

     GENERAL

         Net income for the fiscal year ended June 30, 2000 increased 3.7% to $3.2 million from $3.1 million for fiscal 1999. The increase in net income was primarily attributable to an increase in net interest income before the provision for losses on loans to $13.0 million for the fiscal year ended June 30, 2000 from $11.5 million for fiscal 1999, primarily as a result of higher average interest-earning assets and an increased interest rate spread during fiscal 2000 as compared to fiscal 1999, offset by a decrease in non-interest income and an increase in the provision for losses on loans. Non-interest income decreased by $851,000 to $1.2 million for the fiscal year ended June 30, 2000 from $2.1 million for fiscal 1999. The decrease in non-interest income was primarily due to a decrease in gain on the sale of loans which decreased $883,000 to $9,000 for the fiscal year ended June 30, 2000 from $892,000 for fiscal 1999, a decrease in service charges on loans of $34,000 to $300,000 for the fiscal year ended June 30, 2000 from $334,000 for fiscal 1999 and a decrease in gains on the sale of securities available-for-sale and mortgage-backed and related securities available-for-sale of $20,000 to $48,000 for the fiscal year ended June 30, 2000 from $68,000 for fiscal 1999. The decreases were partially offset by an increase in insurance commissions of $35,000 to $125,000 for the fiscal year ended June 30, 2000 from $90,000 for fiscal 1999, an increase in service charges on deposit accounts of $6,000 to $457,000 for the fiscal year ended June 30, 2000 from $451,000 for fiscal 1999, an increase in loan servicing fees of $29,000 to $50,000 for the fiscal year ended June 30, 2000 from $21,000 for fiscal 1999 and an increase in other non-interest income of $16,000 to $242,000 for the fiscal year ended June 30, 2000 from $226,000 for fiscal 1999. Non-interest expense increased $86,000 to $8.537 million for the fiscal year ended June 30, 2000 from $8.451 million for fiscal 1999, primarily as a result of an increase in other non-interest expense of $269,000 to $1.6 million for the fiscal year ended June 30, 2000 from $1.3 million for fiscal 1999 and by an increase in marketing expense of $14,000 to $366,000 for the fiscal year ended June 30, 2000 from $352,000 for fiscal 1999. Offsetting the increases was a decrease in compensation and benefits expense of $14,000 to $5.007 million for the fiscal year ended June 30, 2000 from $5.021 million for fiscal 1999, a decrease in occupancy and equipment of $132,000 to $1.5 million for the fiscal year ended June 30, 2000 from $1.6 million for fiscal 1999 and a decrease in deposit insurance expense of $51,000 to $122,000 for the fiscal year ended June 30, 2000 from $173,000 for fiscal 1999. Net income also was decreased by an increase in the provision for losses on loans of $391,000 to $871,000 for fiscal 2000 from $480,000 for fiscal 1999.

         Return on average equity increased to 9.57% for the fiscal year ended June 30, 2000 from 9.08% for fiscal 1999. Return on average assets decreased to
 .63% for the fiscal year ended June 30, 2000 from .67% for the fiscal year ended 1999. The increase in return on average equity was primarily due to an increase in net interest income before the provision for losses on loans, primarily as a result of higher average interest-earning assets and an increased interest rate spread during fiscal 2000 as compared to fiscal 1999, offset by a decrease in gains on the sale of loans and increase in the provision for losses on loans.
The Company's principal investment focus during the fiscal year ended June 30, 2000 was the origination and purchase of mortgage and commercial loans. The asset growth primarily was funded through increases in brokered certificates of deposit and securities sold under agreements to repurchase.

     NET INTEREST INCOME

         Net interest income increased 12.8% to $12.9 million for fiscal 2000 from $11.5 million for fiscal 1999. Interest income increased $4.7 million in fiscal 2000, while interest expense increased $3.2 million. The level of net interest income primarily reflects a 10.0% increase in average interest-earning assets during fiscal 2000 and an increase in interest rate spread to 2.31% for fiscal 2000 from 2.18% for fiscal 1999, partially offset by a 11.3% decrease in the excess of the Company's average interest-earning assets over average interest-bearing liabilities to $27.1 million for fiscal 2000 from $30.5 million for fiscal 1999. The increased interest rate spread for fiscal 2000 is primarily a result of the Company's reallocation to higher yielding loans and a decreased level of lower yielding investment securities.

     INTEREST INCOME

         Interest income increased 13.7% to $39.0 million for fiscal year 2000 from $34.3 million for fiscal 1999. The increase in interest income was the result of an increase in average interest-earning assets of 10.0% to $497.2 million for fiscal 2000 from $452.0 million for fiscal 1999 and by an increase of 25 basis points in the yield on interest-earning assets to 7.84% for fiscal 2000 from 7.59% for fiscal 1999. Interest income on loans increased 24.7% to $29.4 million for fiscal 2000 from $23.5 million for fiscal 1999. The increase was the result of an increase in average gross loans of 23.9% to $352.7 million for fiscal 2000 from $284.7 million for fiscal 1999 and by an increase in average yield to 8.32% for fiscal 2000 from 8.27% for fiscal 1999. Gross loans increased primarily as a result of the Company purchasing more loans in the secondary market, retaining substantially all of its adjustable and short-term fixed rate loan originations and increases in multi-family and commercial components of the portfolio. The increase in yield is attributable to the increase in loans originated and purchased at higher interest rates and the increase in adjustable rate loans in the first half of fiscal year 2000. Interest income on mortgage-backed securities decreased 66.8% to $343,000 for fiscal 2000 from $1.0 million for the comparable 1999 period. The decrease was primarily due to a decrease in average balances to $5.5 million for fiscal 2000 from $14.6 million for fiscal 1999 and by a decrease in average yield to 6.23% for the 2000 period from 7.08% for the 1999 period. Interest income on mortgage-related securities decreased 32.3% to $1.9 million for fiscal 2000 from $2.8 million for fiscal 1999. The decrease was primarily due to a decrease in average balances to $29.2 million for fiscal 2000 from $43.0 million for fiscal 1999 and by a decrease in average yield to 6.57% for the 2000 period from 6.59% for the 1999 period. The decrease in average yield on mortgage-backed and related securities was primarily due to the higher level of repayments on the higher coupon rate securities portion of this portfolio. The decline in average balances of mortgage-backed and related securities and is due to management's decision to transfer $37.9 million in securities from this portfolio to the trading and available-for-sale portfolio during fiscal year 2000. Interest income on investment securities and securities available-for-sale increased 5.9% to $6.8 million for fiscal 2000 from $6.5 million for fiscal 1999. The increase was primarily due to an increase in average yield to 6.68% for the 2000 period from 6.25% for the 1999 period, offset by a decrease in average balances to $102.4 million for fiscal 2000 from $103.2 million for fiscal 1999. The higher average yield was primarily attributable to the increasing interest rate environment during the 2000 period as compared to the 1999 period.

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

     NON-INTEREST EXPENSE

         Non-interest expense increased 1.0% to $8.537 million for fiscal 2000 from $8.451 million for the comparable 1999 period. The increase was primarily due to an increase in other non-interest expense of $269,000 to $1.6 million for fiscal 2000 from $1.3 million for the comparable 1999 period and an increase in marketing expense of $14,000 to $366,000 for fiscal 2000 from $352,000 for the comparable 1999. The increases in non-interest expense were offset by a decrease in compensation and benefits expense of $14,000 to $5.007 million for fiscal 2000 from $5.021 million for the comparable 1999 period, a decrease in occupancy and equipment expense of $132,000 to $1.5 million for fiscal 2000 from $1.6 million for the comparable 1999 period and a decrease in deposit insurance premiums of $51,000 to $122,000 for fiscal 2000 from $173,000 for the comparable 1999 period. The decrease in compensation and benefits expense primarily relates to a decrease in the accrual for incentive compensation and a lower average number of full-time equivalent employees. The decrease in occupancy and equipment expense primarily relates to a refund credit received on telecommunications equipment and a lower level of general equipment expenditures in the 2000 period. The increase in other non-interest expense is primarily due to the write-off of an equity investment in a low income housing partnership and to general increases in printing, office supplies, organization dues, legal and other miscellaneous expenses.

     INCOME TAX EXPENSE

         Income tax expense increased to $1.537 million for fiscal 2000 from $1.505 million for fiscal 1999. The increase was primarily a result of higher income before income taxes.

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

                       CONSOLIDATED AVERAGE BALANCE SHEETS


                                                                                    FISCAL YEAR ENDED JUNE 30,
                                                           ---------------------------------------------------------------------
                                                                             2000                                     1999
                                                           ---------------------------------------------------------------------
                                                             AVERAGE      INTEREST    AVERAGE    AVERAGE    INTEREST    AVERAGE
                                                           OUTSTANDING     EARNED/    YIELD/   OUTSTANDING   EARNED/    YIELD/
                                                             BALANCE        PAID       RATE     BALANCE       PAID       RATE
                                                           ----------- -----------  --------- ------------ ---------  ----------
                                                                                  (DOLLARS IN THOUSANDS)
ASSETS:
  Interest-earning assets:
    Mortgage loans.........................................  $327,445    $26,631       8.13%    $265,438    $21,607      8.14%
    Consumer loans.........................................     3,405        461      13.54        4,157        572     13.76
    Commercial loans.......................................    21,881      2,264      10.35       15,081      1,368      9.07
                                                            ---------   --------              ----------   --------
      Total loans..........................................   352,731     29,356       8.32      284,676     23,547      8.27
    Mortgage-backed securities.............................     5,509        343       6.23       14,603      1,034      7.08
    Mortgage derivative securities.........................    29,217      1,920       6.57       43,009      2,835      6.59
                                                            ---------   --------               ---------   --------
      Total mortgage-backed and related securities.........    34,726      2,263       6.52       57,612      3,869      6.72
    Investment and other securities........................     9,163        521       5.69       14,550        775      5.33
    Securities available for sale..........................    93,258      6,317       6.77       88,650      5,680      6.41
    Federal Home Loan Bank stock...........................     7,371        525       7.12        6,505        427      6.56
                                                            ---------  ---------               ---------   --------
      Total interest-earning assets(1).....................   497,249     38,982       7.84      451,993     34,298      7.59
                                                                         -------    -------                 -------     -----
  Non-interest earning assets..............................    20,040                             16,126
                                                            ---------                         ----------
      Total assets.........................................  $517,289                           $468,119
                                                             ========                           ========

LIABILITIES AND RETAINED EARNINGS:
  Deposits:
    NOW accounts........................................... $   2,854         47       1.65    $   2,757         48      1.74
    Money market deposit accounts..........................    31,205      1,409       4.52       35,563      1,736      4.88
    Passbook...............................................    19,857        580       2.92       21,107        613      2.90
    Certificates of deposit................................   257,043     14,948       5.82      227,979     12,766      5.60
                                                             --------    -------                --------   --------
      Total deposits.......................................   310,959     16,984       5.46      287,406     15,163      5.28
  Advance payments by borrowers for taxes and insurance....     3,169         71       2.24        2,927         75      2.56
  Borrowings...............................................   156,058      8,968       5.75      131,164      7,576      5.78
                                                             --------   --------              ----------   --------
      Total interest-bearing liabilities...................   470,186     26,023       5.53      421,497     22,814      5.41
                                                                         -------     ------                 -------     -----
  Other liabilities (Incl. non-interest bearing demand
  deposits)................................................    13,194                             12,167
  Retained earnings........................................    33,909                             34,455
                                                            ---------                          ---------
      Total liabilities and retained earnings.............. $ 517,289                           $468,119
                                                            =========                           ========
Net interest income/interest rate spread(2)................             $ 12,959       2.31%              $  11,484      2.18%
                                                                        ========      =====               =========     =====
Net earning assets/net interest margin(3).................. $  27,063                  2.61%   $  30,496                 2.54%
                                                            =========                 =====    =========                =====
Average interest-earning assets to average
interest-bearing liabilities                                               1.06x                              1.07x
                                                                        ========                         ==========

                                                               FISCAL YEAR ENDED JUNE 30,
                                                                         1998
                                                           -------------------------------
                                                            AVERAGE    INTEREST  AVERAGE
                                                          OUTSTANDING   EARNED/  YIELD/
                                                            BALANCE       PAID     RATE
                                                          -----------  --------  ---------
ASSETS:
  Interest-earning assets:
    Mortgage loans.........................................  $267,549   $22,390      8.37%
    Consumer loans.........................................     5,280       704     13.33
    Commercial loans.......................................     7,375       700      9.49
                                                           ----------   -------
      Total loans..........................................   280,204    23,794      8.49
    Mortgage-backed securities.............................    40,007     2,825      7.06
    Mortgage derivative securities.........................    37,205     2,543      6.84
                                                            ---------    ------
      Total mortgage-backed and related securities.........    77,212     5,368      6.95
    Investment and other securities........................    10,678       711      6.66
    Securities available for sale..........................    30,524     1,972      6.46
    Federal Home Loan Bank stock...........................     5,661       382      6.75
                                                           ----------   -------
      Total interest-earning assets(1).....................   404,279    32,227      7.97
                                                                         ------     -----
  Non-interest earning assets..............................    13,315
                                                            ---------
      Total assets.........................................  $417,594
                                                             ========

LIABILITIES AND RETAINED EARNINGS:
  Deposits:
    NOW accounts........................................... $   2,628        45      1.71
    Money market deposit accounts..........................    25,230     1,319      5.23
    Passbook...............................................    21,194       625      2.95
    Certificates of deposit................................   215,701    12,967      6.01
                                                            ---------   -------
      Total deposits.......................................   264,753    14,956      5.65
  Advance payments by borrowers for taxes and insurance....     3,139        84      2.68
  Borrowings...............................................   107,378     6,546      6.10
                                                            ---------    ------
      Total interest-bearing liabilities...................   375,270    21,586      5.75
                                                                        -------     -----
  Other liabilities (Incl. non-interest bearing demand
  deposits)................................................    10,848
  Retained earnings........................................    31,476
                                                            ---------
      Total liabilities and retained earnings..............  $417,594
                                                             ========
Net interest income/interest rate spread(2)................             $10,641      2.22%
                                                                        =======     =====
Net earning assets/net interest margin(3)..................  $ 29,009                2.63%
                                                             ========               =====
Average interest-earning assets to average
interest-bearing liabilities                                              1.08x
                                                                        =======

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

                                             FISCAL YEAR ENDED JUNE 30, 2000        FISCAL YEAR ENDED JUNE 30, 1999
                                                       COMPARED TO                            COMPARED TO
                                             FISCAL YEAR ENDED JUNE 30, 1999        FISCAL YEAR ENDED JUNE 30, 1998
                                             -------------------------------        -------------------------------
                                                   INCREASE (DECREASE)                    INCREASE (DECREASE)
                                                          DUE TO                                DUE TO
                                       ------------------------------------------------------------------------------
                                                                         (IN THOUSANDS)
                                                              RATE/                                  RATE/
                                          RATE      VOLUME    VOLUME     NET        RATE    VOLUME   VOLUME    NET
                                       ---------  ---------  -------- --------    -------- -------- -------- --------
Interest-earning assets:
  Mortgage loans.....................      ($19)    $5,047     ($4)   $5,024       ($611)   ($177)      $5    ($783)
  Consumer loans.....................        (9)      (103)      1      (111)         23     (150)      (5)    (132)
  Commercial loans...................       192        617      87       896         (31)     731      (32)     668
  Mortgage-backed securities ........      (125)      (644)     78      (691)          8   (1,794)      (5)  (1,791)
  Mortgage-derivative securities.....        (9)      (909)      3      (915)        (91)     397      (14)     292
  Investment and other securities....        52       (287)    (19)     (254)       (142)     258      (52)      64
  Securities available for sale......       325        295      17       637         (16)   3,755      (31)   3,708
  Federal Home Loan Bank stock.......        36         57       5        98         (10)      57       (2)      45
                                        -------    -------   -----    ------       -----   ------    -----   ------
     Total...........................       443      4,073     168     4,684        (870)   3,077     (136)   2,071
                                        -------    -------   -----    ------       -----   ------    -----   ------

Interest-bearing liabilities:
  NOW accounts.......................        (3)         2      --        (1)          1        2       --        3
  Money market demand accounts.......      (130)      (213)     16      (327)        (87)     540      (36)     417
  Passbook accounts..................         4        (36)     (1)      (33)         (9)      (3)      --      (12)
  Certificates of deposit............       492      1,627      63     2,182        (889)     738      (50)    (201)
  Advance payments by borrowers
  for taxes and insurance............        (9)         6      (1)       (4)         (4)      (6)       1       (9)
  Borrowings.........................       (39)     1,438      (7)    1,392        (344)   1,451      (77)   1,030
                                       --------    -------   -----    ------      ------   ------    -----   ------
     Total...........................       315      2,824      70     3,209      (1,332)   2,722     (162)   1,228
                                       --------    -------   -----    ------      ------   ------    -----   ------
Net change in net interest income....      $128     $1,249     $98    $1,475      $  462   $  355    $  26   $  843
                                       ========    =======   =====    ======      ======   ======    =====   ======


FINANCIAL CONDITION

     Total assets increased $49.9 million or 10.7%, from $469.7 million at June 30, 1999 to $520.0 million at June 30, 2000. This increase is primarily reflected in increases in loans receivable and interest-bearing deposits consistent with the Company's strategy of moderate asset growth and asset portfolio diversification. The increase was funded primarily by an increase in wholesale brokered deposits, securities sold under agreements to repurchase and decreases in securities held-to-maturity and securities available-for-sale.

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

     Loans receivable increased to $392.3 million at June 30, 2000 compared to $281.1 million at June 30, 1999. The increase at June 30, 2000 compared to the prior fiscal year end is primarily the result of management's decision to retain more fixed-rate loans originated and purchased for the Company's portfolio, as such loans carried higher yields than comparable mortgage-backed and related securities in fiscal 1999. Total mortgage loans originated and purchased amounted to $205.9 million and $207.8 million for the fiscal years ended June 30, 2000 and 1999, respectively, while sales of fixed-rate mortgage loans totaled $33.9 million and $48.3 million for the fiscal years ended June 30, 2000 and 1999, respectively. The decrease in fixed-rate mortgage loan sales is primarily attributable to the increased interest rate environment during fiscal 2000 that decreased the level of loans refinanced. During fiscal 2000, the Company originated and purchased loans totaling $140.4 million and $118.9 million, respectively. Of the $118.9 million in purchased loans, the Company purchased $62.3 million outside of its primary lending area, whereby management of the Company has applied underwriting guidelines which are at least as strict as those applicable to the origination of similar loans within its primary lending area.

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

                                                                      AMOUNT MATURING OR REPRICING
                                 ---------------------------------------------------------------------------------------------------
                                                                     MORE THAN       MORE THAN
                                       WITHIN          FOUR TO      ONE YEAR TO    THREE YEARS TO
                                    THREE MONTHS    TWELVE MONTHS   THREE YEARS      FIVE YEARS     OVER FIVE YEARS        TOTAL
                                 ---------------- ---------------  --------------- ---------------  ---------------  ---------------
                                          AVERAGE         AVERAGE          AVERAGE         AVERAGE          AVERAGE          AVERAGE
                                  AMOUNT   RATE    AMOUNT  RATE     AMOUNT   RATE   AMOUNT  RATE    AMOUNT   RATE    AMOUNT   RATE
                                 -------- ------- ------- -------  ------- -------  ------ -------  ------  -------  ------- -------

                                                                     (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS(1):
Mortgage loans(2):
  Fixed rate.................... $ 18,865  7.93%  $30,000   7.98%  $69,630   7.79%  $70,316  7.95  $ 64,615   7.78%  $253,426  7.87%
  Adjustable rate...............   33,080  9.75    36,415   7.96    33,866   8.05     5,550  8.82       883   9.33    109,794  8.58
Consumer loans (2)..............      118 10.94     2,332  13.63       464  10.70       165 11.17        --             3,079 12.95
Commercial loans (2)............    9,867 10.71     5,528   9.55     6,570   9.34     1,902  8.66        --            23,867  9.90
Mortgage-backed and related
  securities:
  Fixed rate and securities
    available-for-sale              1,502  6.80     4,102   6.79     8,520   6.79     5,994  6.78     9,680   6.75     29,798  6.77
  Adjustable rate...............   12,734  6.98     8,430   7.05        --               --              --            21,164  7.01
Investment securities and
  securities available-for-sale    21,767  6.76       727   5.39        --            9,634  6.03    27,723   7.26     59,851  6.86
                                 --------  ----  --------   ----  --------   ----  --------  ----  --------   ----   --------  ----
  Total interest-earning assets. $ 97,933  8.43  $ 87,534   8.05  $119,050   7.89  $ 93,561  7.75  $102,901   7.56   $500,979  7.93
                                 ========  ====  ========   ====  ========   ====  ========  ====  ========   ====   ========  ====
INTEREST-BEARING LIABILITIES:
Deposits(3):
  NOW accounts.................. $    236  1.75  $    708   1.75  $  1,123   1.75  $    551  1.75  $    529   1.75   $  3,147  1.75
  Money market deposit accounts.    4,111  4.95    12,334   4.95     9,209   4.95     1,474  4.95       281   4.95     27,409  4.95
  Passbook savings accounts.....    1,378  2.91     4,134   2.91     6,559   2.91     3,214  2.91     3,087   2.91     18,372  2.91
  Certificates of deposit.......  125,442  6.23   144,556   6.55    16,067   6.01     1,935  5.37        --           288,000  6.37
  Escrow deposits...............       --           3,724   2.50        --               --              --             3,724  2.50
Borrowings(4)
  FHLB advances and other
    borrowings..................   44,510  6.00    58,000   5.89    13,030   5.44     5,000  6.32    11,500   6.00    132,040  5.89
                                 --------  ----  --------   ----  --------   ----  --------  ----  --------   ----   --------  ----
  Total interest-bearing
     liabilities................ $175,677  6.11% $223,456   6.14% $ 45,988   5.09% $ 12,174  4.90% $ 15,397   5.22%  $472,692  5.96%
                                 ========  ====  ========   ====  ========   ====  ========  ====  ========   ====   ========  ====
Excess (deficiency) of
  interest-earning assets over
  interest-bearing liabilities.. ($77,744)      ($135,922)        $ 73,062         $ 81,387        $ 87,504          $ 28,287
                                 ========       =========         ========         ========        ========          ========
Cumulative excess (deficiency)
  of interest-earning assets
  over interest-bearing
  liabilities..................  ($77,744)      ($213,666)       ($140,604)        ($59,217)        $28,287          $ 28,287
                                 ========       =========        =========         ========         =======          ========
Cumulative excess (deficiency)
  of interest-earning assets
  over interest-bearing
  liabilities as a percent of
  total assets.................     (15.0)%        (41.1)%          (27.1)%          (11.4)%           5.4%               5.4%
                                    =====          =====            =====            =====             ===                ===




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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




                          INDEPENDENT AUDITORS' REPORT






The Board of Directors
Ledger Capital Corp.:

We have audited the accompanying consolidated statements of financial condition of Ledger Capital Corp. (formerly known as Hallmark Capital Corp.) and subsidiary (the "Company") as of June 30, 2000 and 1999, and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended June 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ledger Capital Corp. and subsidiary as of June 30, 2000 and 1999 and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States of America.

As described in note 16, the accompanying consolidated financial statements as of June 30, 2000 and for the year then ended have been restated.

                                                                        KPMG LLP



Milwaukee, Wisconsin
July 28, 2000, except as to note 16,
  Which is as of April 27, 2001

                       LEDGER CAPITAL CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                                                                       AT JUNE 30,
                                                                                -------------------------
                                                                                   2000           1999
                                                                                ----------      ---------
ASSETS                                                                          (Restated)

Cash and non-interest bearing deposits ...................................      $   2,782       $   3,582
Interest-bearing deposits ................................................         13,777           5,017
                                                                                ---------       ---------
Cash and cash equivalents ................................................         16,559           8,599

Securities available-for-sale (at fair value):
  Investment securities ..................................................         38,315          44,902
  Mortgage-backed and related securities .................................         35,944          55,566
Securities held-to-maturity:
Mortgage-backed and related securities (fair value -
    $14,685 at June 30, 2000 $54,854 at June 30, 1999) ...................         15,017          54,618
Loans held for sale, at lower of cost or market ..........................          1,122           6,437
Loans receivable, net ....................................................        392,306         281,120
Investment in Federal Home Loan Bank stock, at cost ......................          7,760           6,527
Foreclosed properties, net ...............................................          1,114             621
Office properties and equipment ..........................................          5,461           5,771
Prepaid expenses and other assets ........................................          6,373           5,498
                                                                                ---------       ---------
          Total assets ...................................................      $ 519,971       $ 469,659
                                                                                =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Deposits ...............................................................      $ 345,318       $ 288,714
  Notes payable and other borrowings .....................................        132,040         129,519
  Advance payments by borrowers for taxes and insurance ..................          3,724           3,225
  Accrued interest on deposit accounts and borrowings ....................          3,421           2,006
  Accrued expenses and other liabilities .................................          1,872          11,699
                                                                                ---------       ---------
          Total liabilities ..............................................      $ 486,375       $ 435,163

Shareholders' Equity:
  Preferred stock, $1.00 par value; authorized 2,000,000 shares;
    none outstanding .....................................................             --              --
  Common stock, $1.00 par value; authorized 6,000,000 shares;
    issued 3,162,500 shares; outstanding 2,563,241 shares at June 30, 2000
    and 2,839,941 at June 30, 1999 .......................................          3,162           3,162
  Additional paid-in capital .............................................         10,075           9,937
  Unearned ESOP compensation .............................................           (311)           (405)
  Unearned restricted stock award ........................................            (74)            (78)
  Retained earnings, substantially restricted ............................         28,627          25,765
  Accumulated other comprehensive loss, net of tax .......................         (2,059)         (1,089)
  Treasury stock, at cost: 599,259 shares at June 30, 2000
     and 322,559 shares at June 30, 1999 .................................         (5,824)         (2,796)
                                                                                ---------       ---------
          Total shareholders' equity .....................................      $  33,596       $  34,496
                                                                                ---------       ---------
          Total liabilities and shareholders' equity .....................      $ 519,971       $ 469,659
                                                                                =========       =========



           See accompanying Notes to Consolidated Financial Statements

                       LEDGER CAPITAL CORP. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)


                                                                                    FOR THE YEARS ENDED
                                                                                         JUNE 30,
                                                                       ------------------------------------------
                                                                          2000           1999              1998
                                                                       -----------    -----------       ---------
                                                                        (Restated)
INTEREST INCOME:
     Loans receivable..................................................    $29,356        $23,547         $23,794
     Securities and interest-bearing deposits..........................      5,416          2,938           1,858
     Mortgage-backed and related securities............................      4,210          7,813           6,575
                                                                           -------        -------         -------
         Total interest income.........................................     38,982         34,298          32,227

INTEREST EXPENSE:
     Deposits..........................................................     16,984         15,163          14,956
     Advance payments by borrowers for taxes and insurance.............         71             75              84
     Notes payable and other borrowings................................      8,968          7,576           6,546
                                                                           -------        -------         -------
         Total interest expense........................................     26,023         22,814          21,586
                                                                           -------        -------         -------
Net interest income....................................................     12,959         11,484          10,641
Provision for losses on loans..........................................        871            480             800
                                                                           -------        -------         -------
Net interest income after provision for losses on loans................     12,088         11,004           9,841


NON-INTEREST INCOME:
     Service charges on loans..........................................        300            334             288
     Service charges on deposit accounts...............................        457            451             429
     Loan servicing fees, net..........................................         50             21              61
     Insurance commissions.............................................        125             90              49
     Gain (loss) on sale of securities and
       mortgage-backed and related securities, net.....................         48             68              (8)
     Gain on sale of loans ............................................          9            892             297
     Other income......................................................        242            226              92
                                                                           -------        -------         -------
         Total non-interest income.....................................      1,231          2,082           1,208

NON-INTEREST EXPENSE:
     Compensation and benefits.........................................      5,007          5,021           3,958
     Marketing.........................................................        366            352             380
     Occupancy and equipment...........................................      1,473          1,605           1,158
     Deposit insurance premiums........................................        122            173             174
     Other non-interest expense .......................................      1,569          1,300           1,177
                                                                           -------        -------         -------
         Total non-interest expense....................................      8,537          8,451           6,847
                                                                           -------        -------         -------
Income before income taxes.............................................      4,782          4,635           4,202
Income taxes..........................................................       1,537          1,505           1,403
                                                                           -------        -------         -------
     Net income........................................................    $ 3,245        $ 3,130         $ 2,799
                                                                           =======        =======         =======
     Earnings per share (basic)........................................     $ 1.27         $ 1.13          $ 1.01
                                                                            ======         ======          ======
     Earnings per share (diluted)......................................     $ 1.23         $ 1.10          $ 0.97
                                                                            ======         ======          ======
     Dividends per share...............................................     $ 0.15         $ 0.00          $ 0.00
                                                                            ======         ======          ======




           See accompanying Notes to Consolidated Financial Statement

                       LEDGER CAPITAL CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    (IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)


                                                                             ADDITIONAL      UNEARNED        UNEARNED
                                                                   COMMON      PAID-IN         ESOP         RESTRICTED
                                                                   STOCK       CAPITAL     COMPENSATION       STOCK
                                                                  --------   -----------   ------------     ----------
Balance at June 30, 1997 ...................................      $  3,162      $  9,022         ($632)         ($208)
Net income .................................................            --            --            --             --
Other comprehensive income
  Unrealized holding gain arising during period ............            --            --            --             --
  Re-classification adjustment for losses realized in income            --            --            --             --
  Income tax effect ........................................            --            --            --             --

Comprehensive Income .......................................            --            --            --             --
Amortization of unearned ESOP and
  restricted stock award compensation ......................            --           270           100             84
Exercise of stock options (47,708 shares issued
  in connection with 55,340 options exercised) .............            --           220            --             --
                                                                  --------      --------      --------       --------
Balance at June 30, 1998 ...................................      $  3,162      $  9,512         ($532)         ($124)

Net income .................................................            --            --            --             --
Other comprehensive income
  Unrealized holding loss arising during period ............            --            --            --             --
  Re-classification adjustment for gains realized in income             --            --            --             --
  Income tax effect ........................................            --            --            --             --

Comprehensive Income .......................................            --            --            --             --
Amortization of unearned ESOP and
  restricted stock award compensation ......................            --           248           127             46
Purchase of 146,900 shares for treasury stock ..............            --            --            --             --
Exercise of stock options (53,233 shares issued
  in connection with 61,294 options exercised) .............            --           177            --             --
                                                                  --------      --------      --------       --------
Balance at June 30, 1999 ...................................      $  3,162      $  9,937         ($405)          ($78)
Net income .................................................            --            --            --             --
Other comprehensive income
  Unrealized holding loss arising during period ............            --            --            --             --
  Re-classification adjustment for gains realized in income             --            --            --             --
  Income tax effect ........................................            --            --            --             --

Comprehensive Income .......................................            --            --            --             --
Cash dividends paid ($.15 per share) .......................            --            --            --             --
Amortization of unearned ESOP and
  restricted stock award compensation ......................            --           138            94              4
Purchase of 276,700 shares for treasury stock ..............            --            --            --             --
                                                                  --------      --------      --------       --------
Balance at June 30, 2000 ...................................      $  3,162      $ 10,075         ($311)          ($74)
                                                                  ========      ========      ========       ========

                                                                                                  ACCUMULATED
                                                                                                   OTHER            TOTAL
                                                                      RETAINED      TREASURY    COMPREHENSIVE    SHAREHOLDERS'
                                                                      EARNINGS       STOCK     LOSS, NET OF TAX     EQUITY
                                                                    ----------     ----------  ----------------  ------------
                                                                    (Restated)                                    (Restated)
Balance at June 30, 1997 ...................................         $ 20,145        ($1,592)         ($225)      $ 29,672
Net income .................................................            2,799             --             --          2,799
Other comprehensive income
  Unrealized holding gain arising during period ............               --             --            318            318
  Re-classification adjustment for losses realized in income               --             --              8              8
  Income tax effect ........................................               --             --           (128)          (128)
                                                                                                                  --------
Comprehensive Income .......................................               --             --             --          2,997
Amortization of unearned ESOP and
  restricted stock award compensation ......................               --             --             --            454
Exercise of stock options (47,708 shares issued
  in connection with 55,340 options exercised) .............              (97)           207             --            330
                                                                     --------       --------       --------       --------
Balance at June 30, 1998 ...................................         $ 22,847        ($1,385)          ($27)      $ 33,453

Net income .................................................            3,130             --             --          3,130
Other comprehensive income
  Unrealized holding loss arising during period ............               --             --         (1,720)        (1,720)
  Re-classification adjustment for gains realized in income                --             --            (68)           (68)
  Income tax effect ........................................               --             --            726            726
                                                                                                                  --------
Comprehensive Income .......................................               --             --             --          2,068
Amortization of unearned ESOP and
  restricted stock award compensation ......................               --             --             --            421
Purchase of 146,900 shares for treasury stock ..............               --         (1,784)            --         (1,784)
Exercise of stock options (53,233 shares issued
  in connection with 61,294 options exercised) .............             (212)           373             --            338
                                                                     --------       --------       --------       --------
Balance at June 30, 1999 ...................................         $ 25,765        ($2,796)       ($1,089)      $ 34,496
Net income .................................................            3,245             --             --          3,245
Other comprehensive income
  Unrealized holding loss arising during period ............               --             --         (1,534)        (1,534)
  Re-classification adjustment for gains realized in income                --             --            (48)           (48)
  Income tax effect ........................................               --             --            612            612
                                                                                                                  --------
Comprehensive Income .......................................               --             --             --          2,275
Cash dividends paid ($.15 per share) .......................             (383)            --             --           (383)
Amortization of unearned ESOP and
  restricted stock award compensation ......................               --             --             --            236
Purchase of 276,700 shares for treasury stock ..............               --         (3,028)            --         (3,028)
                                                                     --------       --------       --------       --------
Balance at June 30, 2000 ...................................         $ 28,627        ($5,824)       ($2,059)      $ 33,596
                                                                     ========       ========       ========       ========


           See accompanying Notes to Consolidated Financial Statements

                       LEDGER CAPITAL CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                FOR THE YEARS ENDED
                                                                                                        JUNE 30,
                                                                                    -----------------------------------------
                                                                                      2000           1999               1998
                                                                                    -----------     ---------      ----------
                                                                                    (Restated)
OPERATING ACTIVITIES
Net income ...................................................................      $   3,245       $   3,130       $   2,799
Adjustments to reconcile net income to cash
provided by (used in) operating activities:
  Provision for losses on loans ..............................................            871             480             800
  Provision for depreciation and amortization ................................            618             394             321
  Deferred income taxes ......................................................           (399)           (246)           (288)
  Net (gain) loss on sales of investments and
    mortgage-backed and related securities ...................................            (48)            (68)              8
  Proceeds from sale of trading securities ...................................         25,499              --              --
  Net gain on sale of loans ..................................................             (9)           (892)           (297)
  Amortization of unearned ESOP and restricted stock awards ..................            236             421             454
  Loans originated for sale ..................................................        (34,008)        (54,499)        (20,213)
  Sales of loans originated for sale .........................................         33,112          50,118          18,157
  (Increase) decrease in prepaid expenses and other assets ...................            136          (1,964)            143
  Increase (decrease) in other liabilities ...................................         (8,412)             74          10,125
  Other adjustments ..........................................................             --           1,637            (153)
                                                                                    ---------       ---------       ---------
Net cash provided by (used in) operating activities ..........................         20,841          (1,415)         11,856
                                                                                    ---------       ---------       ---------

INVESTING ACTIVITIES
Proceeds from the sale of securities available-for-sale ......................         45,209          10,641          20,881
Proceeds from the maturity of securities available-for-sale ..................          4,160           8,365           4,000
Purchases of securities available-for-sale ...................................        (34,737)       (125,264)        (69,928)
Purchases of investment securities held-to-maturity ..........................             --            (184)           (352)
Proceeds from maturities of investments held-to-maturity .....................             --             572             392
Purchases of mortgage-backed and related securities ..........................         (8,096)        (12,314)             --
Principal collected on mortgage-backed and related securities ................         32,031          93,379          28,845
Net change in loans receivable ...............................................       (107,310)           (440)         (8,103)
Proceeds from sales of foreclosed properties .................................            980              11             273
Purchase of Federal Home Loan Bank stock .....................................         (1,233)           (595)           (653)
Purchases of office properties and equipment, net ............................            (98)           (512)         (2,883)
                                                                                    ---------       ---------       ---------
Net cash used in investing activities ........................................        (69,094)        (26,341)        (27,528)
                                                                                    ---------       ---------       ---------

FINANCING ACTIVITIES
Net increase (decrease) in deposits ..........................................         56,604          17,095          (9,893)
Proceeds from long-term notes payable to Federal Home Loan Bank ..............         95,000          25,000          50,000
Net increase (decrease) in short-term notes payable and other borrowings .....          9,035          10,475              --
Repayment of long-term notes payable to Federal Home Loan Bank ...............       (101,514)        (23,015)        (25,014)
Net increase (decrease) in advance payments by borrowers for taxes and .......            499              62            (322)
insurance
Purchase of treasury stock ...................................................         (3,028)         (1,784)             --
Cash dividends ...............................................................           (383)             --              --
Stock option transactions ....................................................             --             338             330
                                                                                    ---------       ---------       ---------
Net cash provided by financing activities ....................................         56,213          28,171          15,101
                                                                                    ---------       ---------       ---------
Increase (decrease) in cash and cash equivalents .............................          7,960             415            (571)
Cash and cash equivalents at beginning of year ...............................          8,599           8,184           8,755
                                                                                    ---------       ---------       ---------
Cash and cash equivalents at end of year .....................................      $  16,559       $   8,599       $   8,184
                                                                                    =========       =========       =========



           See accompanying Notes to Consolidated Financial Statements

                       LEDGER CAPITAL CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                    FOR THE YEARS ENDED
                                                                                         JUNE 30,
                                                                             -------------------------------------
                                                                               2000           1999           1998
                                                                             -------        -------        -------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid (including amounts credited to deposit accounts)............   $24,629        $22,265        $21,714
Income taxes paid.........................................................   $ 1,505        $ 1,724        $ 1,737
Non-cash transactions:
Loans transferred to foreclosed properties................................   $ 1,473        $   682        $   267
Loans-held-for-sale transferred to loan portfolio.........................   $12,355        $    --        $    --
Securities and mortgage-backed securities reclassified to
trading and securities available-for-sale.................................   $37,879        $    --        $    --





           See accompanying Notes to Consolidated Financial Statements

                       LEDGER CAPITAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

Ledger Capital Corp. (the "Company") is the holding company for West Allis Savings Bank (the "Bank"), a Wisconsin state-chartered savings bank. The Company provides a wide range of financial services including real-estate mortgage, commercial and consumer loans and transaction and time deposit accounts and the sale of certain non-deposit financial products to individual and corporate customers through the Bank with locations in the counties of Milwaukee and Waukesha, Wisconsin. The Bank is subject to the regulations of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

BASIS OF FINANCIAL STATEMENT PRESENTATION

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and include the accounts of the Company and its wholly-owned subsidiary, West Allis Savings Bank, and its subsidiaries, for the entire period presented. Significant intercompany accounts and transactions have been eliminated. In preparing financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for losses on loans and the valuation of real estate acquired in connection with foreclosure or in satisfaction of loans. In connection with the determination of the allowance for loan losses and foreclosed assets, management obtains independent appraisals for significant properties.

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

                       LEDGER CAPITAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

                       LEDGER CAPITAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

                       LEDGER CAPITAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

                       LEDGER CAPITAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

The computation of net income per common share is as follows:

FOR THE YEAR ENDED JUNE 30, 2000                                                     BASIC               DILUTED
--------------------------------                                                   ---------           ----------
Weighted average common shares outstanding...............................          2,670,519            2,670,519
Ungranted restricted stock...............................................            (18,462)             (18,462)
Uncommitted ESOP shares..................................................            (90,658)             (90,658)
Common stock equivalents due to dilutive effect of stock options.........                 --               73,872
                                                                                  ----------           ----------
Total weighted average common shares and equivalents outstanding.........          2,561,399            2,635,271
                                                                                  ==========           ==========
Net income for period....................................................         $3,245,000           $3,245,000
Earnings per share.......................................................              $1.27                $1.23
                                                                                  ==========           ==========

FOR THE YEAR ENDED JUNE 30, 1999                                                     BASIC               DILUTED
--------------------------------                                                   ---------           ----------
Weighted average common shares outstanding...............................          2,898,004            2,898,004
Ungranted restricted stock...............................................            (18,462)             (18,462)
Uncommitted ESOP shares..................................................           (113,850)            (113,850)
Common stock equivalents due to dilutive effect of stock options.........                 --               85,942
                                                                                  ----------           ----------
Total weighted average common shares and equivalents outstanding.........          2,765,692            2,851,634
                                                                                  ==========           ==========
Net income for period....................................................         $3,130,000           $3,130,000
Earnings per share.......................................................              $1.13                $1.10
                                                                                  ==========           ==========


FOR THE YEAR ENDED JUNE 30, 1998                                                     BASIC               DILUTED
--------------------------------                                                   ---------           ----------
Weighted average common shares outstanding...............................          2,918,075            2,918,075
Ungranted restricted stock...............................................            (18,462)             (18,462)
Uncommitted ESOP shares..................................................           (139,150)            (139,150)
Common stock equivalents due to dilutive effect of stock options.........                 --              121,306
                                                                                  ----------           ----------
Total weighted average common shares and equivalents outstanding.........          2,760,463            2,881,769
                                                                                  ==========           ==========
Net income for period....................................................         $2,799,000           $2,799,000
Earnings per share.......................................................              $1.01                $0.97
                                                                                  ==========           ==========



RECLASSIFICATIONS

Certain amounts in the 1998 and 1999 financial statements have been reclassified to conform with the 2000 presentation.

                       LEDGER CAPITAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2. SECURITIES

The following is a summary of available-for-sale securities and held-to-maturity securities.


                                                                                GROSS        GROSS      ESTIMATED
                                                                 AMORTIZED   UNREALIZED   UNREALIZED      FAIR
                                                                   COST         GAINS       LOSSES        VALUE
                                                               ------------  -----------  ----------- ------------
At June 30, 2000:                                                                (IN THOUSANDS)
    Available-For-Sale:
       U.S. Government and federal agency obligations.........   $34,905       $  --       $2,147       $32,758
       Adjustable-rate mortgage mutual funds..................     1,000          --           42           958
       Trust preferred stock..................................     4,975          --          650         4,325
       Municipal Bonds/other..................................       275          --            1           274
                                                                 -------       -----       ------       -------
                                                                 $41,155       $  --       $2,840       $38,315
                                                                 =======       =====       ======       =======

At June 30, 1999:
     Available-For-Sale:
       U.S. Government and federal agency obligations.........   $39,914       $  --       $1,212       $38,702
       Adjustable-rate mortgage mutual funds .................     1,000          --           36           964
       Trust preferred stock..................................     4,991          25          219         4,797
       Municipal Bonds........................................       435           4           --           439
                                                                 -------       -----       ------       -------
                                                                 $46,340       $  29       $1,467       $44,902
                                                                 =======       =====       ======       =======


The amortized cost and estimated fair value of investment securities at June 30, 2000 by contractual maturity, are shown below.

                                                                            AVAILABLE-    AVAILABLE-
                                                                             FOR-SALE     FOR-SALE
                                                                             AMORTIZED    ESTIMATED
                                                                               COST       FAIR VALUE
                                                                           ------------   ----------
                                                                                 (IN THOUSANDS)

Due in one year or less.......................................               $    --      $    --
Due after one year through five years.........................                10,000        9,634
Due after five years through ten years........................                 2,275        2,152
Due after ten years...........................................                28,880       26,529
                                                                             -------      -------
                                                                             $41,155      $38,315
                                                                             =======      =======

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

                       LEDGER CAPITAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.  MORTGAGE-BACKED AND RELATED SECURITIES

The following is a summary of available-for-sale and held-to-maturity mortgage-backed and related securities.


                                                                              GROSS           GROSS        ESTIMATED
                                                          AMORTIZED        UNREALIZED      UNREALIZED         FAIR
                                                             COST             GAINS          LOSSES          VALUE
                                                          ---------        ----------      ----------      ---------
                                                                             (IN THOUSANDS)
At June 30, 2000:
    Available-For-Sale:
      Mortgage-backed securities
         Adjustable-rate.........................          $  4,655            $  40          $  31         $ 4,664
         Fixed-rate .............................             8,328                1            287           8,042

       Collateralized mortgage obligations
          Adjustable-rate........................            16,675               13            188          16,500
          Fixed-rate.............................             6,860                8            130           6,738
                                                            -------            -----          -----         -------
                                                            $36,518            $  62          $ 636         $35,944
                                                            =======            =====          =====         =======
    Held-To-Maturity:
      Mortgage-backed securities
        Fixed-rate...............................           $ 1,390            $   1          $  28         $ 1,363

      Collateralized mortgage obligations:
        Adjustable-rate..........................                --               --             --              --
        Fixed-rate...............................            13,627               --            305          13,322
                                                            -------            -----          -----         -------
                                                            $15,017            $   1          $ 333         $14,685
                                                            =======            =====          =====         =======

At June 30, 1999:
    Available-For-Sale:
     Mortgage-backed securities
        Adjustable-rate..........................           $ 2,788            $  10          $   4         $ 2,794
        Fixed-rate...............................            14,291               --            142          14,149
      Collateralized mortgage obligations
        Adjustable-rate..........................            25,868               10            153          25,725
        Fixed-rate...............................            13,013                1            116          12,898
                                                            -------            -----          -----         -------
                                                            $55,960            $  21          $ 415         $55,566
                                                            =======             ====          =====         =======
     Held-To-Maturity:
      Mortgage-backed securities
        Adjustable-rate..........................           $ 8,840            $  76          $  38         $ 8,878
        Fixed-rate...............................             2,419               24             24           2,419
      Collateralized mortgage obligations:
        Adjustable-rate..........................            34,338              366            150          34,554
        Fixed-rate...............................             9,021               22             40           9,003
                                                            -------            -----          -----         -------
                                                            $54,618            $ 488          $ 252         $54,854
                                                            =======            =====          =====         =======

                       LEDGER CAPITAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.  MORTGAGE-BACKED AND RELATED SECURITIES (CONTINUED)


The following table is a summary of aggregate mortgage-backed and related securities by issuer.


                                                                                     GROSS        GROSS        ESTIMATED
                                                                     AMORTIZED    UNREALIZED   UNREALIZED         FAIR
                                                                       COST         GAINS         LOSSES         VALUE
                                                                     ---------    ----------   ----------      ---------
                                                                                     (IN THOUSANDS)
At June 30, 2000:
  Federal Home Loan Mortgage Corporation (FHLMC).............         $  8,976       $   5         $322        $  8,659
  Federal National Mortgage Association (FNMA)...............            6,770          31          104           6,697
  Government National Mortgage Association (GNMA)............               78           2           --              80
  Private issuers............................................           35,711          25          543          35,193
                                                                      --------       -----         ----        --------
                                                                      $ 51,535       $  63         $969         $50,629
                                                                      ========       =====         ====        ========
At June 30, 1999:
  FHLMC......................................................         $ 21,858       $ 249         $172        $ 21,935
  FNMA.......................................................           24,304         199          126          24,377
  GNMA.......................................................            5,481          23            -           5,504
  Private issuers............................................           58,935          38          369          58,604
                                                                      --------       -----         ----        --------
                                                                      $110,578       $ 509         $667        $110,420
                                                                      ========       =====         ====        ========



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

                       LEDGER CAPITAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.  LOANS RECEIVABLE

Loans receivable are summarized as follows:

                                                       AT  JUNE 30,
                                               -------------------------
                                                  2000            1999
                                               ---------       ---------
                                                     (IN THOUSANDS)
Real estate mortgage loans:
    Residential one-to-four family ......      $ 186,276       $ 147,960
    Residential multi-family ............         41,751          36,320
    Commercial real estate ..............         86,521          42,366
    Home equity .........................         21,758          20,457
    Residential construction ............         21,284          12,673
    Other construction and land .........         27,179          17,056
                                               ---------       ---------
         Total real estate mortgage loans        384,769         276,832

Consumer and other loans:
    Automobile ..........................            262             444
    Credit card .........................          2,112           2,372
    Other ...............................            853           1,030
                                               ---------       ---------
         Total consumer and other loans .          3,227           3,846
Commercial loans ........................         24,589          18,254
                                               ---------       ---------
         Gross loans ....................        412,585         298,932

Accrued interest receivable .............          2,573           1,664

Less:
    Undisbursed portion of loan proceeds         (18,589)        (16,279)
    Deferred loan fees ..................           (630)           (490)
    Deferred interest on sale of REO ....            (61)             --
    Deferred gain on sale of REO ........            (58)             --
    Unearned interest ...................           (313)            (59)
    Allowance for loan losses ...........         (3,201)         (2,648)
                                               ---------       ---------
                                               $ 392,306       $ 281,120
                                               =========       =========



Activity in the allowance for loan losses is summarized as follows:

                                                                                   FOR THE YEARS ENDED
                                                                                          JUNE 30,
                                                                             ---------------------------------
                                                                              2000          1999        1998
                                                                             ------       -------      -------
                                                                                         (IN THOUSANDS)

Balance at beginning of year...............................................  $2,648       $2,329        $1,762
Provisions charged to expense..............................................     871          480           800
Charge-offs................................................................    (340)        (176)         (264)
Recoveries.................................................................      22           15            31
                                                                             ------       ------        ------
Balance at end of year.....................................................  $3,201       $2,648        $2,329
                                                                             ======       ======        ======

Non-accrual loans for which interest is recognized only when received, totaled approximately $1,852,000 and $2,206,000 at June 30, 2000 and 1999, respectively.

                       LEDGER CAPITAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.  LOANS RECEIVABLE (CONTINUED)

Non-performing loans include troubled debt restructuring and loans on which accrual of interest, amortization of deferred net fees or costs and accretion of discount has ceased. Non-performing loans totaled $1,870,000, $2,425,000 and $1,400,000 at June 30, 2000, 1999 and 1998, respectively. The effect of non-performing loans on interest income is as follows:

                                       FOR THE YEARS ENDED JUNE 30,
                                      -----------------------------
                                        2000       1999      1998
                                      -------    -------   --------
                                               (IN THOUSANDS)

Interest at original contract rate      $351      $368      $178
Interest collected ...............       124       108        93
                                        ----      ----      ----
Net reduction of interest income .      $227      $260      $ 85
                                        ====      ====      ====

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

The fair value of capitalized mortgage servicing rights exceeded the carrying value at June 30, 2000 and 1999. Changes in capitalized mortgage servicing rights is summarized as follows:

                                              AT  JUNE 30,
                                           ------------------
                                            2000        1999
                                           ------      ------
                                             (IN THOUSANDS)

Balance beginning of year .............    $ 106       $  94
Originated servicing rights capitalized        1          71
Amortization of servicing rights ......      (22)        (59)
                                           -----       -----
Balance end of year ...................    $  85       $ 106
                                           =====       =====

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

                       LEDGER CAPITAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.  ACCRUED INTEREST RECEIVABLE

Accrued interest receivable on securities and interest bearing deposits is summarized as follows:

                                               AT  JUNE 30,
                                            ------------------
                                             2000        1999
                                            ------      ------
                                              (IN THOUSANDS)

Interest-bearing deposits ............      $    4      $    4
Investment securities ................         684         673
Mortgage-backed and related securities         322         645
                                            ------      ------
                                            $1,010      $1,322
                                            ======      ======


6.  OFFICE PROPERTIES AND EQUIPMENT

Office properties and equipment are summarized as follows:

                                           AT JUNE 30,
                                       ------------------
                                        2000        1999
                                       ------      ------
                                         (IN THOUSANDS)

Land ............................      $1,572      $1,572
Office buildings and improvements       4,463       4,418
Furniture and equipment .........       2,408       2,381
                                       ------      ------
                                        8,443       8,371
Less:
Accumulated depreciation ........       2,982       2,600
                                       ------      ------
                                       $5,461      $5,771
                                       ======      ======


                       LEDGER CAPITAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.  DEPOSITS

Deposits are summarized as follows:

                                                          AT JUNE 30,
                              --------------------------------------------------------------------------
                                             1999                                   2000
                              ------------------------------------  ------------------------------------
                                                        WEIGHTED                               WEIGHTED
                                           PERCENT       AVERAGE                   PERCENT      AVERAGE
                                           OF TOTAL      NOMINAL                   OF TOTAL     NOMINAL
                               AMOUNT      DEPOSITS       RATE         AMOUNT      DEPOSITS      RATE
                              --------     --------     ---------     ---------    --------   ----------
                                                      (DOLLARS IN THOUSANDS)

DEMAND DEPOSITS:
   Non-interest bearing      $  8,400        2.43%          --%       $  9,006         3.12%        --%
   NOW .................        3,147        0.91         0.76           2,789         0.97       1.75
   Money market ........       27,398        7.94         4.95          35,495        12.29       4.37
   Passbook ............       18,373        5.32         2.92          20,962         7.26       2.92
                             --------      ------         ----        --------       ------       ----
      Total ............       57,318       16.60         3.34         68,252         23.64       3.24

CERTIFICATES OF DEPOSIT:
   One to 12 months ....     $ 42,420       12.28         5.53       $ 51,931         17.98        5.06
   12 to 24 months .....       10,159        2.94         5.88          7,759          2.69        5.08
   24 to 36 months .....        2,999        0.87         5.93          1,522          0.53        5.55
   36 to 60 months .....        1,935        0.56         5.38          2,868          0.99        5.62
   Wholesale ...........      230,487       66.75         6.46        156,382         54.17        5.32
                             --------      ------         ----       --------          ----        ----
      Total ............      288,000       83.40         6.29        220,462         76.36        5.26
                             --------      ------         ----       --------          ----        ----

Total deposits .........     $345,318      100.00%        5.80%      $288,714        100.00%       4.78%
                             ========      ======         ====       ========        ======        ====

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

Aggregate annual maturities of certificate accounts at June 30, 2000 are as follows:

             MATURES DURING
               YEAR ENDED
                 JUNE 30             AMOUNT
             --------------          ------
                                 (IN THOUSANDS)

                  2001              $269,998
                  2002                12,770
                  2003                 3,297
                  2004                   939
                Thereafter               996
                                    --------
                                    $288,000
                                    ========


Interest expense on deposits consists of the following:

                              FOR THE YEARS ENDED JUNE 30,
                           ---------------------------------
                             2000         1999        1998
                           -------      -------      -------
                                    (IN THOUSANDS)

NOW accounts ..............$    48      $    48           45
Money market accounts .....  1,409        1,736        1,319
Passbook accounts .........    580          613          625
Certificate accounts ...... 14,947       12,766       12,967
                           -------      -------      -------
                           $16,984      $15,163      $14,956
                           =======      =======      =======

                       LEDGER CAPITAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.  NOTES PAYABLE AND OTHER BORROWINGS

Notes payable and other borrowings are summarized as follows:

                                             AT JUNE 30, 2000                     AT JUNE 30, 1999
                                       ----------------------------         ----------------------------
                                                          WEIGHTED                             WEIGHTED
                                                           AVERAGE                              AVERAGE
                             MATURITY       AMOUNT          RATE                AMOUNT           RATE
                             --------  -----------      -----------         -----------       ----------
                                                           (DOLLARS IN THOUSANDS)

Advances from
  Federal Home Loan Bank       1999      $      --           --               $  7,000          6.55%
                               2000          5,000         6.60                 27,002          5.98
                               2001          3,000         5.91                  3,000          5.91
                               2002          5,000         6.43                 28,500          5.61
                               2003          3,030         5.59                  8,042          5.13
                               2004         50,000         5.63                  5,000          6.32
                               2005         35,000         6.03                  5,000          5.33
                               2007          6,500         6.52                  6,500          6.52
                               2008          5,000         4.35                 30,000          4.79
                                          --------                            --------
                                          $112,530         5.83%              $120,044          5.59%
                                                           ====                                 ====
Open line of credit
   With Wells Fargo Bank       2001       $  1,000         7.88%              $     --            --
                                                           ====

Securities sold under
  Agreements to repurchase     2000       $ 18,510         6.24%              $  9,475          5.25%
                                          --------         ====               --------          ====
                                          $132,040                            $129,519
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

                       LEDGER CAPITAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

                                                                                          TO BE WELL CAPITALIZED
                                                                      FOR CAPITAL         UNDER PROMPT CORRECTIVE
                                                  ACTUAL           ADEQUACY PURPOSES         ACTION PROVISIONS
                                            ------------------    ---------------------  -------------------------
                                             AMOUNT     RATIO      AMOUNT      RATIO        AMOUNT        RATIO
                                            --------  --------    ---------   ---------  -----------    ----------
                                                                (DOLLARS IN THOUSANDS)
As of June 30, 2000:
   Tier I Capital Leverage
     (to Average Assets):
     Consolidated........................   $34,954    6.73%       $15,583      3.00%           N/A          N/A
     West Allis Savings Bank.............    34,689    6.69         15,561      3.00         25,935         5.00
   Tier I Capital (to Risk-Weighted Assets):
     Consolidated........................    34,954    9.62         14,530      4.00            N/A          N/A
     West Allis Savings Bank.............    34,689    9.51         14,586      4.00         21,878         6.00
   Total Capital (to Risk-Weighted Assets):
     Consolidated........................    38,155   10.50         29,059      8.00            N/A          N/A
     West Allis Savings Bank.............    37,890   10.39         29,171      8.00         36,464        10.00

                       LEDGER CAPITAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.  SHAREHOLDERS' EQUITY (CONTINUED)

The Bank's actual capital amounts and ratios are presented in the tables below.

                                                                                            TO BE WELL CAPITALIZED
                                                                        FOR CAPITAL         UNDER PROMPT CORRECTIVE
                                                    ACTUAL           ADEQUACY PURPOSES         ACTION PROVISIONS
                                              ------------------    ---------------------  ------------------------
                                               AMOUNT     RATIO      AMOUNT      RATIO        AMOUNT        RATIO
                                              --------  --------    ---------   ---------  -----------    ---------
                                                                (DOLLARS IN THOUSANDS)

As of June 30, 1999:
 Tier I Capital Leverage (to Average Assets):
   Consolidated.............................. $35,243    7.52%       $14,064      3.00%           N/A          N/A
   West Allis Savings Bank...................  32,056    6.86         14,018      3.00         23,364         5.00
 Tier I Capital (to Risk-Weighted Assets):
   Consolidated..............................  35,243   12.34         11,426      4.00            N/A          N/A
   West Allis Savings Bank...................  32,056   11.60         11,056      4.00         16,584         6.00
 Total Capital (to Risk-Weighted Assets):
   Consolidated..............................  37,891   13.26         22,852      8.00            N/A          N/A
   West Allis Savings Bank...................  34,704   12.56         22,111      8.00         27,639        10.00

As a state-charted savings bank, the Bank is also subject to a minimum regulatory capital requirement of the State of Wisconsin. At June 30, 2000, on a fully-phased-in basis of 6.0%, the Bank had actual capital of $36,491,000 with a required amount of $31,422,000, for excess capital of $5,069,000.

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

                       LEDGER CAPITAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

For the purposes of providing the pro-forma disclosures required under SFAS No. 123 "Accounting for Stock Based Compensation," the fair value of stock options granted was estimated using a binomial pricing model for stock options granted in fiscal year 1999 and the Black-Scholes option pricing model for stock options granted in prior fiscal years. The per share weighted-average fair value of stock options granted during fiscal 1999 was $3.06, on the date of grant with the following variable assumptions -- the Company did not pay a dividend in fiscal year 1999, return on equity of 8.79%, an expected life of ten years and expected volatility of 32.4%. The per share weighted-average fair value of stock options was not calculated for fiscal 2000 since there were no options granted during the period.

The Company applies APB Opinion No. 25 in accounting for stock options and, accordingly, compensation cost based on the fair value at grant date has not been recognized for stock option grants in the consolidated financial statements for the fiscal years ended June 30, 2000, 1999 and 1998.

Had compensation cost of the Company's stock-based plans been determined in accordance with SFAS No. 123, net income would have been $3,226,000, $3,118,000 and $2,794,000 for fiscal 2000, 1999 and 1998, respectively. Diluted earnings per share would have been $1.22, $1.09 and $.97, respectively for fiscal 2000, 1999 and 1998.

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

                       LEDGER CAPITAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  EMPLOYEE BENEFIT PLANS (CONTINUED)


The following is a summary of stock option activity:

                                                                                 SHARES                OPTION
                                                                                  UNDER               PRICE PER
                                                                                 OPTION                 SHARE
                                                                                --------         ----------------
Outstanding at June 30, 1996.............................................        330,614         $  4.00 - $ 7.63
    Granted..............................................................         16,000                   $ 7.38
                                                                                --------         ----------------

Outstanding at June 30, 1997.............................................        346,614         $  4.00 - $ 7.63
    Granted..............................................................         30,000                   $14.63
    Exercised............................................................        (55,340)                  $ 4.00
                                                                               ----------        ----------------

Outstanding at June 30, 1998.............................................        321,274         $  4.00 - $14.63
    Granted..............................................................         21,500         $ 10.00 - $11.38
    Exercised                                                                    (61,294)        $  4.00 - $ 7.38
    Forfeited............................................................         (2,000)        $  4.00 - $ 7.38
                                                                                ---------        ----------------

Outstanding at June 30, 1999.............................................         279,480        $  4.00 - $14.63
                                                                                  -------        ----------------
Outstanding at June 30, 2000.............................................         279,480        $  4.00 - $14.63


The range of options outstanding at June 30, 2000 were:


                                                                                                 WEIGHTED-
                                                                                                  AVERAGE
                                                                   WEIGHTED-AVERAGE              REMAINING
                                 NUMBER OF SHARES                    EXERCISE PRICE             CONTRACTUAL
PRICE                      ----------------------------       -----------------------------        LIFE
RANGE                      OUTSTANDING      EXERCISABLE       OUTSTANDING       EXERCISABLE      (IN YEARS)
-----                      -----------      -----------       -----------       -----------      ----------
$4 - 7.63                     227,980          219,580             $4.61           $4.50              3.9
10 - 11.38                     21,500            4,300             11.12           11.12              8.7
14.63                          30,000           12,000             14.63           14.63              8.0
                              -------          -------             -----           -----              ---
                              279,480          235,880             $6.18           $5.14              4.7
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

                       LEDGER CAPITAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

Off-Balance sheet financial instruments whose contract amounts represent a potential credit risk are as follows:

                                                                                  FOR THE YEARS ENDED
                                                                                         JUNE 30,
                                                                               ------------------------
                                                                                 2000            1999
                                                                               --------        --------

                                                                                     (IN THOUSANDS)
         Commitments to extend credit:
           Fixed-rate mortgage loans (8.125% - 9.25% at June 30, 2000).......  $   381           $1,157
           Adjustable rate mortgage loans....................................      623              723
         Unused lines of credit:
           Credit cards......................................................    6,179            8,203
           Home equity.......................................................   12,782           11,578
           Commercial........................................................    8,985           12,914
           Stand-by letters of credit........................................    3,239            3,259



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

                       LEDGER CAPITAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  PARENT COMPANY ONLY FINANCIAL INFORMATION

                                                AT JUNE 30,
                                           --------------------
                                             2000         1999
                                           -------      -------
                                              (IN THOUSANDS)
STATEMENT OF CONDITION
Assets:
  Cash and cash equivalents .........      $   283      $ 1,256
  Securities available-for-sale .....          649        1,294
  Investment in bank subsidiary .....       33,770       31,761
  Other assets ......................           50          245
                                           -------      -------
                                           $34,752      $34,556
                                           =======      =======
Liabilities and Shareholders' Equity:
  Borrowings ........................      $ 1,000           --
  Other liabilities .................          156      $    60
  Total shareholders' equity ........       33,596       34,496
                                           -------      -------
                                           $34,752      $34,556
                                           =======      =======


                                                                     FOR THE YEARS ENDED JUNE 30,
                                                                -------------------------------------
                                                                  2000           1999         1998
                                                                ---------     ---------     ---------
                                                                           (IN THOUSANDS)

STATEMENT OF INCOME
Interest and dividend income ..............................      $   147       $   243       $   177
Dividend income from subsidiary ...........................        1,500         1,300            --
Gain (loss) on sale of investment securities ..............           (3)           28            --
Equity in undistributed net income of subsidiary ..........        1,775         1,740         2,764
                                                                 -------       -------       -------
     Total income .........................................        3,419         3,311         2,941
Other expense .............................................          189           136           130
                                                                 -------       -------       -------
Income before provision for income taxes ..................        3,230         3,175         2,811
Provision for income taxes (benefits) .....................          (15)           45            12
                                                                 -------       -------       -------
     Net income ...........................................      $ 3,245       $ 3,130       $ 2,799
                                                                 =======       =======       =======
STATEMENT OF CASH FLOWS
Operating activities:
  Net income ..............................................      $ 3,245       $ 3,130       $ 2,799
  Adjustments to reconcile net income
    to net cash provided by (used in) operating activities:
     Equity in undistributed net income of subsidiary .....       (1,775)       (1,740)       (2,764)
       Loss on sale of investment securities ..............           (3)           --            --
     Decrease (increase) in other assets ..................          195          (185)          (33)
     Increase (decrease) in other liabilities .............           96            (2)           --
     Other ................................................           24           187          (119)
                                                                 -------       -------       -------
  Net Cash Provided By (Used In) Operating Activities .....        1,782         1,390          (117)
Investment activities:
  Sales and maturities of investment securities ...........          657           528            --
  Purchase of investment securities .......................           --            --        (1,498)
  Investment in Bank subsidiary ...........................       (1,000)           --            --
                                                                 -------       -------       -------
  Net Cash Provided By (Used In) Investing Activities .....         (343)          528        (1,498)
Financing activities:
  Increase in borrowings ..................................        1,000            --            --
  Purchase of common stock of subsidiary ..................       (3,029)       (1,785)           --
  Dividends paid ..........................................         (383)           --            --
  Proceeds from exercise of stock options .................           --           273           330
                                                                 -------       -------       -------
  Net Cash Provided by (Used In)  Financing Activities ....       (2,412)       (1,512)          330
                                                                 -------       -------       -------
Net increase (decrease) in cash ...........................         (973)          406        (1,285)
Cash and cash equivalents at beginning of year ............        1,256           850         2,135
                                                                 -------       -------       -------
Cash and cash equivalents at end of year ..................      $   283       $ 1,256       $   850
                                                                 =======       =======       =======

                       LEDGER CAPITAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

                       LEDGER CAPITAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


14.  FAIR VALUES OF FINANCIAL INSTRUMENTS (CONTINUED)

ACCRUED INTEREST RECEIVABLE AND ACCRUED INTEREST PAYABLE
The carrying amounts reported in the statement of financial condition for accrued interest receivable and accrued interest payable approximate fair value.

OFF- BALANCE SHEET ITEMS
The fair value of commitments to extend credit is not material and is therefore not shown.

The carrying amounts and fair values of the Company's financial instruments consisted of the following:

                                                                  AT JUNE 30,
                                              ---------------------------------------------------
                                                      2000                            1999
                                              -----------------------     -----------------------
                                                            ESTIMATED                   ESTIMATED
                                              CARRYING        FAIR        CARRYING        FAIR
                                               AMOUNT         VALUE        AMOUNT         VALUE
                                              --------      ---------     --------      ---------
                                                                  (In thousands)

Cash and cash equivalents ..............      $ 16,559      $ 16,599      $  8,599      $  8,599
Investment securities available-for-sale        38,315        38,315        44,902        44,902
Mortgage-backed and related
  securities available-for-sale ........        35,944        35,944        55,566        55,566
Mortgage-backed and related
  securities held-to-maturity ..........        15,017        14,685        54,618        54,854
Derivative investment securities .......           166           166            --            --
Federal Home Loan Bank stock ...........         7,760         7,760         6,527         6,527
Loans receivable:
  Real estate (including home equity) ..       362,848       360,192       258,124       256,293
  Credit card and other consumer .......         3,079         3,079         3,683         3,683
  Commercial ...........................        24,238        24,238        17,709        17,709
                                              --------      --------      --------      --------
                                              $390,165      $387,509      $279,516      $277,685
                                              ========      ========      ========      ========

Accrued interest receivable ............      $  3,584      $  3,584      $  2,986      $  2,986

Deposits:
  NOW ..................................        11,547        11,547        11,215        11,215
  Money market .........................        27,398        27,398        36,075        36,075
  Passbooks ............................        18,373        18,373        20,962        20,962
  Certificates .........................       288,000       288,115       220,462       220,726
                                              --------      --------      --------      --------
                                              $345,318      $345,433      $288,714      $288,978
                                              ========      ========      ========      ========
Borrowings:
  Notes payable and other borrowings ...      $132,040      $130,629      $129,519      $128,887

Accrued interest payable ...............      $  3,421      $  3,421      $  2,006      $  2,006

                       LEDGER CAPITAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


15.  INCOME TAXES

Income tax expense (benefit) in the consolidated statements of income consists of the following:


                                                          CURRENT          DEFERRED         TOTAL
                                                          -------          --------        -------
                                                                        (In thousands)
Year ended June 30, 2000:
    Federal..........................................     $ 1,867           ($304)         $ 1,563
    State............................................          69             (95)             (26)
                                                          -------           -----          -------
                                                          $ 1,936           ($399)         $ 1,537
                                                          =======           =====          =======
Year ended June 30, 1999:
    Federal..........................................     $ 1,705           ($213)         $ 1,492
    State............................................          46             (33)              13
                                                          -------           -----          -------
                                                          $ 1,751           ($246)         $ 1,505
                                                          =======           =====          =======
Year ended June 30, 1998:
    Federal..........................................     $ 1,551          ($ 250)         $ 1,301
    State............................................         140             (38)             102
                                                          -------           -----          -------
                                                          $ 1,691          ($ 288)         $ 1,403
                                                          =======          ======          =======

Income tax expense attributable to income from operations was $1,537,000, $1,505,000 and $1,403,000 for the years ended June 30, 2000, 1999 and 1998, respectively, and differed from the amounts computed by applying the Federal income tax rate of 34 percent to pre-tax income from continuing operations as a result of the following:

                                                                      YEARS ENDED JUNE 30,
                                                          ------------------------------------------
                                                            2000             1999             1998
                                                          -------           ------           -------
                                                                        (In thousands)

Computed "expected" tax expense......................     $1,626            $1,576           $1,429
  State income taxes, net of
    federal income tax benefit.......................        (17)                9               67
  Utilization of Low Income Housing Credits..........        (34)              (20)             (29)
  Net (increase)/decrease in the cash
    surrender value of life insurance
    net of premiums paid ............................        (14)               15              (15)

                                                             (24)              (75)             (49)
                                                          ------            ------           ------
Other................................................     $1,537            $1,505           $1,403
                                                         =======            ======           ======

                       LEDGER CAPITAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


15.  INCOME TAXES (CONTINUED)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                 AT JUNE 30,
                                             ------------------
                                              2000        1999
                                             ------      ------
                                                (IN THOUSANDS)
Deferred Tax Assets:
  Deferred compensation ...............      $  370      $  299
  Allowances for loan losses ..........       1,274       1,013
  Deferred loan fees ..................          --          39
  Unrealized depreciation on securities
    available for sale ................       1,333         718
    Other, net ........................         294          61
                                             ------      ------
Gross deferred tax assets .............       3,271       2,130

Deferred Tax Liabilities:
  Depreciation ........................         163         157
  Mortgage servicing rights ...........          34          42
  FHLB stock ..........................         174          --
  Other ...............................          82         127
                                             ------      ------
  Gross deferred tax liabilities ......         453         326
                                             ------      ------
  Net deferred tax assets .............      $2,818      $1,804
                                             ======      ======


The net deferred tax asset increased by $1,014,000 in 2000 and $949,000 in 1999. The difference between the increase and the deferred portion of tax expense is primarily attributable to the tax effect on the unrealized depreciation on securities available-for-sale which does not have an income statement impact in 2000 and 1999.

(16) RESTATEMENT OF FINANCIAL STATEMENTS

In April, 2001 the Company discovered a mathematical error in the way in which interest income was being accrued on certain purchased commercial real estate mortgage and multi-family residential mortgage loans. The error resulted from an inadvertent erroneous set-up of the loans in the Company's outsourced data processing system. The error resulted in the under accrual of interest income on these loans of $542,588 for the year ended June 30, 2000. Interest income has been restated to correct that error. As a result of increased earnings in 2000 from the correction of this error, additional compensation of $146,000 for the year ended June 30, 2000, is required to be accrued under the Company's Annual Incentive Plan. The Company's 2000 consolidated financial statements have, therefore, been restated to accrue the additional interest income and the additional compensation expense as well as income tax expense of $155,859 related to the $396,588 net effect of the corrections on income before taxes for the year ended June 30, 2000. The effect of the restatement increased net income by $240,729 and basic and diluted earnings per share by $.10 and $.09, respectively, for the year ended June 30, 2000.

                       LEDGER CAPITAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


17.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                              FOR THE THREE MONTHS ENDED,
                                      -------------------------------------------------------------------------------------
                                      JUNE 30,   MAR. 31,   DEC. 31,  SEPT. 30,   JUNE 30,   MAR. 31,   DEC. 31,  SEPT. 30,
                                       2000       2000       1999       1999       1999       1999       1998        1998
                                      --------   --------   --------  ---------  ---------  ---------  ---------  ---------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)

Interest and dividend income........  $10,180    $10,173    $9,755     $8,874      $8,252     $8,801    $8,885      $8,360
Interest expense....................    6,955      6,889     6,417      5,762       5,418      5,849     5,984       5,563
                                      -------    -------    ------     ------      ------     ------    ------      ------
Net interest income.................    3,225      3,284     3,338      3,112       2,834      2,952     2,901       2,797
Provision for loan losses...........      244        337       170        120         --         140       210         130
                                      -------    -------    ------     ------      ------     ------    ------      ------
Net interest income after
  provision for loan losses.........    2,981      2,947     3,168      2,992       2,834      2,812     2,691       2,667
Gain (loss) on sales of
investments    and mortgage-backed
and related                               --         (14)        8         54          33         --        35          --
  securities........................       45       (188)       57         96          60        180       438         214
Gain (loss) on sale of loans, net...      303        291       322        257         230        393       233         266
                                      -------    -------    ------     ------      ------     ------    ------      ------
Other non-interest income...........      348         89       387        407         323        573       706         480
Total non-interest income...........    2,059      2,082     2,200      2,196       1,859      2,327     2,191       2,074
                                      -------    -------    ------     ------      ------     ------    ------      ------
Total non-interest expense..........    1,270        954     1,355      1,203       1,298      1,058     1,206       1,073
Income before income taxes..........      435        276       431        395         393        340       417         355
                                      -------    -------    ------     ------      ------     ------    ------      ------
Income tax expense .................     $835       $678      $924      $ 808        $905       $718      $789        $718
                                      =======    =======    ======      =====      ======     ======    ======      ======
Net income .........................
                                        $0.34      $0.27     $0.36      $0.30       $0.33      $0.26     $0.28       $0.26
Earnings per share (basic)..........    $0.33      $0.26     $0.35      $0.29       $0.32      $0.25     $0.28       $0.25
Earnings per share (diluted)........    $0.05      $0.05     $0.05         --          --         --        --          --
Cash dividends per share...............

Market Information                      11.25      10.50     11.25      12.31       12.13      11.75     13.50       16.25
  Trading range - high..............     8.13       8.50      8.94      10.00       10.00       9.75      9.25       10.63
                  low...............     9.13       9.38      9.00      10.97       11.63      10.63     11.00       11.50
                  close.............


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

SEC Filing Copy

     (a)(2)  FINANCIAL STATEMENT SCHEDULES

     All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Consolidated Financial Statements.

                                                                                                         SEQUENTIAL
(a)(3)  EXHIBITS                                                                                        PAGE NUMBER
------  --------                                                                                        -----------

   3.1   Amended Articles of Incorporation of Registrant (1)
   3.2   Amended By-laws of Registrant (2)
   3.3   Stock Charter of West Allis Savings Bank (1)
   3.4   By-laws of West Allis Savings Bank (1)
  10.1   West Allis Savings Bank 401(k) Savings Plan (1)
  10.2   West Allis Savings Bank Employee Stock Ownership Plan (1)
  10.3   Credit Agreement by and between West Allis Savings Bank,
           Employee Stock Ownership Trust and Company (1)
  10.4   West Allis Savings Bank Management Recognition and Retention Plan (1)
  10.5   Ledger Capital Corp. 1993 Incentive Stock Option Plan, as amended (3)
  10.6   Ledger Capital Corp. 1993 Stock Option Plan for Outside Directors, as amended (3)
  10.7   Employment Agreement - James D. Smessaert (1)
  10.8   Employment Agreement - Peter A. Gilbert (2)
  10.9   Employment Agreement - Arthur E. Thompson (1)
  10.10  Executive Employee Supplemental Compensation Agreement - James D. Smessaert (4)
  10.11  Executive Employee Supplemental Compensation Agreement - Peter A. Gilbert (4)
  10.12  West Allis Savings Bank Employment Agreement (2000) - James D. Smessaert (5)
  10.13  West Allis Savings Bank Employment Agreement (2000) - Peter A. Gilbert (5)
  10.14  Ledger Capital Corp. Employment Agreement (2000) - James D. Smessaert (5)
  10.15  Ledger Capital Corp. Employment Agreement (2000) - Peter A. Gilbert (5)
   12.1  Statement regarding computation of per share earnings - See Footnote (1) in Part II, Item 8
   13.1  1999 Summary Annual Report to Shareholders (6)
   21.1  Subsidiaries of the Registrant - See "Subsidiary Activities" in Part I, Item 1
   23.1  Consent of KPMG LLP (7)
   24.1  Powers of Attorney for certain officers and directors (1)
   99.1  Proxy Statement for 2000 Annual Meeting of Shareholders (7)



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

Shareholders Copy

    (a)(2)  FINANCIAL STATEMENT SCHEDULES

     All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Consolidated Financial Statements.

                                                                                         SEQUENTIAL
(a)(3)  EXHIBITS                                                                        PAGE NUMBER
------  --------                                                                        -----------

   3.1   Amended Articles of Incorporation of Registrant
   3.2   Amended By-laws of Registrant
   3.3   Stock Charter of West Allis Savings Bank
   3.4   By-laws of West Allis Savings Bank
  10.1   West Allis Savings Bank 401(k) Savings Plan
  10.2   West Allis Savings Bank Employee Stock Ownership Plan
  10.3   Credit Agreement by and between West Allis Savings Bank, Employee Stock
           Ownership Trust and Company
  10.4   West Allis Savings Bank Management Recognition and Retention Plan
  10.5   Ledger Capital Corp. 1993 Incentive Stock Option Plan, as amended
  10.6   Ledger Capital Corp. 1993 Stock Option Plan for Outside Directors, as amended
  10.7   Employment Agreement - James D. Smessaert
  10.8   Employment Agreement - Peter A. Gilbert
  10.9   Employment Agreement - Arthur E. Thompson
  10.10  Executive Employee Supplemental Compensation Agreement - James D. Smessaert
  10.11  Executive Employee Supplemental Compensation Agreement - Peter A. Gilbert
  10.12  West Allis Savings Bank Employment Agreement (2000) - James D. Smessaert
  10.13  West Allis Savings Bank Employment Agreement (2000) - Peter A. Gilbert
  10.14  Ledger Capital Corp. Employment Agreement (2000) - James D. Smessaert
  10.15  Ledger Capital Corp. Employment Agreement (2000) - Peter A. Gilbert
  12.1   Statement regarding computation of per share earnings                          See Footnote (1) in Part II Item 8
  13.1   2000 Summary Annual Report to Shareholders                                     Included herewith
  21.1   Subsidiaries of the Registrant                                                 See "Subsidiaries" in Part I Item 1
  23.1   Consent of KPMG LLP                                                            Attached
  24.1   Powers of Attorney for certain officers and directors
  99.1   Proxy Statement for 2000 Annual Meeting of Shareholders                        Attached

-------------

A copy of the exhibits listed herein can be obtained by writing to Arthur E. Thompson, Chief Financial Officer, West Allis Savings Bank, 5555 N. Port Washington Road, Glendale, Wisconsin 53217.


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


                                    LEDGER CAPITAL CORP.


                                    -------------------------------------------
                                    James D. Smessaert, Chairman,
                                    President and Chief Executive Officer

                                    Date:   April 27, 2001


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



-------------------------------                ---------------------------------
Martin Hedrich Jr., Director                   Reginald M. Hislop, III, Director

Date: April 27, 2001                           Date: April 27, 2001



-------------------------------                ---------------------------------
Peter A. Gilbert, Executive Vice President,    Charles E. Rickheim, Director
Corporate Secretary and Director

Date: April 27, 2001                           Date: April 27, 2001


-------------------------------                ---------------------------------
James D. Smessaert, Chairman,                  Arthur E. Thompson
President and Chief Executive Officer          Chief Financial Officer and
(Principal Executive Officer)                  Corporate Treasurer
                                               (Principal Financial and
                                               Accounting Officer)

Date: April 27, 2000                           Date: April 27, 2000


-------------------------------
Donald A. Zellmer, Director

Date: April 27, 2000

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

                                    Date:   April 27, 2001


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/  Martin Hedrich Jr.                        /s/  Reginald M. Hislop
-------------------------------                ---------------------------------
Martin Hedrich Jr., Director                   Reginald M. Hislop, III, Director

Date: April 27, 2001                           Date: April 27, 2001


/s/  Peter A. Gilbert                          /s/  Charles E. Rickheim
-------------------------------                ---------------------------------
Peter A. Gilbert, Executive Vice President,    Charles E. Rickheim, Director
Corporate Secretary and Director

Date: April 27, 2001                           Date: April 27, 2001


/s/  James D. Smessaert                        /s/  Arthur E. Thompson
-------------------------------                ---------------------------------
James D. Smessaert, Chairman,                  Arthur E. Thompson
President and Chief Executive Officer          Chief Financial Officer and
(Principal Executive Officer)                  Corporate Treasurer
                                               (Principal Financial and
                                               Accounting Officer)

Date: April 27, 2000                           Date: April 27, 2000


/s/  Donald A. Zellmer
-------------------------------
Donald A. Zellmer, Director

Date: April 27, 2000

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

     Consolidated Statements of Income for Years Ended June 30, 2000, 1999 and 1998

     Consolidated Statements of Shareholders' Equity for Years Ended June 30, 2000, 1999 and 1998

     Consolidated Statements of Cash Flows for Years Ended June 30, 2000, 1999 and 1998

     Notes to Consolidated Financial Statements

EXHIBIT 23.1

              CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors
Ledger Capital Corp.:

We consent to incorporation by reference in the subject registration statement (No. 33-80-700) on Form S-8 of Ledger Capital Corp. of our report dated July
28, 2000, except as to note 16, which is as of April 27, 2001, relating to the consolidated statements of financial condition of Ledger Capital Corp.
(formerly known as Hallmark Capital Corp.) and subsidiary as of June 30, 2000 and 1999, and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended June 30, 2000, which report appears in the June 30, 2000 Form 10-K/A of Ledger Capital Corp. Our report refers to the restatement of the consolidated financial statements as of June 30, 2000 and for the year then ended.

Milwaukee, Wisconsin
April 27, 2001