Form 10-Q/A
period 2000-09-30
LEDGER CAPITAL CORP
filed 2001-05-01
CIK 910522

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q/A

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended September 30, 2000              Commission File Number 0-22224
________________________________________________________________________________

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

                       LEDGER CAPITAL CORP. AND SUBSIDIARY

                                   FORM 10-Q/A

Part I.  Financial Information

         Item 1.  Financial Statements (unaudited):

                  Consolidated Statements of Financial Condition
                     as of September 30, 2000 and June 30, 2000 (unaudited)...................       1

                  Consolidated Statements of Income for the Three Months
                     ended September 30, 2000 and 1999 (unaudited)............................       2

                  Consolidated Statements of Shareholders' Equity for the Three
                     Months ended September 30, 2000 and 1999 (unaudited).....................       3

                  Consolidated Statements of Cash Flows for the Three Months
                     ended September 30, 2000 and 1999 (unaudited)............................       4

                  Notes to Consolidated Financial Statements (unaudited)......................       6

         Item 2.  Management's Discussion and Analysis of Financial Condition
                     and Results of Operations................................................      13

         Item 3.  Quantitative and Qualitative Disclosure About Market Risk...................      26

Part II. Other Information

         Item 1.  Legal Proceedings...........................................................      27

         Item 2.  Changes in Securities and Use of Proceeds...................................      27

         Item 3.  Defaults Upon Senior Securities.............................................      27

         Item 4.  Submission of Matters to a Vote of Security Holders.........................      27

         Item 5.  Other Information...........................................................      27

         Item 6.  Exhibits and Reports on Form 8-K............................................      28

                  Signature Page..............................................................      29

                       LEDGER CAPITAL CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    (Dollars in thousands, except share data)
                                   (Unaudited)

                                                                               SEPTEMBER 30,            JUNE 30,
                                                                                   2000                   2000
                                                                                 --------              --------
ASSETS                                                                          (Restated)             (Restated)

Cash and non-interest bearing deposits.....................................        $2,695                $2,782
Interest-bearing deposits..................................................        11,592                13,777
                                                                                 --------              --------
Cash and cash equivalents..................................................        14,287                16,559

Securities available-for-sale (at fair value):

  Investment securities....................................................        38,827                38,315
  Mortgage-backed and related securities...................................        34,283                35,944
Securities held-to-maturity:
  Mortgage-backed and related securities (fair value -
   $14,064 at September 30, 2000; $14,685 at June 30, 2000)................        14,246                15,017
Loans held for sale, at lower of cost or market............................         1,430                 1,122
Loans receivable, net......................................................       389,385               392,306
Investment  in Federal Home Loan Bank stock, at cost.......................         7,900                 7,760
Foreclosed properties, net.................................................         1,145                 1,114
Office properties and equipment............................................         5,467                 5,461
Prepaid expenses and other assets..........................................         7,451                 6,373
                                                                                 --------              --------
          Total assets.....................................................      $514,421              $519,971
                                                                                 ========              ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Deposits.................................................................      $335,265              $345,318
  Notes payable and other borrowings.......................................       132,770               132,040
  Advance payments by borrowers for taxes and insurance....................         5,320                 3,724
  Accrued interest on deposit accounts and other borrowings................         4,422                 3,421
  Accrued expenses and other liabilities...................................         1,967                 1,872
                                                                                 --------              --------
          Total liabilities................................................      $479,744              $486,375

Shareholders' Equity:
  Preferred stock, $1.00 par value; authorized 2,000,000 shares;
    none outstanding.......................................................             -                     -
  Common stock, $1.00 par value; authorized 6,000,000 shares;
    issued 3,162,500 shares; outstanding 2,563,241 shares at
    September 30, 2000 and June 30, 2000...................................         3,162                 3,162
  Additional paid-in capital...............................................        10,120                10,075
  Unearned ESOP compensation...............................................          (281)                 (311)
  Unearned restricted stock awards.........................................           (74)                  (74)
  Other comprehensive loss.................................................        (1,585)               (2,059)
  Treasury stock, at cost: 599,259 shares at September 30, 2000
    and June 30, 2000......................................................        (5,824)               (5,824)
  Retained earnings, substantially restricted..............................        29,159                28,627
                                                                                 --------              --------
          Total shareholders' equity.......................................      $ 34,677              $ 33,596
                                                                                 --------              --------
          Total liabilities and shareholders' equity.......................      $514,421              $519,971
                                                                                 ========              ========


     See accompanying Notes to Consolidated Financial Statements (unaudited)

                       LEDGER CAPITAL CORP. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in thousands, except for per share data)
                                   (Unaudited)


                                                                                  THREE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                             -------------------------------
                                                                               2000                    1999
                                                                             -------                 -------
                                                                           (Restated)              (Restated)
INTEREST INCOME:
     Loans receivable..................................................       $8,141                  $6,200
     Mortgage-backed and related securities............................          887                   1,575
     Securities and interest-bearing deposits..........................        1,075                   1,099
                                                                             -------                 -------
               Total interest income...................................       10,103                   8,874

INTEREST EXPENSE:

     Deposits..........................................................        5,264                   3,634
     Advance payments by borrowers for taxes and insurance.............           24                      24
     Notes payable and other borrowings................................        1,961                   2,104
                                                                             -------                 -------
               Total interest expense..................................        7,249                   5,762
                                                                             -------                 -------
     Net interest income...............................................        2,854                   3,112
     Provision for losses on loans.....................................           80                     120
                                                                             -------                 -------
     Net interest income after provision for losses on loans...........        2,774                   2,992

NON-INTEREST INCOME:

     Service charges on loans..........................................           74                      57
     Service charges on deposit accounts...............................          113                     122
     Loan servicing fees, net..........................................           19                      12
     Insurance commissions.............................................           35                      12
     Gain on sale of securities and
         mortgage-backed and related securities, net...................            0                      54
     Gain on sale of loans.............................................          112                      96
     Other income......................................................           34                      54
                                                                             -------                 -------
               Total non-interest income...............................          387                     407

NON-INTEREST EXPENSE:

     Compensation and benefits.........................................        1,335                   1,370
     Marketing.........................................................           54                      53
     Occupancy and equipment...........................................          392                     393
     Deposit insurance premiums........................................           17                      45
     Other non-interest expense........................................          359                     335
                                                                             -------                 -------
               Total non-interest expense..............................        2,157                   2,196
                                                                             -------                 -------
     Income before income taxes........................................        1,004                   1,203
     Income taxes......................................................          349                     395
                                                                             -------                 -------
          Net income...................................................      $   655                 $   808
                                                                             =======                 =======
          Earnings per share - (basic) ................................      $  0.27                 $  0.30
                                                                             =======                 =======
          Earnings per share - (diluted) ..............................      $  0.26                 $  0.29
                                                                             =======                 =======





     See accompanying Notes to Consolidated Financial Statements (unaudited)

                       LEDGER CAPITAL CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (Dollars in thousands)
                                   (Unaudited)


                                                                   Additional     Unearned        Unearned
                                                         Common     Paid-In         ESOP         Restricted
                                                         Stock      Capital     Compensation       Stock
                                                        -------   ----------    ------------     ----------
THREE MONTHS ENDED SEPTEMBER 30, 2000
Balance at June 30, 2000...........................     $3,162      $10,075          ($311)          ($74)

Net income.........................................           -            -             -              -
Accumulated other comprehensive income:
     Unrealized holding gain arising during the
         period
     On available-for-sale securities portfolio....           -            -             -              -
     Loss on derivative hedging instrument.........           -            -             -              -
     Income tax effect.............................           -            -             -              -
Comprehensive income...............................           -            -             -              -
Cash Dividends ($.05 per share)....................           -            -             -              -
Amortization of unearned ESOP and
  Restricted stock award compensation..............           -           45            30              -
                                                         ------      -------         -----          -----
Balance at September 30, 2000......................      $3,162      $10,120         ($281)          ($74)
                                                         ======      =======         =====           ====

THREE MONTHS ENDED SEPTEMBER 30, 1999

Balance at June 30, 1999...........................      $3,162       $9,937         ($405)          ($78)
Net income.........................................           -            -             -              -
Other comprehensive income:
     Unrealized holding loss arising during period            -            -             -              -
     Re-classification adjustment for gains
       realized in income..........................           -            -             -              -
     Income tax effect.............................           -            -             -              -
Comprehensive loss.................................           -            -             -              -
Amortization of unearned ESOP and
  restricted stock award compensation..............           -           68            30              2
Purchase of treasury stock (108,000 shares)........           -            -             -              -
                                                         ------      -------         -----          -----
Balance at September 30, 1999......................      $3,162      $10,005         ($375)          ($76)
                                                         ======      =======         =====           ====

                                                                                 Accumulated
                                                                                    Other          Total
                                                        Retained    Treasury    Comprehensive  Shareholders'
                                                        Earnings      Stock         loss          Equity
                                                       ----------   ---------   -------------  --------------
                                                       (Restated)                                (Restated)
THREE MONTHS ENDED SEPTEMBER 30, 2000
Balance at June 30, 2000...........................     $28,627     ($5,824)       ($2,059)        $33,596

Net income.........................................         655           -              -             655
Accumulated other comprehensive income:
     Unrealized holding gain arising during the
         period
     On available-for-sale securities portfolio....           -           -            862             770
     Loss on derivative hedging instrument.........           -           -            (92)              -
     Income tax effect.............................           -           -           (296)           (296)
                                                        -------     -------        -------         -------
Comprehensive income...............................           -           -              -           1,129
Cash Dividends ($.05 per share)....................        (123)          -              -            (123)
Amortization of unearned ESOP and
  Restricted stock award compensation..............           -           -              -              75
                                                        -------     -------        -------         -------
Balance at September 30, 2000......................     $29,159     ($5,824)       ($1,585)        $34,677
                                                        =======     =======        =======         =======

THREE MONTHS ENDED SEPTEMBER 30, 1999

Balance at June 30, 1999...........................     $25,765     ($2,796)       ($1,089)        $34,496
Net income.........................................         808           -              -             808
Other comprehensive income:
     Unrealized holding loss arising during period            -           -           (492)           (492)
     Re-classification adjustment for gains
       realized in income..........................           -           -            (54)            (54)
     Income tax effect.............................           -           -            213             213
                                                        -------     -------        -------         -------
Comprehensive loss.................................           -           -              -             475
Amortization of unearned ESOP and
  restricted stock award compensation..............           -           -              -             100
Purchase of treasury stock (108,000 shares)........           -      (1,338)             -          (1,338)
                                                        -------     -------        -------         -------
Balance at September 30, 1999......................     $26,573     ($4,134)       ($1,422)        $33,733
                                                        =======     =======        =======         =======


     See accompanying Notes to Consolidated Financial Statements (unaudited)

                       LEDGER CAPITAL CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                        THREE MONTHS ENDED
                                                                                           SEPTEMBER 30,
                                                                                    2000                   1999
                                                                                  -------                 -------
                                                                                  (Restated)              (Restated)
                                                                                           (IN THOUSANDS)
OPERATING ACTIVITIES

Net Income..................................................................       $  655                  $  808
Adjustments to reconcile net income to cash
provided by (used in) operating activities:
  Provision for losses on loans.............................................           80                     120
  Provision for depreciation and amortization...............................          138                     119
  Net gain on sales of investments and
    mortgage-backed and related securities..................................            -                     (54)
  Net gain on sale of loans.................................................         (112)                    (96)
  Amortization of unearned ESOP and restricted stock awards.................           75                     100
  Loans originated for sale.................................................       (9,158)                 (4,558)
  Sales of loans originated for sale........................................        8,850                   4,625
  Increase in prepaid expenses and other assets.............................       (1,360)                 (1,249)
  Decrease in payables for investments purchased............................            -                  (9,909)
  Increase (decrease) in accrued expenses and other liabilities.............        1,096                     (35)
  Other adjustments.........................................................          (75)                    533
                                                                                  -------                 -------
Net cash provided by (used in) operating activities.........................          189                  (9,596)
                                                                                  -------                 -------

INVESTING ACTIVITIES

Proceeds from the sale of securities available-for-sale.....................            -                  11,507
Proceeds from the maturity of securities available-for-sale.................            -                   4,000
Purchases of securities available-for-sale..................................            -                 (29,800)
Purchases of mortgage-backed and related securities.........................            -                  (3,937)
Principal collected on mortgage-backed and related securities...............        2,770                  16,195
Net (increase) decrease in loans receivable.................................        2,891                 (52,481)
Purchase of Federal Home Loan Bank stock....................................         (140)                   (510)
Purchases of office properties and equipment, net...........................         (132)                    (64)
                                                                                  -------                 -------
Net cash provided by (used in) investing activities.........................        5,389                 (55,090)
                                                                                  -------                 -------

FINANCING ACTIVITIES

Net increase (decrease) in deposits.........................................      (10,053)                 31,074
Proceeds from long-term notes payable to Federal Home Loan Bank.............       30,000                  20,000
Repayment of long-term notes payable to Federal Home Loan Bank..............      (20,000)                 (5,000)
Net increase (decrease) in
  short-term notes payable and other borrowings.............................       (9,270)                 15,859
Purchase of treasury stock..................................................            -                  (1,338)
Cash dividends..............................................................         (123)                      -
Net increase in advance payments by borrowers for
  taxes and insurance.......................................................        1,596                   1,543
                                                                                  -------                 -------
Net cash provided by (used in) financing activities.........................       (7,850)                 62,138
                                                                                  -------                 -------
Decrease in cash and cash equivalents.......................................       (2,272)                 (2,548)
Cash and cash equivalents at beginning of period............................       16,559                   8,599
                                                                                  -------                 -------
Cash and cash equivalents at end of period..................................      $14,287                 $ 6,051
                                                                                  =======                 =======


     See accompanying Notes to Consolidated Financial Statements (unaudited)

                       LEDGER CAPITAL CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                        THREE MONTHS ENDED
                                                                                            SEPTEMBER 30,
                                                                                     ------------------------
                                                                                      2000              1999
                                                                                     ------            ------
                                                                                           (IN THOUSANDS)

Supplemental disclosures of cash flow information:
Interest paid (including amounts credited to deposit accounts).................      $6,247            $5,525
Income taxes paid..............................................................        $330              $493
Non-cash transactions:
Loans transferred to foreclosed properties.....................................         $62            $1,272

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

The following is a summary of stock option activity:

                                                                                 SHARES              OPTION
                                                                                  UNDER             PRICE PER
                                                                                 OPTION               SHARE
                                                                                 ------               -----
Outstanding at June 30, 2000.............................................        279,480         $ 4.00 - $ 14.63
    Granted..............................................................         15,500                   $ 9.75
                                                                                 -------         ----------------
Outstanding at September 30, 2000........................................        294,980         $ 4.00 - $ 14.63

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

(3)  STOCK BENEFITS AND INCENTIVE PLANS (CONT.)

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

A summary of the status of the Company's performance-based stock option plans as of September 30, 2000 and the changes during the year ended is presented below:

Performance Options:

                                                                                 SHARES
                                                                                  UNDER           WEIGHTED-AVERAGE
                                                                                 OPTION            EXERCISE PRICE
                                                                                 ------            --------------
Outstanding at June 30, 2000.............................................              -
    Granted..............................................................         30,300                 $ 10.688
                                                                                  ------                 --------
Outstanding at September 30, 2000........................................         30,300                 $ 10.688
Options Exercisable at September 30, 2000................................              -
Weighted-average Remaining Contractual Life (in Years)...................             10


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

                                                           FOR THE THREE MONTHS              FOR THE THREE MONTHS
                                                           ENDED SEPT. 30, 2000              ENDED SEPT. 30, 1999
                                                         -------------------------        -------------------------
                                                            Basic          Diluted           Basic          Diluted
                                                         ---------       ---------        ---------       ---------
Weighted average common shares outstanding...........    2,563,241       2,563,241        2,787,071       2,787,071
Ungranted restricted stock...........................      (18,462)        (18,462)         (18,462)        (18,462)
Uncommitted ESOP shares..............................      (84,333)        (84,333)        (107,525)       (107,525)
Common stock equivalents due to
   dilutive effect of stock options..................            -          72,755                -          82,779
                                                         ---------       ---------        ---------       ---------
Total weighted average common shares
   and equivalents outstanding..................         2,460,446       2,533,201        2,661,084       2,743,863
                                                         =========       =========        =========       =========
   Net income for period........................          $655,000        $655,000         $808,000        $808,000
   Earnings per share...........................             $0.27           $0.26            $0.30           $0.29
                                                         =========       =========        =========       =========

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

                                                                                                 TO BE WELL CAPITALIZED
                                                                            FOR CAPITAL         UNDER PROMPT CORRECTIVE
                                                        ACTUAL           ADEQUACY PURPOSES         ACTION PROVISIONS
                                                  ----------------       -----------------      -----------------------
                                                  AMOUNT     RATIO       AMOUNT      RATIO      AMOUNT            RATIO
                                                  ------     -----       ------      -----      ------            -----
                                                                      (DOLLARS IN THOUSANDS)
As of September 30, 2000:

   Tier I Capital Leverage (to Average Assets):
     Consolidated........................         $35,647    6.90%       $15,501      3.00%          N/A            N/A
     West Allis Savings Bank.............          35,017    6.79         15,478      3.00        25,796           5.00
   Tier I Capital (to Risk-Weighted Assets):
     Consolidated........................          35,647    9.93         14,366      4.00           N/A            N/A
     West Allis Savings Bank.............          35,017    9.74         14,380      4.00        21,571           6.00
   Total Capital (to Risk-Weighted Assets):
     Consolidated........................          38,827   10.81         28,731      8.00           N/A            N/A
     West Allis Savings Bank.............          38,197   10.62         28,761      8.00        35,951          10.00

As a state-chartered savings bank, the Bank also is subject to a minimum regulatory capital requirement of the State of Wisconsin. At September 30, 2000, on a fully-phased-in basis of 6.0%, the Bank had actual capital of $36,187,000 with a required amount of $31,089,000, for excess capital of $6,098,000. There is no requirement to calculate the amount to be well capitalized under prompt corrective action provisions on a consolidated basis.

(7)  LOANS RECEIVABLE

Loans receivable are summarized as follows:

                                                            SEPT. 30,                 JUNE 30,
                                                               2000                    2000
                                                         ------------------      -------------------
                                                                       (IN THOUSANDS)
                                                                                                          Increase
                                                         Amount     Percent      Amount      Percent     (Decrease)
                                                         ------     -------      ------      -------     ----------
Real estate mortgage loans:

    Residential one-to-four family...................   $181,318      44.9%      $186,276      45.1%       ($4,958)
    Home equity......................................     21,886       5.4%        21,758       5.3%           128
    Residential multi-family.........................     43,576      10.8%        41,751      10.1%         1,825
    Commercial real estate...........................     86,655      21.4%        86,521      21.0%           134
    Residential construction.........................     18,270       4.5%        21,284       5.1%        (3,014)
    Other construction and land......................     24,586       6.1%        27,179       6.6%        (2,593)
                                                        --------      ----       --------      ----        -------
         Total real estate mortgage loans............    376,291      93.1%       384,769      93.2%        (8,478)

Consumer-related loans:
    Automobile.......................................        255       0.1%           262       0.1%            (7)
    Credit card......................................      2,107       0.5%         2,112       0.5%            (5)
    Other consumer loans.............................        777       0.2%           853       0.2%           (76)
                                                        --------      ----       --------      ----        -------
         Total consumer-related loans................      3,139       0.8%         3,227       0.8%           (88)
                                                        --------      ----       --------      ----        -------
Commercial loans.....................................     24,725       6.1%        24,589       6.0%           136
                                                        --------      ----       --------      ----        -------
         Gross loans.................................    404,155     100.0%       412,585     100.0%       ($8,430)
Accrued interest receivable..........................      2,586                    2,573
Less:
    Undisbursed portion of loan proceeds.............    (13,151)                 (18,589)
    Deferred loan fees...............................       (600)                    (630)
    Deferred interest on sale of REO.................        (60)                     (61)
    Deferred gain on sale of REO.....................        (57)                     (58)
    Unearned interest................................       (307)                    (313)
    Allowances for loan losses.......................     (3,181)                  (3,201)
                                                        --------                 --------
                                                        $389,385                 $392,306
                                                        ========                 ========

Loans serviced for investors totaled $49.2 million and $48.6 million at September 30, 2000 and June 30, 2000, respectively.

(8)  NOTES PAYABLE AND OTHER BORROWINGS

Notes payable and other borrowings are summarized as follows (dollars in thousands):

                                              SEPT. 30, 2000                       JUNE 30, 2000
                                         ------------------------           --------------------------
                                                         WEIGHTED                             WEIGHTED
                                                          AVERAGE                              AVERAGE
                             MATURITY       AMOUNT         RATE                 AMOUNT          RATE
                             --------       ------         ----                 ------          ----
Advances from
  Federal Home Loan Bank       2000      $       -            -%            $    5,000          6.60%
                               2001          3,000         5.91                  3,000          5.91
                               2002          5,000         6.43                  5,000          6.43
                               2003         13,030         6.12                  3,030          5.59
                               2004         45,000         6.00                 50,000          5.63
                               2005         45,000         6.15                 35,000          6.03
                               2007          6,500         6.03                  6,500          6.52
                               2008          5,000         4.35                  5,000          4.35
                                          --------                          ----------
                                         $ 122,530         6.02%            $  112,530          5.83%
                                                           ====                                 ====
Open line of credit
  With Wells Fargo Bank        2001      $   1,000         7.88%            $    1,000          7.88%
Securities sold under
  Agreements to repurchase     2000          9,240         5.87                 18,510          6.24%
                                          --------                          ----------
                                          $132,770                          $  132,040
                                          ========                          ==========



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

The following is a summary of ESOP shares at September 30, 2000 and 1999:

                                                                             Shares
                                                                  ---------------------------
                                                                     2000            1999
                                                                  ----------      -----------
Allocated shares..............................................       136,675          114,988
Unreleased shares.............................................        83,309          107,441
                                                                  ----------      -----------
Total ESOP shares.............................................       219,984          222,429
                                                                  ==========      ===========
Fair value of unreleased shares at September 30,..............    $  890,000      $ 1,179,000
                                                                  ==========      ===========

(10)  ACCOUNTING FOR DERIVATIVE INVESTMENTS AND HEDGING ACTIVITIES

During the fiscal year ended June 30, 2000, the Company entered into interest rate caps with a notional amount of $75.0 million with maturity dates ranging from June 14, 2001 to January 3, 2002. The interest rate caps are carried at fair market value of $23,000 and $166,000 in the Consolidated Statement of Financial Condition at September 30 and June 30, 2000, respectively. The change in the time value of the interest rate caps is included in expense for the quarter and the change that relates to the difference in fair value of the interest rate caps is recorded as Other Comprehensive Income (Loss). At September 30, 2000, the Company continued to designate these caps as a cash flow hedge of the interest rate risk on short-term wholesale certificates of deposit which renew every 90 days and are indexed to the 3-month LIBOR. The caps are tied to the 3-month LIBOR interest rate with a 7% strike rate. Cash payments will be received by the Company if the 3-month LIBOR exceeds 7%.

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

(11) RESTATEMENT OF FINANCIAL STATEMENTS

In April, 2001 the Company discovered a mathematical error in the way in which interest income was being accrued on certain purchased commercial real estate mortgage and multi-family residential mortgage loans. The error resulted from an inadvertent erroneous set-up of the loans in the Company's outsourced data processing system. The error resulted in the under accrual of interest income on these loans of $136,561 and $122,295 for the three months ended September 30, 2000 and 1999, respectively. Interest income has been restated to correct that error. As a result of increased earnings in 2001 from the correction of this error, additional compensation of zero and $36,500 is required to be accrued under the Company's Annual Incentive Plan for the three months ended September 30, 2000 and 1999, respectively. The Company's 2001 and 2000 consolidated financial statements have, therefore, been restated to accrue the additional interest income and the additional compensation expense as well as income tax expense of $53,668 and $33,717, respectively, related to the $136,561 and $85,795 respective net effect of the corrections on income before taxes. The effect of the restatement increased net income by $82,893 and $52,078 and basic earnings per share by $.04 and $.02 and diluted earnings per share by $.03 and $.01 for the three months ended September 30, 2000 and 1999, respectively.

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

In April, 2001 the Company discovered a mathematical error in the way in which interest income was being accrued on certain purchased commercial real estate mortgage and multi-family residential mortgage loans. The error resulted from an inadvertent erroneous set-up of the loans in the Company's outsourced data processing system. The error resulted in the under accrual of interest income on these loans of $136,561 and $122,295 for the three months ended September 30, 2000 and 1999, respectively. Interest income has been restated to correct that error. As a result of increased earnings in 2001 from the correction of this error, additional compensation of zero and $36,500 is required to be accrued under the Company's Annual Incentive Plan for the three months ended September 30, 2000 and 1999, respectively. The Company's 2001 and 2000 consolidated financial statements have, therefore, been restated to accrue the additional interest income and the additional compensation expense as well as income tax expense of $53,668 and $33,717, respectively, related to the $136,561 and $85,795 respective net effect of the corrections on income before taxes. The effect of the restatement increased net income by $82,893 and $52,078 and basic earnings per share by $.04 and $.02 and diluted earnings per share by $.03 and $.01 for the three months ended September 30, 2000 and 1999, respectively.

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

The Company's primary strategy since the Conversion through fiscal 2000 has been to focus on effectively utilizing the capital acquired in the Conversion to fund asset growth and asset portfolio diversification into higher-yielding assets. This strategy resulted in an increase in the Company's asset size from $179.6 million at June 30, 1994 to $514.4 million at September 30, 2000. The Company's asset growth has come primarily through (i) the origination and purchase of mortgage loans (principally loans secured by one-to-four family owner-occupied homes) within and outside of the Company's primary lending area, (ii) the purchase of mortgage-backed and related securities, and (iii) the origination and purchase of commercial real-estate and business loans within and outside of the Company's primary lending area. This asset growth was funded through significant increases in Federal Home Loan Bank ("FHLB") advances and other borrowings, and increases in deposits consisting primarily of brokered and non-brokered wholesale deposits.

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

The Company has substantially completed its strategy of utilizing the capital acquired in the Conversion to fund asset growth and asset portfolio diversification into higher-yielding assets. In fiscal 2001, the Company does not intend to significantly grow in asset size from $520.0 million at June 30, 2000. Under FDIC regulatory capital adequacy guidelines, the Bank must maintain certain amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations) in order to maintain its status as a well-capitalized institution. As of June 30, 2000 and September 30, 2000, the Bank was fully-leveraged from a risk-based capital standpoint, with a ratio of total capital to risk-weighted assets of 10.34% and 10.54%, respectively (with a required ratio of 10%). See Note 6 to the Company's Notes to Consolidated Financial Statements. Therefore, in fiscal 2001, in order to maintain its well-capitalized status, the Bank will only be able to increase its asset base to the extent of net retained earnings.

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

CHANGE IN FINANCIAL CONDITION

Total assets decreased $5.6 million, or 1.1%, from $520.0 million at June 30, 2000 to $514.4 million at September 30, 2000. This decrease is primarily reflected in a decrease in loans receivable, cash and cash equivalents, mortgage-backed and related securities available-for-sale and deposits. Cash and cash equivalents were $14.3 million and $16.6 million at September 30, 2000 and June 30, 1999, respectively. The decrease in cash and cash equivalents was due to a decrease in deposits.

Loans receivable decreased to $389.4 million at September 30, 2000 compared to $392.3 million at June 30, 2000. The decrease in loans receivable at September 30, 2000 as compared to June 30, 2000 is primarily the result of management's decision to decrease the level of loans purchased to increase the Bank's ratio of total capital to risk-weighted assets. At September 30, 2000, the ratio of total capital to risk-weighted assets was 10.54% as compared to 10.34% at June 30, 2000.

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

During the three months ended September 30, 2000, the Company did not originate or purchase non-conforming one-to-four family mortgage loans as compared to the three months ended September 30, 1999 when the Company purchased $26.4 million in non-conforming one-to-four family mortgage loans. Of the $31.4 million in loans originated during the three months ended September 30, 2000, $10.7 million were conforming one-to-four family mortgage loans, $10.1 million were commercial business loans, $3.2 million were home equity loans, $3.1 million were multi-family mortgage loans, $2.9 million were commercial real estate loans and $1.4 million were consumer-related loans. The increase in commercial business loans originated for the three months ended September 30, 2000 as compared to the comparable 1999 period reflects a significant increase in the refinance of commercial business loans during the 2000 period. Of the $5.4 million in loans purchased during the three months ended September 30, 2000, all were commercial real estate loans purchased outside of the Company's primary lending area.

Of the $32.0 million in loans originated during the three months ended September 30, 1999, $11.9 million were conforming one-to-four family mortgage loans, $6.7 million were multi-family mortgage loans, $6.3 million were commercial real estate loans, $2.9 million were commercial business loans, $2.8 million were home equity loans and $1.4 million were consumer-related loans. Of the $46.5 million in loans purchased during the three months ended September 30, 1999, $26.4 million were non-conforming one-to-four family mortgage loans purchased outside of the primary lending area, $11.7 million were commercial real estate loans purchased outside of the primary lending area, $4.9 million were multi-family mortgage loans purchased outside of the primary lending area, $1.5 million were commercial real estate loans purchased inside of the primary lending area, $1.5 million were commercial business loans purchased outside of the primary lending area and $500,000 was a land loan purchased outside of the primary lending area.

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

ASSET/LIABILITY MANAGEMENT

The Company closely monitors interest rate risk in an attempt to manage the extent to which net interest income is significantly affected by changes in market interest rates. In managing the Company's interest rate risk during the three months ended September 30, 2000, the Company utilized FHLB advances to lengthen the maturity of it's interest costing liabilities due primarily to the attractive rates offered on FHLB advances as compared to retail and wholesale deposits. During the three months ended September 30, 2000 the Company did not increase it's use of derivative securities to hedge it's negative interest rate gap. For a summary of derivative securities activities, see discussion under footnote (9) "Accounting for Derivative Investments and Hedging Activities" contained in the section entitled, "Notes to Consolidated Financial Statements". At September 30, 2000, the Company's estimated cumulative one-year gap between assets and liabilities was a negative 37.6% of total assets as compared to a negative 41.1% at June 30, 2000.

The decrease in the Company's negative one-year gap reflects the increased use of longer-term maturity FHLB advances to fund the asset base. Beginning in January 2000 and in conjunction with the increased negative gap position of the Company, management with the approval of the Board of Directors has started to manage the interest rate risk on the Company's short-term wholesale certificates of deposit using interest rate caps to limit the Company's exposure to rising interest rates. See Footnote (10) "Accounting for Derivative Investments and Hedging Activities" for discussion of the caps. At September, 2000, the notional amount of the interest rate caps was $75 million with maturity dates of June 14, 2001 and January 3, 2002. The interest rate caps are tied to the 3-month LIBOR interest rate with a 7.0% strike rate. Payments will be received by the Bank if the 3-month LIBOR increases over the 7.0% strike rate. The unamortized cost and fair value of the interest rate caps was $23,000 and $166,000 at September 30, 2000 and June 30, 2000, respectively, and is recorded as an other asset in the Consolidated Statement of Financial Condition. The change in the time value of the caps of $51,000 was recognized in Interest Expense in the Consolidated Statements of Income and the change in fair value of $92,000 was recognized as a component of Accumulated Other Comprehensive Loss for the three months ended September 30, 2000. There are certain risks associated with interest rate caps, including the risk that the counterparty may default and that there may not be an exact correlation between the indices on which the interest rate cap agreements are based and the terms of the hedged liabilities. In order to offset these risks, the Company generally enters into interest rate cap agreements only with nationally recognized securities firms and monitors the credit status of counterparties, the level of collateral for such caps and the correlation between the hedged liabilities and the indices utilized.

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

                                                                             AMOUNT MATURING OR REPRICING
                                                       -------------------------------------------------------------------------
                                                                                 MORE THAN    MORE THAN
                                                        WITHIN       FOUR TO      ONE YEAR   THREE YEARS
                                                        THREE        TWELVE       TO THREE     TO FIVE    OVER FIVE
                                                        MONTHS       MONTHS         YEARS       YEARS        YEARS        TOTAL
                                                       --------      --------    ----------  -----------  ----------     --------
                                                                                 (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS(1):
Mortgage loans(2):
     Fixed rate....................................    $ 18,006      $ 28,278      $ 74,842    $ 67,144    $  62,518    $250,788
     Adjustable rate...............................      25,291        44,917        33,888       4,171        1,129     109,396
Consumer loans (2).................................         146         2,336           395         136            -       3,013
Commercial loans (2)...............................       4,334        11,396         6,191       2,105            -      24,026
Mortgage-backed and related securities:
     Fixed rate and securities available-for-sale..       1,437         3,925         8,158       5,744        9,363      28,627
     Adjustable rate...............................      11,849         8,053             -           -            -      19,902
Investment securities and
  securities available-for-sale ...................      19,725           726             -       9,774       28,094      58,319
                                                       --------      --------      --------    --------    ---------    --------
     Total interest-earning assets.................    $ 80,788      $ 99,631      $123,474    $ 89,074    $ 101,104    $494,071
                                                       ========      ========      ========    ========    =========    ========
INTEREST-BEARING LIABILITIES:
Deposits(3):
     NOW accounts..................................    $    255      $    764      $  1,212    $    594    $     571    $  3,396
     Money market deposit accounts.................       5,006        15,017        11,212       1,794          341      33,370
     Passbook savings accounts.....................       1,266         3,798         6,025       2,952        2,837      16,878
     Certificates of deposit.......................     130,684       123,490        16,867       2,181            -     273,222
     Escrow deposits...............................       5,320             -             -           -            -       5,320
Borrowings(4)
     FHLB advances and other borrowings............      45,240        43,000        13,030      25,000        6,500     132,770
                                                       --------      --------      --------    --------    ---------    --------
     Total interest-bearing liabilities............    $187,771      $186,069      $ 48,346    $ 32,521    $  10,249    $464,956
                                                       ========      ========      ========    ========    =========    ========
Excess (deficiency) of interest-earning assets over
  interest-bearing liabilities.....................   ($106,983)    ($ 86,438)     $ 75,128    $ 56,553    $  90,855    $ 29,115
                                                       ========      ========      ========    ========    =========    ========
Cumulative excess (deficiency) of interest-earning
  assets over interest-bearing liabilities.........   ($106,983)    ($193,421)    ($118,293)  ($ 61,740)   $  29,115    $ 29,115
                                                       ========      ========      ========    ========    =========    ========
Cumulative excess (deficiency) of interest-earning
  assets over interest-bearing liabilities
  as a percent of total assets.....................       (20.8)%       (37.6)%       (23.0)%     (12.0)%        5.7%        5.7%
                                                       ========      ========      ========    ========    =========    ========

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

The following table sets forth information regarding the Bank's non-accrual loans and foreclosed properties at the dates indicated:

                                                                                   THREE MONTHS ENDED
                                                                 -------------------------------------------------------
                                                                 SEP 30      JUN 30      MAR 31      DEC 31       SEP 30
                                                                  2000        2000        2000        1999         1999
                                                                 ------      ------      ------      ------       ------
Non-accrual mortgage loans..........................             $1,990      $1,798      $1,812      $2,100       $1,100
Non-accrual consumer loans..........................                 48          54          63          65           49
Non-accrual commercial loans & leases...............                  -           -         163           -            -
                                                                 ------      ------      ------      ------       ------
Total non-accrual loans.............................             $2,038      $1,852      $2,038      $2,165       $1,149
                                                                 ======      ======      ======      ======       ======

Loans 90 days or more
  delinquent and still accruing.....................                 16          18         118         118           82
                                                                 ------      ------      ------      ------       ------
Total non-performing loans..........................             $2.054      $1.870      $2.156      $2,283       $1.231
                                                                 ======      ======      ======      ======       ======

Non-accrual investment securities...................                  -           -           -           -          235
Total foreclosed real estate net of
  related allowance for losses......................              1,145       1,114         960         960        1,893
                                                                 ------      ------      ------      ------       ------
Total non-performing assets.........................             $3,199      $2,984      $3,116      $3,243       $3,359
                                                                 ======      ======      ======      ======       ======

Non-performing loans to
  gross loans receivable............................               0.51%       0.45%       0.54%       0.61%        0.34%
                                                                 ======      ======      ======      ======       ======

Non-performing assets to
  total assets .....................................               0.62%       0.57%       0.61%       0.63%        0.64%
                                                                 ======      ======      ======      ======       ======

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

ALLOWANCE FOR LOAN LOSSES

The following table sets forth an analysis of the Bank's allowance for loan losses:

                                                               THREE MONTHS           YEAR            THREE MONTHS
                                                                   ENDED              ENDED               ENDED
                                                              SEPT. 30, 2000      JUNE 30, 2000      SEPT. 30, 1999
                                                              --------------      -------------      --------------
                                                                             (DOLLARS IN THOUSANDS)

         Balance at beginning of period.....................   $     3,201          $    2,648          $    2,648
         Additions charged to expense:
           Multi-family and commercial real estate..........            60                 499                 120
           Consumer.........................................            20                 143                   -
           Commercial.......................................             -                 229                   -
                                                               -----------          ----------          ----------
                                                                        80                 871                 120
         Recoveries:
           Consumer.........................................            14                  22                   6
         Charge-offs:
           One- to four-family..............................           (57)                (43)                  -
           Multi-family & commercial real estate............             -                (119)                  -
           Consumer.........................................           (57)               (178)                 (9)
                                                               -----------          ----------          ----------
                                                                      (114)               (340)                 (9)
                                                               -----------          ----------          ----------
         Net charge-offs....................................          (100)               (318)                 (3)
                                                               -----------          ----------          ----------
         Balance at end of period...........................   $     3,181          $    3,201          $    2,765
                                                               ===========          ==========          ==========
        Allowance for loan losses to
           non-performing loans at end
           of the period....................................        154.85%             171.26%             224.55%
                                                               ===========          ==========          ==========
        Allowance for loan losses to
           total loans at end of the period.................          0.79%               0.78%               0.77%
                                                               ===========          ==========          ==========


The level of allowance for loan losses at September 30, 2000, reflects the continued low level of charged off loans. Management believes that the allowance for loan losses is adequate as of September 30, 2000.

RESULTS OF OPERATIONS - COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

GENERAL

Net income for the three months ended September 30, 2000 decreased to $655,000 from $808,000 for the comparable 1999 period. The decrease in net income was primarily due to a decrease in net interest income. Return on average equity decreased to 7.71% for the three months ended September 30, 2000 from 9.47% for the comparable 1999 period. Return on average assets decreased to 0.51% for the three months ended September 30, 2000 from 0.66% for the comparable 1999 period. The decrease in the return on average equity and the return on average assets is due to the decrease in net income for the three months ended September 30, 2000. The decrease is primarily due to a decrease in net interest income for the three months ended September 30, 2000 compared to September 30, 1999.

NET INTEREST INCOME

The following table presents certain information related to average interest-earning assets and liabilities, net interest rate spread and net interest margin:

                                                                FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                               -------------------------------------------------------------------------
                                                                2000                                 1999
                                               -------------------------------------  ----------------------------------
                                                              INTEREST       AVERAGE               INTEREST      AVERAGE
                                                AVERAGE        EARNED/        YIELD/   AVERAGE      EARNED/       YIELD/
                                                BALANCE         PAID          RATE     BALANCE       PAID          RATE
                                               --------      --------       --------  ---------   ---------     --------
                                                                         (DOLLARS IN THOUSANDS)
ASSETS:
Interest-earning assets:
  Mortgage loans..........................     $363,059      $  7,420          8.17%  $ 277,129   $   5,504         8.09%
  Consumer loans..........................        3,095           103         13.31       3,616         126        13.94
  Commercial loans........................       23,545           618         10.50      18,617         470        10.10
                                               --------      --------                 ---------   ---------
     Total loans..........................      389,699         8,141          8.36     299,362       6,200         8.28
  Securities held-to-maturity:
    Mortgage-backed securities............        1,351            20          5.92      10,183         161         6.32
    Mortgage related securities...........       13,329           228          6.84      43,858         702         6.40
                                               --------      --------                 ---------   ---------
      Total mortgage-backed
       and related securities.............       14,680           248          6.76      54,041         863         6.39
  Investment and other securities.........       13,329           212          6.28       8,322         112         5.38
  Securities available-for-sale...........       73,457         1,351          7.36     101,583       1,586         6.25
  Federal Home Loan Bank stock............        7,872           151          7.67       6,702         113         6.74
                                               --------      --------                 ---------   ---------
    Total interest-earning assets.........      499,206        10,103          8.10     470,010       8,874         7.55
Non-interest earning assets...............       13,654                                  21,966
                                               --------                               ---------
    Total assets..........................     $512,860                               $ 491,976
                                               ========                               =========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:

  NOW accounts............................     $  3,215             6          0.75%  $   2,816          12         1.70%
  Money market deposit accounts...........       30,215           400          5.30      35,860         400         4.46
  Passbook accounts.......................       17,563           126          2.87      20,697         151         2.92
  Certificates of deposit.................      279,590         4,732          6.77     231,101       3,071         5.32
                                               --------      --------                 ---------   ---------
    Total deposits........................      330,583         5,264          6.37     290,474       3,634         5.00
Advance payments by borrowers
  for taxes and insurance................         4,575            24          2.10       4,028          24         2.38
Borrowings................................      130,074         1,961          6.03     148,350       2,104         5.67
                                               --------      --------                 ---------   ---------
    Total interest-bearing liabilities....      465,232         7,249          6.23     442,852       5,762         5.20
Non-interest bearing deposits
  and liabilities.........................       13,648                                  14,981
Shareholders' equity......................       33,980                                  34,143
                                               --------                               ---------
    Total liabilities and
      shareholders' equity................     $512,860                               $ 491,976
                                               ========                               =========
Net interest income/interest rate spread..                   $  2,854          1.87%              $   3,112         2.35%
                                                             ========          ====               =========         ====
Net earning assets/net interest margin....     $ 33,974                        2.29%  $  27,158                     2.65%
                                               ========                        ====   =========                     ====

Net interest income before provision for losses on loans decreased $258,000, or 8.3%, to $2.9 million for the three months ended September 30, 2000 from $3.1 million for the comparable 1999 period. Interest income increased $1.2 million for the three months ended September 30, 2000, partially offset by an increase in interest expense of $1.5 million. The level of net interest income primarily reflects a decrease in interest rate spread to 1.87% for the three months ended September 30, 2000 from 2.35% for the comparable 1999 period offset by a 6.2% increase in average interest-earning assets to $499.2 million for the three months ended September 30, 2000 from $470.0 million for the comparable 1999 period and by a 25.1% increase in the excess of the Company's average interest-earning assets over average interest-bearing liabilities to $34.0 million for the three months ended September 30, 2000 from $27.2 million for the comparable 1999 period. The decrease in interest rate spread was primarily due to higher costing deposits and borrowings in the 2000 period as compared to the 1999 period.

INTEREST INCOME

Interest income increased 13.8% to $10.1 million for the three months ended September 30, 2000 from $8.9 million for the comparable 1999 period. The increase in interest income was the result of an increase in average interest-earning assets of 6.2% to $499.2 million for the three months ended September 30, 2000 from $470.0 million for the comparable 1999 period and an increase of 55 basis points in the yield on interest-earning assets to 8.10% for the three months ended September 30, 2000 from 7.55% for the comparable 1999 period. Interest income on loans increased 31.3% to $8.1 million for the three months ended September 30, 2000, from $6.2 million for the comparable 1999 period. The increase was the result of an increase in the Company's average gross loans of 30.2% to $389.7 million for the three months ended September 30, 2000 from $299.4 million for the comparable 1999 period and by an increase in average yield to 8.36% for the 2000 period from 8.28% for the comparable 1999 period. Gross loans increased primarily as a result of the Company purchasing more loans in the secondary market and increases in multi-family and commercial components of the portfolio and retaining substantially all of its adjustable and short-term fixed rate loan originations. See "Change in Financial Condition" for a discussion of the increase in gross loans. The increase in yield is attributable to the increase in loans originated and purchased at higher interest rates and the upward increase on adjustable rate loans since the period ending September 30, 1999.

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

INTEREST EXPENSE

Interest expense increased 25.8% to $7.2 million for the three months ended September 30, 2000 from $5.8 million for the comparable 1999 period. The increase was the result of an increase in the average rate paid on interest-bearing liabilities to 6.23% for the 2000 period from 5.20% for the 1999 period and a 5.1% increase in the average amount of interest-bearing liabilities to $465.2 million for the three months ended September 30, 2000 compared to $442.9 million for the comparable 1999 period. The increased balances of certificate of deposit accounts and borrowings at higher average interest rates was the primary reason for the increase in the average rate paid on the interest-bearing liabilities for the three months ended September 30, 2000 as compared to the 1999 period. Interest expense on deposits increased 44.9% to $5.3 million for the three months ended September 30, 2000 from $3.6 million for the comparable 1999 period. The increase was the result of an increase in the average rate paid to 6.37% for the three months ended September 30, 2000 from 5.00% for the 1999 period and by an increase in average balances of 13.8% to $330.6 million for the three months ended September 30, 2000 from $290.5 million for the comparable 1999 period. The increase in deposits was primarily due to an increase of 20.9% in certificates of deposit accounts to $279.6 million for the three months ended September 30, 2000 from $231.1 million for the comparable 1999 period, with an increase in the average rate paid to 6.77% for the 2000 period from 5.32% for the 1999 period. NOW accounts increased 14.2% to $3.2 million for the three months ended September 30, 2000 from $2.8 million for the comparable 1999 period, offset by a decrease in average rate paid to 0.75% for the 2000 period from 1.70% for the 1999 period.

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

NON-INTEREST EXPENSE

Non-interest expense decreased 1.8% to $2.157 million for the three months ended September 30, 2000 from $2.196 million for the comparable 1999 period. The decrease was primarily due to a decrease in compensation and benefits expense of $35,000 to $1.3 million for the three months ended September 30, 2000 from $1.4 million for the comparable 1999 period and a decrease in deposit insurance premiums of $28,000 to $17,000 for the three months ended September 30, 2000 from $45,000 for the comparable 1999 period. Partially, offsetting the decreases was an increase in other non-interest expense of $24,000 to $359,000 for the three months ended September 30, 2000 from $335,000 for the comparable 1999 period. The decrease in deposit insurance premiums relates to a decreased premium rate charged by the FDIC for deposit insurance in the 2000 period. The increase in other non-interest expense is primarily due to increases in printing, office supplies, organization dues, legal and other miscellaneous expenses.

INCOME TAX EXPENSE

Income tax expense for the three months ended September 30, 2000, was $349,000 or $46,000 lower than the comparable 1999 period as a result of lower income before income taxes. The effective tax rate increased from 32.8% for the 1999 period to 34.7% for the 2000 period as a result of lower anticipated tax credits on investments in low income housing partnerships.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Shareholders of the Company was held on October 25, 2000. There were 2,563,241 shares of Common Stock of the Company entitled to vote at the Annual Meeting, and 2,186,763 shares present at the meeting by holders thereof in person or by proxy, which constituted a quorum. The following is a summary of the results of the votes:

                                                                               NUMBER OF VOTES
                                                           -----------------------------------------------------
                                                                         Against or                     Broker
                                                            For          Withheld        Abstain       Non-Votes
                                                            ---          --------        -------       ---------
         Nominee for Director for
         Three-Year Term Expiring in 2003
               James D. Smessaert........................  1,868,538      318,225            -            -

         Ratification of KPMG LLP
         as independent auditors for
         fiscal year ending June 30, 2001................  2,170,774       15,989            -            -

         Approval of an amendment of the
         Company's Articles of Incorporation
         to change the name of the Company
         to Ledger Capital Corp. ........................  1,762,064      424,699            -            -


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

                                 Ledger Capital Corp.
                                 --------------------
                                    (Registrant)

Date:  April 27, 2001            /s/    James D. Smessaert
                                 -----------------------------------------------
                                 James D. Smessaert
                                 Chairman of the Board
                                 Chief Executive Officer


Date: April 27, 2001             /s/    Arthur E. Thompson
                                 -----------------------------------------------
                                 Arthur E. Thompson
                                 Chief Financial Officer

                                  EXHIBIT INDEX


           Exhibit No.        Description
           -----------        -----------
               3.2            Amended Bylaws of Registrant