Form 10-Q/A
period 2000-12-31
LEDGER CAPITAL CORP
filed 2001-05-01
CIK 910522

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

                       LEDGER CAPITAL CORP. AND SUBSIDIARY

                                   FORM 10-Q/A

Part I.  Financial Information

         Item 1.  Financial Statements (unaudited):


                  Consolidated Statements of Financial Condition
                     as of December 31, 2000 and June 30, 2000 (unaudited)..................       1

                  Consolidated Statements of Income for the Three and Six Months
                     ended December 31, 2000 and 1999 (unaudited)...........................       2

                  Consolidated Statements of Shareholders' Equity for the Six
                     Months ended December 31, 2000 and 1999 (unaudited)....................       3

                  Consolidated Statements of Cash Flows for the Six Months
                     ended December 31, 2000 and 1999 (unaudited)...........................       4

                  Notes to Consolidated Financial Statements (unaudited)....................       6

         Item 2.  Management's Discussion and Analysis of Financial Condition
                     and Results of Operations..............................................      14

         Item 3.  Quantitative and Qualitative Disclosure About Market Risk.................      32

Part II. Other Information

         Item 1.  Legal Proceedings.........................................................      34

         Item 2.  Changes in Securities and Use of Proceeds.................................      34

         Item 3.  Defaults Upon Senior Securities...........................................      34

         Item 4.  Submission of Matters to a Vote of Security Holders.......................      34

         Item 5.  Other Information.........................................................      34

         Item 6.  Exhibits and Reports on Form 8-K..........................................      34

                  Signature Page............................................................      35

                       LEDGER CAPITAL CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    (Dollars in thousands, except share data)
                                   (Unaudited)

                                                                               DECEMBER 31,                JUNE 30,
                                                                                  2000                       2000
                                                                               ------------                --------
ASSETS                                                                         (Restated)                 (Restated)
Cash and non-interest bearing deposits........................................   $2,979                    $  2,782
Interest-bearing deposits.....................................................   16,213                      13,777
                                                                                 ------                      ------
Cash and cash equivalents.....................................................   19,192                      16,559

Securities available-for-sale (at fair value):
  Investment securities.......................................................   40,585                      38,315
  Mortgage-backed and related securities......................................   32,064                      35,944
Securities held-to-maturity:
  Mortgage-backed and related securities (fair value -
   $13,608 at December 31, 2000; $14,685 at June 30, 2000)....................   13,609                      15,017
Loans held for sale, at lower of cost or market...............................    3,364                       1,122
Loans receivable, net.........................................................  378,166                     392,306
Investment in Federal Home Loan Bank stock, at cost...........................    8,051                       7,760
Foreclosed properties, net....................................................    1,095                       1,114
Office properties and equipment...............................................    5,769                       5,461
Prepaid expenses and other assets.............................................    6,483                       6,373
                                                                               --------                    --------
          Total assets........................................................ $508,378                    $519,971
                                                                               ========                    ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Deposits.................................................................... $319,043                    $345,318
  Notes payable and other borrowings..........................................  146,620                     132,040
  Advance payments by borrowers for taxes and insurance.......................    1,197                       3,724
  Accrued interest on deposit accounts and other borrowings...................    4,635                       3,421
  Accrued expenses and other liabilities......................................    2,152                       1,872
                                                                               --------                    --------
          Total liabilities................................................... $473,647                    $486,375

Shareholders' Equity:
  Preferred stock, $1.00 par value; authorized 2,000,000 shares;
    none outstanding..........................................................       --                          --
  Common stock, $1.00 par value; authorized 6,000,000 shares;
    issued 3,162,500 shares; outstanding 2,437,141 shares at
    December 31, 2000 and 2,563,241 shares at June 30, 2000...................    3,162                       3,162
  Additional paid-in capital..................................................   10,170                      10,075
  Unearned ESOP compensation..................................................    (251)                       (311)
  Unearned restricted stock awards............................................     (74)                        (74)
  Accumulated other comprehensive loss........................................    (674)                     (2,059)
  Treasury stock, at cost: 725,359 shares at December 31, 2000
    and 599,259 shares at June 30, 2000.......................................  (7,225)                     (5,824)
  Retained earnings, substantially restricted.................................   29,623                      28,627
                                                                               --------                    --------
          Total shareholders' equity..........................................  $34,731                    $ 33,596
                                                                               --------                    --------
          Total liabilities and shareholders' equity.......................... $508,378                    $519,971
                                                                               ========                    ========


     See accompanying Notes to Consolidated Financial Statements (unaudited)

                       LEDGER CAPITAL CORP. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in thousands, except for per share data)
                                   (Unaudited)

                                                                             Three Months Ended      Six Months Ended
                                                                                 December 31,           December 31,
                                                                            -------------------     --------------------
                                                                              2000      1999          2000        1999
                                                                            --------   -------      --------    --------
                                                                           (Restated) (Restated)   (Restated)  (Restated)
INTEREST INCOME:
     Loans receivable..................................................    $   8,089   $ 7,091      $ 16,230    $ 13,291
     Mortgage-backed and related securities............................          845     1,142         1,732       2,241
     Securities and interest-bearing deposits..........................        1,059     1,522         2,134       3,097
                                                                           ---------   -------      --------    --------
               Total interest income...................................        9,993     9,755        20,096      18,629

INTEREST EXPENSE:
     Deposits..........................................................        5,007     3,998        10,272       7,632
     Advance payments by borrowers for taxes and insurance.............           27        26            50          51
     Notes payable and other borrowings................................        2,142     2,393         4,103       4,496
                                                                           ---------   -------      --------    --------
               Total interest expense..................................        7,176     6,417        14,425      12,179
                                                                           ---------   -------      --------    --------
     Net interest income...............................................        2,817     3,338         5,671       6,450
     Provision for losses on loans.....................................          100       170           180         290
                                                                           ---------   -------      --------    --------
     Net interest income after provision for losses on loans...........        2,717     3,168         5,491       6,160

NON-INTEREST INCOME:
     Service charges on loans..........................................           66       101           140         158
     Service charges on deposit accounts...............................          107       119           220         241
     Loan servicing fees, net..........................................           15        12            34          24
     Insurance commissions.............................................           22        38            57          50
     Gain on sale of securities and
         mortgage-backed and related securities, net...................            0         8             0          62
     Gain on sale of loans.............................................          166        57           278         153
     Other income......................................................           47        52            81         106
                                                                           ---------   -------      --------    --------
               Total non-interest income...............................          423       387           810         794

NON-INTEREST EXPENSE:
     Compensation and benefits.........................................        1,307     1,255         2,642       2,625
     Marketing.........................................................          108       149           162         202
     Occupancy and equipment...........................................          408       424           800         817
     Deposit insurance premiums........................................           18        43            35          88
     Other non-interest expense........................................          398       329           757         664
                                                                           ---------   -------      --------    --------
               Total non-interest expense..............................        2,239     2,200         4,396       4,396
                                                                           ---------   -------      --------    --------
     Income before income taxes........................................          901     1,355         1,905       2,558
     Income taxes......................................................          300       431           649         826
                                                                           ---------   -------      --------    --------
          Net income...................................................    $     601   $   924      $  1,256    $  1,732
                                                                           =========   =======      ========    ========
          Earnings per share - (basic) ................................    $    0.25   $  0.36      $   0.52    $   0.66
                                                                           =========   =======      ========    ========
          Earnings per share - (diluted) ..............................    $    0.25   $  0.35      $   0.50    $   0.64
                                                                           =========   =======      ========    ========


     See accompanying Notes to Consolidated Financial Statements (unaudited)

                       LEDGER CAPITAL CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (Dollars in thousands)
                                   (Unaudited)


                                                                 Additional     Unearned       Unearned
                                                     Common       Paid-In        ESOP         Restricted
                                                      Stock        Capital    Compensation       Stock
                                                      -----        -------    ------------    -----------
SIX MONTHS ENDED DECEMBER 31, 2000
Balance at June 30, 2000...........................   $3,162      $10,075        ($311)          ($74)
Net income.........................................        -            -            -              -
Accumulated other comprehensive income:
    Unrealized holding gain arising during the
       period
    On available-for-sale securities portfolio ....        -            -            -              -
    Loss on derivative hedging instrument..........        -            -            -              -
     Income tax effect.............................        -            -            -              -
Comprehensive income...............................        -            -            -              -
Cash Dividends ($.10 per share)....................        -            -            -              -
Amortization of unearned ESOP and
  restricted stock award compensation..............        -           90           60              -
Purchase of treasury stock (128,100 shares)........        -            -            -              -
Exercise of stock options (2,000 shares)...........        -            5            -              -
                                                      ------      -------        -----           ----
Balance at December 31, 2000.......................   $3,162      $10,170        ($251)          ($74)
                                                      ======      =======        =====           ====
SIX MONTHS ENDED DECEMBER 31, 1999
Balance at June 30, 1999...........................   $3,162      $ 9,937        ($405)          ($78)
Net income.........................................        -            -            -              -
Accumulated other comprehensive income:
    Unrealized holding loss arising during period-         -            -            -              -
     Re-classification adjustment for gains
    realized in income.............................        -            -            -              -
     Income tax effect.............................        -            -            -              -
Comprehensive income...............................        -            -            -              -
Cash Dividends ($.05 per share)....................        -            -            -              -
Amortization of unearned ESOP and
  restricted stock award compensation..............        -          136           60              4
Purchase of treasury stock (142,000 shares)........        -            -            -              -
                                                      ------      -------        -----           ----
Balance at December 31, 1999.......................   $3,162      $10,073        ($345)          ($74)
                                                      ======      =======        =====           ====

                                                                             Accumulated
                                                                                Other           Total
                                                     Retained   Treasury    Comprehensive   Shareholders'
                                                     Earnings    Stock          loss           Equity
                                                     --------   -------     --------------  -------------
SIX MONTHS ENDED DECEMBER 31, 2000                   (Restated)                               (Restated)
Balance at June 30, 2000...........................  $28,627     ($5,824)     ($2,059)         $33,596
Net income.........................................    1,256           -            -            1,256
Accumulated other comprehensive income:
    Unrealized holding gain arising during the
       period
    On available-for-sale securities portfolio ....        -           -        2,334            2,334
    Loss on derivative hedging instrument..........        -           -          (64)             (64)
     Income tax effect.............................        -           -         (885)            (885)
Comprehensive income...............................        -           -            -            2,641
Cash Dividends ($.10 per share)....................     (248)          -            -             (248)
Amortization of unearned ESOP and
  restricted stock award compensation..............        -           -            -              150
Purchase of treasury stock (128,100 shares)........        -      (1,421)           -           (1,421)
Exercise of stock options (2,000 shares)...........      (12)         20            -               13
                                                     -------     -------      -------          -------
Balance at December 31, 2000.......................  $29,623     ($7,225)       ($674)         $34,731
                                                     =======     =======      =======          =======
SIX MONTHS ENDED DECEMBER 31, 1999
Balance at June 30, 1999...........................  $25,765     ($2,796)     ($1,089)         $34,496
Net income.........................................    1,732           -            -            1,732
Accumulated other comprehensive income:
    Unrealized holding loss arising during period-         -      (1,285)      (1,285)
     Re-classification adjustment for gains
    realized in income.............................        -           -          (62)             (62)
     Income tax effect.............................        -           -          528              528
Comprehensive income...............................        -           -            -              913
Cash Dividends ($.05 per share)....................     (135)          -            -             (135)
Amortization of unearned ESOP and
  restricted stock award compensation..............        -           -            -              200
Purchase of treasury stock (142,000 shares)........        -      (1,713)           -           (1,713)
                                                     -------     -------      -------          -------
Balance at December 31, 1999.......................  $27,362     ($4,509)     ($1,908)         $33,761
                                                     =======     =======      =======          =======

     See accompanying Notes to Consolidated Financial Statements (unaudited)

                       LEDGER CAPITAL CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                       SIX MONTHS ENDED
                                                                                          DECEMBER 31,
                                                                                ---------------------------------
                                                                                  2000                    1999
                                                                                ---------               ---------
                                                                               (Restated)              (Restated)
                                                                                         (IN THOUSANDS)
OPERATING ACTIVITIES
Net Income..................................................................    $   1,256               $   1,732
Adjustments to reconcile net income to cash
provided by (used in) operating activities:
  Provision for losses on loans.............................................          180                     290
  Provision for depreciation and amortization...............................          253                     407
  Net gain on sales of investments and
    mortgage-backed and related securities..................................            -                     (62)
  Net gain on sale of loans.................................................         (278)                   (153)
  Amortization of unearned ESOP and restricted stock awards.................          150                     200
  Loans originated for sale.................................................      (22,739)                (13,272)
  Sales of loans originated for sale........................................       20,497                   6,789
  Increase in prepaid expenses and other assets.............................         (916)                 (1,158)
  Decrease in payables for investments purchased............................            -                  (9,909)
  Increase in accrued expenses and other liabilities........................        1,494                   1,144
  Other adjustments.........................................................         (112)                    867
                                                                                ---------               ---------
Net cash used in operating activities.......................................         (215)                (13,125)
                                                                                ---------               ---------

INVESTING ACTIVITIES

Proceeds from the sale of securities available-for-sale.....................            -                  44,770
Proceeds from the maturity of securities available-for-sale.................            -                   4,000
Purchases of securities available-for-sale..................................         (807)                (34,737)
Purchases of mortgage-backed and related securities.........................            -                  (8,096)
Principal collected on mortgage-backed and related securities...............        6,134                  23,590
Net (increase) decrease in loans receivable.................................       14,176                 (70,836)
Proceeds from the sale of foreclosed properties.............................           50                     980
Purchase of Federal Home Loan Bank stock....................................         (291)                 (1,100)
Purchases of office properties and equipment, net...........................         (536)                   (108)
                                                                                ---------               ---------
Net cash provided by (used in) investing activities.........................       18,726                 (41,537)
                                                                                ---------               ---------

FINANCING ACTIVITIES

Net increase (decrease) in deposits.........................................      (26,275)                 29,501
Proceeds from long-term notes payable to Federal Home Loan Bank.............       55,000                  65,000
Repayment of long-term notes payable to Federal Home Loan Bank..............      (35,000)                (41,500)
Net increase (decrease) in
  short-term notes payable and other borrowings.............................       (5,420)                  7,765
Exercise of stock options...................................................           13                       -
Purchase of treasury stock..................................................       (1,421)                 (1,713)
Cash dividends..............................................................         (248)                   (135)
Net decrease in advance payments by borrowers for
  taxes and insurance.......................................................       (2,527)                 (2,937)
                                                                                ---------               ---------
Net cash provided by (used in) financing activities.........................      (15,878)                 55,981
                                                                                ---------               ---------
Increase in cash and cash equivalents.......................................        2,633                   1,319
Cash and cash equivalents at beginning of period............................       16,559                   8,599
                                                                                ---------               ---------
Cash and cash equivalents at end of period..................................    $  19,192               $   9,918
                                                                                =========               =========

     See accompanying Notes to Consolidated Financial Statements (unaudited)

                       LEDGER CAPITAL CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                       SIX MONTHS ENDED
                                                                                          DECEMBER 31,
                                                                                   --------------------------
                                                                                     2000              1999
                                                                                   --------         ---------
                                                                                         (IN THOUSANDS)
Supplemental disclosures of cash flow information:
Interest paid (including amounts credited to deposit accounts) ..............      $ 13,243         $  11,256
Income taxes paid ...........................................................      $    526         $   1,044

Non-cash transactions:
Loans transferred to foreclosed properties...................................      $     62         $   1,319




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

The following is a summary of fixed plan stock option activity:

                                                                                 SHARES               OPTION
                                                                                  UNDER              PRICE PER
                                                                                 OPTION                SHARE
                                                                                 ------          ----------------
Outstanding at June 30, 2000.............................................        279,480         $ 4.00 - $ 14.63
    Granted..............................................................         15,500                   $ 9.75
    Exercised............................................................         (2,000)                  $ 4.00
                                                                                 -------         ----------------
Outstanding at December 31, 2000.........................................        292,980         $ 4.00 - $ 14.63

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

The following is a summary of variable plan performance stock option activity:

                                                                                  SHARES
                                                                                   UNDER            WEIGHTED-AVERAGE
                                                                                  OPTION             EXERCISE PRICE
                                                                                  ------             --------------
Outstanding at June 30, 2000.............................................              -
    Granted..............................................................         30,300                 $ 10.688
                                                                                  ------                 --------
Outstanding at December 31, 2000.........................................         30,300                 $ 10.688
Options Exercisable at December 31, 2000.................................              -

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

                                                            For the Three Months             For the Three Months
                                                            Ended Dec. 31, 2000              Ended Dec. 31, 1999
                                                       ---------------------------      ---------------------------
                                                           Basic          Diluted           Basic          Diluted
                                                       -----------     -----------      -----------      ----------
Weighted average common shares outstanding...........    2,471,300       2,471,300        2,702,452       2,702,452
Ungranted restricted stock...........................      (18,462)        (18,462)         (18,462)        (18,462)
Uncommitted ESOP shares..............................      (84,333)        (84,333)        (101,200)       (101,200)
Common stock equivalents due to
   dilutive effect of stock options..................            -          76,365                -          74,018
                                                       -----------     -----------      -----------      ----------
Total weighted average common shares
        and equivalents outstanding..................    2,368,504       2,444,869        2,582,790       2,656,808
                                                       ===========     ===========      ===========      ==========
        Net income for period........................  $   601,000     $   601,000      $   924,000      $  924,000
        Earnings per share...........................  $      0.25     $      0.25      $      0.36      $     0.35
                                                       ===========     ===========      ===========      ==========

                                                             For the Six Months              For the Six Months
                                                            Ended Dec. 31, 2000              Ended Dec. 31, 1999
                                                       ---------------------------      ---------------------------
                                                           Basic          Diluted           Basic          Diluted
                                                       -----------     -----------      -----------      ----------
Weighted average common shares outstanding...........    2,517,270       2,517,270        2,744,762       2,744,762
Ungranted restricted stock...........................      (18,462)        (18,462)         (18,462)        (18,462)
Uncommitted ESOP shares..............................      (84,333)        (84,333)        (101,200)       (101,200)
Common stock equivalents due to
   dilutive effect of stock options..................            -          74,301                -          78,548
                                                       -----------     -----------      -----------      ----------
Total weighted average common shares
   and equivalents outstanding.......................    2,414,475       2,488,776        2,625,100       2,703,648
                                                       ===========     ===========      ===========      ==========
   Net income for period.............................  $ 1,256,000     $ 1,256,000      $ 1,732,000      $1,732,000
   Earnings per share................................  $      0.52     $      0.50      $      0.66      $     0.64
                                                       ===========     ===========      ===========      ==========

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

                                                                                                 TO BE WELL CAPITALIZED
                                                                            FOR CAPITAL         UNDER PROMPT CORRECTIVE
                                                       ACTUAL            ADEQUACY PURPOSES         ACTION PROVISIONS
                                                 ----------------        -----------------      -----------------------
                                                 AMOUNT     RATIO         AMOUNT     RATIO        AMOUNT         RATIO
                                                 ------     -----         ------     -----      ---------      --------
                                                                       (DOLLARS IN THOUSANDS)
As of December 31, 2000:

   Tier I Capital Leverage (to Average Assets):
     Consolidated........................       $34,890      6.88%       $15,217      3.00%           N/A          N/A
     Ledger Bank.........................        35,805      7.10         15,137      3.00         25,228         5.00
   Tier I Capital (to Risk-Weighted Assets):

     Consolidated........................        34,890     10.03         13,918      4.00            N/A          N/A
     Ledger Bank.........................        35,805     10.36         13,830      4.00         20,745         6.00
   Total Capital (to Risk-Weighted Assets):
     Consolidated........................        38,041     10.93         27,837      8.00            N/A          N/A
     Ledger Bank.........................        38,956     11.27         27,660      8.00         34,575        10.00


As a state-chartered savings bank, the Bank also is subject to a minimum regulatory capital requirement of the State of Wisconsin. At December 31, 2000, on a fully-phased-in basis of 6.0%, the Bank had actual capital of $38,757,000 with a required amount of $30,626,000, for excess capital of $8,131,000. There is no requirement to calculate the amount to be well capitalized under prompt corrective action provisions on a consolidated basis.

(6)  LOANS RECEIVABLE

Loans receivable are summarized as follows:

                                                             DEC. 31,                 JUNE 30,
                                                               2000                     2000
                                                       -------------------     --------------------
                                                                       (IN THOUSANDS)
                                                                                                         Increase
                                                         Amount    Percent       Amount     Percent    (Decrease)
                                                       ---------  ---------    ----------  ---------   -----------
Real estate mortgage loans:

    Residential one-to-four family...................  $ 177,322      45.2%    $  186,276      45.1%       ($8,954)
    Home equity......................................     22,449       5.7%        21,758       5.3%           691
    Residential multi-family.........................     48,793      12.4%        41,751      10.1%         7,042
    Commercial real estate...........................     79,927      20.4%        86,521      21.0%        (6,594)
    Residential construction.........................      8,836       2.2%        21,284       5.1%       (12,448)
    Other construction and land......................     32,632       8.3%        27,179       6.6%         5,453
                                                       ---------  --------     ----------  --------    -----------
         Total real estate mortgage loans............    369,959      94.2%       384,769      93.2%       (14,810)

Consumer-related loans:
     Automobile......................................        287       0.1%           262       0.1%            25
    Credit card......................................      2,173       0.5%         2,112       0.5%            61
    Other consumer loans.............................        736       0.2%           853       0.2%          (117)
                                                       ---------  --------     ----------  --------    -----------
         Total consumer-related loans................      3,196       0.8%         3,227       0.8%           (31)
                                                       ---------  --------     ----------  --------    -----------

Commercial loans.....................................     19,535       5.0%        24,589       6.0%        (5,054)
                                                       ---------  --------     ----------  --------    -----------
         Gross loans.................................    392,690     100.0%       412,585     100.0%      ($19,895)

Accrued interest receivable..........................      2,693                    2,573

Less:
    Undisbursed portion of loan proceeds.............    (13,082)                 (18,589)
    Deferred loan fees...............................       (547)                    (630)
    Deferred interest on sale of REO.................        (58)                     (61)
    Deferred gain on sale of REO.....................        (57)                     (58)
    Unearned interest................................       (322)                    (313)
    Allowances for loan losses.......................     (3,151)                  (3,201)
                                                       ---------               ----------
                                                       $ 378,166               $  392,306
                                                       =========               ==========

Loans serviced for investors totaled $52.1 million and $48.6 million at December 31, 2000 and June 30, 2000, respectively.

(7) NOTES PAYABLE AND OTHER BORROWINGS

Notes payable and other borrowings are summarized as follows (dollars in thousands):

                                              DEC. 31, 2000                       JUNE 30, 2000
                                        ------------------------           --------------------------
                                                        WEIGHTED                             WEIGHTED
                                                         AVERAGE                              AVERAGE
                            MATURITY      AMOUNT          RATE                AMOUNT           RATE
                            --------      ------        ---------             ------         --------
Advances from
  Federal Home Loan Bank       2000     $       --           --%           $     5,000          6.60%
                               2001          3,000         5.91                  3,000          5.91
                               2002          5,000         6.43                  5,000          6.43
                               2003         13,030         6.12                  3,030          5.59
                               2004         30,000         6.14                 50,000          5.63
                               2005         60,000         6.18                 35,000          6.03
                               2007          6,500         6.03                  6,500          6.52
                               2008          5,000         4.35                  5,000          4.35
                               2010         10,000         5.90                     --            --
                                        ----------                         -----------
                                        $  132,530         6.10%           $   112,530          5.83%
Open line of credit
  With Wells Fargo Bank        2001     $    4,850         8.25%           $     1,000          9.00%

Securities sold under
  Agreements to repurchase     2010          9,240         5.87                 18,510          6.24%
                                        ----------                         -----------
                                        $  146,620                         $   132,040
                                        ==========                         ===========

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

The following is a summary of ESOP shares at December 31, 2000 and 1999:

                                                                             Shares
                                                                  ----------------------------
                                                                     2000               1999
                                                                  ----------------------------
Allocated shares..............................................       135,545           114,799
Unallocated shares............................................        22,521            24,133
Unreleased shares.............................................        60,788            83,308
                                                                  ----------------------------
Total ESOP shares.............................................       218,854           222,240
                                                                  ============================
Fair value of unreleased shares at December 31,...............    $  593,000        $  750,000
                                                                  ============================

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

(10) RESTATEMENT OF FINANCIAL STATEMENTS

In April, 2001 the Company discovered a mathematical error in the way in which interest income was being accrued on certain purchased commercial real estate mortgage and multi-family residential mortgage loans. The error resulted from an inadvertent erroneous set-up of the loans in the Company's outsourced data processing system. The error resulted in the under accrual of interest income on these loans of $177,606 and $61,263 for the three months ended December 31, 2000 and 1999, respectively. Interest income has been restated to correct that error. As a result of increased earnings in 2001 from the correction of this error, additional compensation of zero and $36,500 is required to be accrued under the Company's Annual Incentive Plan for the three months ended December 31, 2000 and 1999, respectively. The Company's 2001 and 2000 consolidated financial statements have, therefore, been restated to accrue the additional interest income and the additional compensation expense as well as income tax expense of $69,800 and $9,732, respectively, related to the $177,606 and $24,763 respective net effect of the corrections on income before taxes. The effect of the restatement increased net income by $108,806 and $15,031 and basic earnings per share by $.04 and $.01 and diluted earnings per share by $.05 and $.01 for the three months ended December 31, 2000 and 1999, respectively.

The error resulted from an inadvertent erroneous set-up of the loans in the Company's outsourced data processing system. The error resulted in the under accrual of interest income on these loans of $314,167 and $85,338 for the six months ended December 31, 2000 and 1999, respectively. Interest income has been restated to correct that error. As a result of increased earnings in 2001 from the correction of this error, additional compensation of zero and $73,000 is required to be accrued under the Company's Annual Incentive Plan for the six months ended December 31, 2000 and 1999, respectively. The Company's 2001 and 2000 consolidated financial statements have, therefore, been restated to accrue the additional interest income and the additional compensation expense as well as income tax expense of $69,800 and $43,449, respectively, related to the $314,167 and $110,558 respective net effect of the corrections on income before taxes. The effect of the restatement increased net income by $67,109 and $108,806 and basic earnings per share by $.08 and $.03 and diluted earnings per share by $.07 and $.02 for the six months ended December 31, 2000 and 1999, respectively.

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

In April, 2001 the Company discovered a mathematical error in the way in which interest income was being accrued on certain purchased commercial real estate mortgage and multi-family residential mortgage loans. The error resulted from an inadvertent erroneous set-up of the loans in the Company's outsourced data processing system. The error resulted in the under accrual of interest income on these loans of $177,606 and $61,263 for the three months ended December 31, 2000 and 1999, respectively. Interest income has been restated to correct that error. As a result of increased earnings in 2001 from the correction of this error, additional compensation of zero and $36,500 is required to be accrued under the Company's Annual Incentive Plan for the three months ended December 31, 2000 and 1999, respectively. The Company's 2001 and 2000 consolidated financial statements have, therefore, been restated to accrue the additional interest income and the additional compensation expense as well as income tax expense of $69,800 and $9,732, respectively, related to the $177,606 and $24,763 respective net effect of the corrections on income before taxes. The effect of the restatement increased net income by $108,806 and $15,031 and basic earnings per share by $.04 and $.01 and diluted earnings per share by $.05 and $.01 for the three months ended December 31, 2000 and 1999, respectively.

The error resulted from an inadvertent erroneous set-up of the loans in the Company's outsourced data processing system. The error resulted in the under accrual of interest income on these loans of $314,167and $85,338 for the six months ended December 31, 2000 and 1999, respectively. Interest income has been restated to correct that error. As a result of increased earnings in 2001 from the correction of this error, additional compensation of zero and $73,000 is required to be accrued under the Company's Annual Incentive Plan for the six months ended December 31, 2000 and 1999, respectively. The Company's 2001 and 2000 consolidated financial statements have, therefore, been restated to accrue the additional interest income and the additional compensation expense as well as income tax expense of $69,800 and $43,449, respectively, related to the $314,167 and $110,558 respective net effect of the corrections on income before taxes. The effect of the restatement increased net income by $67,109 and $108,806 and basic earnings per share by $.08 and $.03 and diluted earnings per share by $.07 and $.02 for the six months ended December 31, 2000 and 1999, respectively.

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

The Company's primary strategy since the Conversion through fiscal 2000 has been to focus on effectively utilizing the capital acquired in the Conversion to fund asset growth and asset portfolio diversification into higher-yielding assets. This strategy resulted in an increase in the Company's asset size from $179.6 million at June 30, 1994 to $508.4 million at December 31, 2000. The Company's asset growth has come primarily through (i) the origination and purchase of mortgage loans (principally loans secured by one-to-four family owner-occupied homes) within and outside of the Company's primary lending area, (ii) the purchase of mortgage-backed and related securities, and (iii) the origination and purchase of commercial real estate and business loans within and outside of the Company's primary lending area. This asset growth was funded through significant increases in Federal Home Loan Bank ("FHLB") advances and other borrowings, and increases in deposits consisting primarily of brokered and non-brokered wholesale deposits.

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

The Company has substantially completed its strategy of utilizing the capital acquired in the Conversion to fund asset growth and asset portfolio diversification into higher-yielding assets. In fiscal 2001, the Company does not intend to significantly grow in asset size from its current level of $520.0 million at June 30, 2000 and may decrease its' asset size to maintain risk-based capital regulatory ratios. Under FDIC regulatory capital adequacy guidelines, the Bank must maintain certain amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations) in order to maintain its status as a well-capitalized institution. As of June 30, 2000 and December 31, 2000, the Bank was fully-leveraged from a risk-based capital standpoint, with ratios of total capital to risk-weighted assets of 10.34% and 11.17%, respectively (with a required ratio of 10%). See
Note 5 to the Company's Notes to Consolidated Financial Statements (Unaudited). Therefore, in fiscal 2001, in order to maintain its well-capitalized status, the Bank will only be able to increase its asset base to the extent of net retained earnings.

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

The Company intends to evaluate the benefits of converting the Bank from a state thrift charter to a state bank charter in 2001. Under regulations established for state savings banks by the Wisconsin Department of Financial Institutions ("DFI"), the Bank is limited in the amount of commercial real estate and commercial business loans it can hold in its loan portfolio. The DFI approved limit for the Bank was 30% of the Bank's total asset base at December 31, 2000 and June 30, 2000. At December 31, 2000, the Bank had $132.1 million of such loans in its portfolio, representing 26.0% of the Bank's total asset base of $508.4 million. At June 30, 2000, the Bank had $138.3 million of such loans in its portfolio, representing 26.0% of the Bank's asset base of $520.0 million. The Company projects that the percentage of total assets represented by commercial real estate and commercial business loans will not increase significantly in fiscal 2001 as a substantial portion of these new originations and purchases are expected to be sold in the secondary market. Thus, while management believes that this regulatory limit is currently sufficient to meet the Bank's business strategy in fiscal 2001, the Company intends to evaluate whether a state bank charter would provide more lending flexibility.

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

CHANGE IN FINANCIAL CONDITION

Total assets decreased $11.5 million, or 2.2%, from $520.0 million at June 30, 2000 to $508.4 million at December 31, 2000. This decrease is primarily reflected in a decrease in loans receivable, mortgage-backed and related securities available-for-sale and deposits. Cash and cash equivalents were $19.2 million and $16.6 million at December 31, 2000 and June 30, 2000, respectively. The increase in cash and cash equivalents was due to a decrease in loans receivable and principal repayments on securities.

Loans receivable decreased to $378.2 million at December 31, 2000 compared to $392.3 million at June 30, 2000. The decrease in loans receivable at December 31, 2000 as compared to June 30, 2000 is primarily the result of management's decision to decrease the level of loans purchased to increase the Bank's ratio of total capital to risk-weighted assets. At December 31, 2000, the ratio of total capital to risk-weighted assets was 11.17% as compared to 10.34% at June 30, 2000.

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

                                                                             AMOUNT MATURING OR REPRICING
                                                           ----------------------------------------------------------------------
                                                                                   MORE THAN    MORE THAN
                                                            WITHIN      FOUR TO     ONE YEAR   THREE YEARS
                                                            THREE       TWELVE      TO THREE     TO FIVE    OVER FIVE
                                                            MONTHS      MONTHS        YEARS       YEARS       YEARS       TOTAL
                                                           --------     --------   ----------  ----------    --------   ---------
                                                                                  (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS(1):
Mortgage loans(2):
     Fixed rate....................................        $ 13,243     $ 30,768     $ 78,696    $ 69,442    $ 54,535   $ 246,684
     Adjustable rate...............................          33,030       36,732       35,019       4,026       1,028     109,835
Consumer loans(2)..................................             115        2,423          412         122           -       3,072
Commercial loans(2)................................           5,718        5,743        5,689       1,724           -      18,874
Mortgage-backed and related securities:
     Fixed rate and securities available-for-sale..           1,702        4,517        8,721       5,534       6,861      27,335
     Adjustable rate...............................          11,072        7,267            -           -           -      18,339
Investment securities and
  securities available-for-sale ...................          25,029          717            -       9,950      29,670      65,366
                                                           --------     --------     --------    --------    --------   ---------
     Total interest-earning assets.................        $ 89,909     $ 88,167     $128,537    $ 90,798    $ 92,094   $ 489,505
                                                           ========     ========     ========    ========    ========   =========
INTEREST-BEARING LIABILITIES:

Deposits(3):

     NOW accounts..................................        $    314     $    942     $  1,494    $    732    $    704   $   4,186
     Money market deposit accounts.................           5,079       15,238       11,378       1,820         347      33,862
     Passbook savings accounts.....................           1,153        3,459        5,489       2,690       2,584      15,375
     Certificates of deposit.......................         116,901      118,668       17,316       2,173           -     255,058
     Escrow deposits...............................               -        1,197            -           -           -       1,197
Borrowings(4)
     FHLB advances and other borrowings............          74,090        8,000       18,030      40,000       6,500     146,620
                                                           --------     --------     --------    --------    --------   ---------
     Total interest-bearing liabilities............        $197,537     $147,504     $ 53,707    $ 47,415    $ 10,135   $ 456,298
                                                           ========     ========     ========    ========    ========   =========
Excess (deficiency) of interest-earning assets over
  interest-bearing liabilities.....................       ($107,628)   ($ 59,337)    $ 74,830    $ 43,383    $ 81,959   $  33,207
                                                           ========     ========     ========    ========    ========   =========
Cumulative excess (deficiency) of interest-earning
  assets over interest-bearing liabilities.........       ($107,628)   ($166,965)   ($ 92,135)  ($ 48,752)   $ 33,207   $  33,207
                                                           ========     ========     ========    ========    ========   =========
Cumulative excess (deficiency) of interest-earning
  assets over interest-bearing liabilities
  as a percent of total assets.....................           (21.2)%      (32.9)%      (18.1)%      (9.6)%       6.5%        6.5%
                                                           ========     ========     ========    ========    ========   =========

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

The following table sets forth information regarding the Bank's non-accrual loans and foreclosed properties at the dates indicated:

                                                                                   THREE MONTHS ENDED
                                                            -------------------------------------------------------------------
                                                              DEC 31         SEP 30        JUN 30        MAR 31        DEC 31
                                                               2000           2000          2000          2000          1999
                                                            --------        --------      --------       --------      --------
                                                          (DOLLARS IN     (DOLLARS IN    (DOLLARS IN   (DOLLARS IN   (DOLLARS IN
                                                            THOUSANDS)      THOUSANDS)     THOUSANDS)    THOUSANDS)    THOUSANDS)
Non-accrual mortgage loans............................      $  2,361        $  1,990      $  1,798       $  1,812      $  2,100
Non-accrual consumer loans............................            44              48            54             63            65
Non-accrual commercial loans & leases.................         2,127               -             -            163             -
                                                            --------        --------      --------       --------      --------
Total non-accrual loans...............................      $  4,532        $  2,038      $  1,852       $  2,038      $  2,165
                                                            ========        ========      ========       ========      ========
Loans 90 days or more
  delinquent and still accruing.......................            46              16            18            118           118
                                                            --------        --------      --------       --------      --------
Total non-performing loans............................      $  4.578        $  2.054      $  1.870       $  2.156      $  2,283
                                                            ========        ========      ========       ========      ========

Non-accrual investment securities.....................             -               -             -              -             -
Total foreclosed real estate net of
  related allowance for losses .......................         1,095           1,145         1,114            960           960
                                                            --------        --------      --------       --------      --------
Total non-performing assets...........................      $  5,673        $  3,199      $  2,984       $  3,116      $  3,243
                                                            ========        ========      ========       ========      ========

Non-performing loans to
  gross loans receivable..............................          1.17%           0.51%         0.45%          0.54%         0.61%
                                                            ========        ========      ========       ========      ========
Non-performing assets to
  total assets .......................................          1.12%           0.62%         0.57%          0.61%         0.63%
                                                            ========        ========      ========       ========      ========


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

ALLOWANCE FOR LOAN LOSSES

The following table sets forth an analysis of the Bank's allowance for loan losses:

                                                                SIX MONTHS         YEAR           SIX MONTHS
                                                                   ENDED           ENDED             ENDED
                                                               DEC. 31, 2000   JUNE 30, 2000     DEC. 31, 1999
                                                               -------------   -------------     -------------
                                                                          (DOLLARS IN THOUSANDS)
         Balance at beginning of period.....................    $   3,201       $    2,648         $   2,648
         Additions charged to expense:
           Multi-family and commercial real estate..........          140              499               197
           Consumer.........................................           40              143                55
           Commercial.......................................           --              229                38
                                                                ---------       ----------         ---------
                                                                      180              871               290
         Recoveries:
            Multi-family and commercial real estate.........           10              499                --
            Consumer........................................           26              143                14
            Commercial......................................           10               22                --

         Charge-offs:
            One- to four-family.............................          (57)             (43)              (30)
            Multi-family & commercial real estate...........         (128)            (119)               --
            Consumer........................................          (90)            (178)              (12)
                                                                ---------       ----------         ---------
                                                                     (276)            (340)              (42)
                                                                ---------       ----------         ---------
         Net charge-offs....................................         (230)            (318)              (28)
                                                                ---------       ----------         ---------
         Balance at end of period...........................   $    3,151       $    3,201         $   2,910
                                                               ==========       ==========         =========
        Allowance for loan losses to
           non-performing loans at end
           of the period....................................        68.83%          171.26%           127.49%
                                                               ==========       ==========         =========
        Allowance for loan losses to
           total loans at end of the period.................         0.80%            0.78%             0.78%
                                                               ==========       ==========         =========

Management believes that the allowance for loan losses is adequate as of December 31, 2000.

RESULTS OF OPERATIONS - COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999

GENERAL

Net income for the three months ended December 31, 2000 decreased to $601,000 from $924,000 for the comparable 1999 period. The decrease in net income was primarily due to a decrease in net interest income. The decrease in net interest income was primarily due to a decrease in net interest margin from 2.65% for the three months ended December 31, 1999 to 2.29% for the comparable 2000 period. Return on average equity decreased to 7.02% for the three months ended December 31, 2000 from 10.88% for the comparable 1999 period. Return on average assets decreased to 0.48% for the three months ended December 31, 2000 from 0.70% for the comparable 1999 period. The decrease in the return on average equity and the return on average assets is due to the decrease in net income for the three months ended December 31, 2000.

NET INTEREST INCOME

The following table presents certain information related to average interest-earning assets and liabilities, net interest rate spread and net interest margin:

                                                                FOR THE THREE MONTHS ENDED DECEMBER 31,
                                               -------------------------------------------------------------------------
                                                                2000                                 1999
                                               -------------------------------------  ----------------------------------
                                                              INTEREST       AVERAGE               INTEREST      AVERAGE
                                                AVERAGE        EARNED/        YIELD/   AVERAGE      EARNED/       YIELD/
                                                BALANCE         PAID          RATE     BALANCE       PAID          RATE
                                               --------      --------       --------  ---------   ---------     --------
                                                                         (DOLLARS IN THOUSANDS)
ASSETS:
Interest-earning assets:
  Mortgage loans..........................     $362,420       $  7,536        8.32%    $  319,142   $  6,435        8.07%
  Consumer loans..........................        2,972             99       13.32          3,480        118       13.56
  Commercial loans........................       20,528            454        8.85         21,566        538        9.98
                                               --------       --------                 ----------   --------
     Total loans..........................      385,920          8,089        8.38        344,188      7,091        8.24
  Securities held-to-maturity:
    Mortgage-backed securities............        1,251             18        5.76          8,784        137        6.24
    Mortgage related securities...........       12,711            218        6.86         45,185        731        6.47
                                               --------       --------                 ----------   --------
     Total mortgage-backed
       and related securities.............       13,962            236        6.76         53,969        868        6.43
  Investment and other securities.........       11,857            180        6.07          9,171        133        5.80
  Securities available-for-sale...........       72,491          1,327        7.32         89,106      1,524        6.84
  Federal Home Loan Bank stock............        8,045            161        8.00          7,407        139        7.51
                                               --------       --------                 ----------   --------
    Total interest-earning assets.........      492,275          9,993        8.12        503,841      9,755        7.74
Non-interest earning assets...............       10,951                                    23,088
                                               --------                                ----------
    Total assets..........................     $503,226                                $  526,929
                                               ========                                ==========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
  NOW accounts............................     $  3,630              7        0.77%    $    2,866         13        1.81%
  Money market deposit accounts...........       33,574            468        5.58         33,004        362        4.39
  Passbook accounts.......................       16,321            118        2.89         20,130        147        2.92
  Certificates of deposit.................      257,512          4,414        6.86        252,085      3,476        5.52
                                               --------       --------                 ----------   --------
    Total deposits........................      311,037          5,007        6.44        308,085      3,998        5.19
Advance payments by borrowers
  for taxes and insurance................         5,235             27        2.06          4,526         26        2.39
Borrowings................................      137,060          2,142        6.25        168,755      2,393        5.67
                                               --------       --------                 ----------   --------
    Total interest-bearing liabilities....      453,332          7,176        6.33        481,366      6,417        5.20
Non-interest bearing deposits
  and liabilities.........................       15,657                                    11,604
Shareholders' equity......................       34,237                                    33,959
                                               --------                                ----------
    Total liabilities and
      shareholders' equity................     $503,226                                $  526,929
                                               ========                                ==========
Net interest income/interest rate spread..                    $  2,817        1.79%                 $  3,338        2.41%
                                                              ========        ====                  ========        ====
Net earning assets/net interest margin....     $ 38,943                       2.29%    $   22,475                   2.65%
                                               ========                       ====     ==========                   ====

Net interest income before provision for losses on loans decreased $521,000, or 15.6%, to $2.8 million for the three months ended December 31, 2000 from $3.3 million for the comparable 1999 period. Interest income increased $238,000 for the three months ended December 31, 2000, partially offset by an increase in interest expense of $759,000. The lower level of net interest income primarily reflects a decrease in interest rate spread to 1.79% for the three months ended December 31, 2000 from 2.41% for the comparable 1999 period and a 2.3% decrease in average interest-earning assets to $492.3 million for the three months ended December 31, 2000 from $503.8 million for the comparable 1999 period and by a 73.3% increase in the excess of the Company's average interest-earning assets over average interest-bearing liabilities to $38.9 million for the three months ended December 31, 2000 from $22.5 million for the comparable 1999 period. The decrease in interest rate spread was primarily due to increased cost of funding sources in the 2000 period as compared to the 1999 period.

INTEREST INCOME

Interest income increased 2.4% to $10.0 million for the three months ended December 31, 2000 from $9.8 million for the comparable 1999 period. The increase in interest income was the result of an increase of 38 basis points in the yield on interest-earning assets to 8.12% for the three months ended December 31, 2000 from 7.74% for the comparable 1999 period, offset by a decrease in average interest-earning assets of 2.3% to $492.3 million for the three months ended December 31, 2000 from $503.8 million for the comparable 1999 period. Interest income on loans increased 14.1% to $8.1 million for the three months ended December 31, 2000, from $7.1 million for the comparable 1999 period. The increase was the result of an increase in the Company's average gross loans of 12.1% to $385.9 million for the three months ended December 31, 2000 from $344.2 million for the comparable 1999 period and by an increase in average yield to 8.20% for the 2000 period from 8.17% for the comparable 1999 period. Gross loans increased primarily as a result of the Company purchasing more loans in the secondary market and increases in multi-family and commercial components of the portfolio and retaining substantially all of its adjustable and short-term fixed rate loan originations. See "Change in Financial Condition" for a discussion of the increase in gross loans. The increase in yield is attributable to the increase in loans originated and purchased at higher interest rates and the upward increase on adjustable rate loans since the period ending December 31, 1999.

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

NON-INTEREST EXPENSE

Non-interest expense increased 1.8% to $2.239 million for the three months ended December 31, 2000 from $2.20 million for the comparable 1999 period. The increase was primarily due to an increase in compensation and benefits to $1.307 million for the three months ended December 31, 2000 from $1.255 million for the comparable 1999 period and an increase in other non-interest expense to $398,000 for the three months ended December 31, 2000 from $329,000 for the comparable 1999 period. Partially, offsetting the increases was a decrease in deposit insurance premiums of $25,000 to $18,000 for the three months ended December 31, 2000 from $43,000 for the comparable 1999 period, a decrease in marketing expense of $41,000 to $108,000 for the three months ended December 31, 2000 from $149,000 for the comparable 1999 period and a decrease in occupancy and equipment expense of $16,000 to $408,000 for the three months ended December 31, 2000 from $424,000 for the comparable 1999 period. The decrease in deposit insurance premiums relates to a decreased premium rate charged by the FDIC for deposit insurance in the 2000 period. The increase in other non-interest expense is primarily due to increases in printing, office supplies, organization dues, legal and other miscellaneous expenses. Management currently expects that non-interest expense will increase in the last two quarters of fiscal 2001 primarily due to the added marketing and staffing costs of the new Glendale banking center.

INCOME TAXES

Income tax expense decreased to $300,000, an effective rate of 33.3% from $431,000, an effective rate of 31.8% primarily due to lower income before taxes. The effective tax rate is less than the expected Federal tax rate of 34% due to the benefit of state net operating loss carryforwards, income on tax-free securities and the increase in cash surrender value of life insurance.

RESULTS OF OPERATIONS - COMPARISON OF THE SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999

GENERAL

Net income for the six months ended December 31, 2000 decreased to $1.3 million from $1.7 million for the comparable 1999 period. The decrease in net income was primarily due to a decrease in net interest income. The decrease in net interest income was primarily due to a decrease in net interest margin to 2.29% for the six months ended December 31, 2000 from 2.65% for the six months ended December 31, 1999. Return on average equity decreased to 7.22% for the six months ended December 31, 2000 from 10.19% for the comparable 1999 period. Return on average assets decreased to 0.49% for the six months ended December 31, 2000 from 0.68% for the comparable 1999 period. The decrease in the return on average equity and the return on average assets is due to the decrease in net income for the six months ended December 31, 2000.

NET INTEREST INCOME

The following table presents certain information related to average interest-earning assets and liabilities, net interest rate spread and net interest margin:

                                                                FOR THE SIX MONTHS ENDED DECEMBER 31,
                                               -------------------------------------------------------------------------
                                                                2000                                 1999
                                               -------------------------------------  ----------------------------------
                                                              INTEREST       AVERAGE               INTEREST      AVERAGE
                                                AVERAGE        EARNED/        YIELD/   AVERAGE      EARNED/       YIELD/
                                                BALANCE         PAID          RATE     BALANCE       PAID          RATE
                                               --------      --------       --------  ---------   ---------     --------
                                                                         (DOLLARS IN THOUSANDS)
ASSETS:
Interest-earning assets:
  Mortgage loans..........................     $ 362,739     $  14,957         8.25%  $ 298,130    $ 12,039         8.08%
  Consumer loans..........................         3,033           202        13.32       3,548         244        13.75
  Commercial loans........................        22,037         1,071         9.72      20,092       1,008        10.03
                                               ---------     ---------                ---------    --------
     Total loans..........................       387,809        16,230         8.37     321,770      13,291         8.26
  Securities held-to-maturity:
    Mortgage-backed securities............         1,301            38         5.84       9,483         298         6.28
    Mortgage related securities...........        13,020           446         6.85      44,521       1,432         6.43
                                               ---------     ---------                ---------    --------
      Total mortgage-backed
       and related securities.............        14,321           484         6.76      54,004       1,730         6.41
  Investment and other securities.........        12,678           391         6.17       8,747         245         5.60
  Securities available-for-sale...........        72,974         2,678         7.34      95,345       3,111         6.52
  Federal Home Loan Bank stock............         7,958           313         7.87       7,055         252         7.14
                                               ---------     ---------                ---------    --------
    Total interest-earning assets.........       495,740        20,096         8.11     486,921      18,629         7.65
Non-interest earning assets...............        12,306                                 22,578
                                               ---------                              ---------
    Total assets..........................     $ 508,046                              $ 509,499
                                               =========                              =========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
  NOW accounts............................     $   3,400            13         0.76%  $   2,841          25         1.76%
  Money market deposit accounts...........        31,917           867         5.43      34,432         761         4.42
  Passbook accounts.......................        16,942           243         2.87      20,414         298         2.92
  Certificates of deposit.................       268,551         9,149         6.81     241,593       6,548         5.42
                                               ---------     ---------                ---------    --------
    Total deposits........................       320,810        10,272         6.40     299,280       7,632         5.10
Advance payments by borrowers
  for taxes and insurance................          4,905            50         2.04       4,277          51         2.38
Borrowings................................       133,567         4,103         6.14     158,552       4,496         5.67
                                               ---------     ---------                ---------    --------
    Total interest-bearing liabilities....       459,282        14,425         6.28     462,109      12,179         5.27
Non-interest bearing deposits
  and liabilities.........................        13,962                                 13,388
Shareholders' equity......................        34,802                                 34,002
                                               ---------                              ---------
    Total liabilities and
      shareholders' equity................     $ 508,046                              $ 509,499
                                               =========                              =========
Net interest income/interest rate spread..                   $   5,671         1.83%               $  6,450         2.38%
                                                             =========         ====                ========         ====
Net earning assets/net interest margin....     $  36,458                       2.29%  $  24,812                     2.65%
                                               =========                       ====   =========                     ====

Net interest income before provision for losses on loans decreased $779,000, or 12.1%, to $5.7 million for the six months ended December 31, 2000 from $6.5 million for the comparable 1999 period. Interest income increased $1.5 million for the six months ended December 31, 2000, partially offset by an increase in interest expense of $2.2 million. The lower level of net interest income primarily reflects a decrease in interest rate spread to 1.83% for the six months ended December 31, 2000 from 2.38% for the comparable 1999 period, offset by a 1.8% increase in average interest-earning assets to $495.7 million for the six months ended December 31, 2000 from $486.9 million for the comparable 1999 period and by a 46.9% increase in the excess of the Company's average interest-earning assets over average interest-bearing liabilities to $36.5 million for the six months ended December 31, 2000 from $24.8 million for the comparable 1999 period. The decrease in interest rate spread was primarily due to increased cost of funding sources in the 2000 period as compared to the 1999 period.

INTEREST INCOME

Interest income increased 7.9% to $20.1 million for the six months ended December 31, 2000 from $18.6 million for the comparable 1999 period. The increase in interest income was the result of an increase of 46 basis points in the yield on interest-earning assets to 8.11% for the six months ended December 31, 2000 from 7.65% for the comparable 1999 period and by an increase in average interest-earning assets of 1.8% to $495.7 million for the six months ended December 31, 2000 from $486.9 million for the comparable 1999 period. Interest income on loans increased 22.1% to $16.2 million for the six months ended December 31, 2000, from $13.3 million for the comparable 1999 period. The increase was the result of an increase in the Company's average gross loans of 20.5% to $387.8 million for the six months ended December 31, 2000 from $321.8 million for the comparable 1999 period and by an increase in average yield to 8.37% for the 2000 period from 8.26% for the comparable 1999 period. Gross loans increased primarily as a result of the Company purchasing more loans in the secondary market and increases in multi-family and commercial components of the portfolio and retaining substantially all of its adjustable and short-term fixed rate loan originations. See "Change in Financial Condition" for a discussion of the increase in gross loans. The increase in yield is attributable to the increase in loans originated and purchased at higher interest rates and the upward increase on adjustable rate loans since the period ending December 31, 1999.

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

NON-INTEREST EXPENSE

Non-interest expense was unchanged at $4.4 million for the six months ended December 31, 2000 and 1999. Compensation and benefits increased to $2.642 million for the six months ended December 31, 2000 from $2.625 million for the comparable 1999 period and other non-interest expense increased to $757,000 for the six months ended December 31, 2000 from $664,000 for the comparable 1999. Offsetting the increases was a decrease in deposit insurance premiums of $53,000 to $35,000 for the six months ended December 31, 2000 from $88,000 for the comparable 1999 period, a decrease in marketing expense of $40,000 to $162,000 for the six months ended December 31, 2000 from $202,000 for the comparable 1999 period and a decrease in occupancy and equipment expense of $17,000 to $800,000 for the six months ended December 31, 2000 from $817,000 for the comparable 1999 period. The decrease in deposit insurance premiums relates to a decreased premium rate charged by the FDIC for deposit insurance in the 2000 period. The increase in other non-interest expense is primarily due to increases in printing, office supplies, organization dues, legal and other miscellaneous expenses. Management currently expects that non-interest expense will increase in the last two quarters of fiscal 2001 primarily due to the added marketing and staffing costs of the new Glendale banking center.

INCOME TAXES

Income tax expense decreased to $649,000, an effective rate of 34.1% from $826,000, an effective rate of 32.3% primarily due to lower income before taxes. The effective tax rate is less than the expected Federal tax rate of 34% due to the benefit of state net operating loss carryforwards, income on tax-free securities and the increase in cash surrender value of life insurance. Also, the effective tax rate for the six months ended December 31, 2000 increased due to a reduction in low-income housing credits recognized.

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


                                   Ledger Capital Corp.
                                   --------------------
                                      (Registrant)

Date:  April 27, 2001
                                   ---------------------------------------------
                                   James D. Smessaert
                                   Chairman of the Board
                                   Chief Executive Officer

Date: April 27, 2001
                                   ---------------------------------------------
                                   Arthur E. Thompson
                                   Chief Financial Officer