Form 10-Q
period 2001-03-31
LEDGER CAPITAL CORP
filed 2001-05-15
CIK 910522

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934




For Quarter Ended March 31, 2001                Commission File Number 0-22224
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


                               (1) Yes [X]      No [_]

                               (2) Yes [X]      No [_]


The number of shares outstanding of the issuer's common stock, par value $1.00 per share, was 2,437,141 at May 11, 2001, the latest practicable date.

                       LEDGER CAPITAL CORP. AND SUBSIDIARY
                                    FORM 10-Q



Part I.  Financial Information

         Item 1.  Financial Statements (unaudited):

                  Consolidated Statements of Financial Condition
                     as of March 31, 2001 and June 30, 2000 (unaudited)...................................       1

                  Consolidated Statements of Income for the Three and Nine Months
                     Ended March 31, 2001 and 2000 (unaudited)............................................       2

                  Consolidated Statements of Shareholders' Equity for the Nine
                     Months ended March 31, 2001 and 2000 (unaudited).....................................       3

                  Consolidated Statements of Cash Flows for the Nine Months
                     ended March 31, 2001 and 2000 (unaudited)............................................       4

                  Notes to Consolidated Financial Statements (unaudited)..................................       6


         Item 2.  Management's Discussion and Analysis of Financial Condition
                     and Results of Operations............................................................      14


         Item 3.  Quantitative and Qualitative Disclosure About Market Risk...............................      34


Part II. Other Information

         Item 1.  Legal Proceedings.......................................................................      35

         Item 2.  Changes in Securities and Use of Proceeds...............................................      35

         Item 3.  Defaults Upon Senior Securities.........................................................      35

         Item 4.  Submission of Matters to a Vote of Security Holders.....................................      35

         Item 5.  Other Information.......................................................................      35

         Item 6.  Exhibits and Reports on Form 8-K........................................................      35

                  Signature Page..........................................................................      36


                       LEDGER CAPITAL CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    (Dollars in thousands, except share data)
                                   (Unaudited)

                                                                                 MARCH 31,              JUNE 30,
                                                                                   2001                   2000
                                                                                -----------            ---------
ASSETS
Cash and non-interest bearing deposits.....................................     $   4,151              $  2,782
Interest-bearing deposits..................................................        17,780                13,777
                                                                                ---------              --------
Cash and cash equivalents..................................................        21,931                16,559

Securities available-for-sale (at fair value):
  Investment securities....................................................        40,809                38,315
  Mortgage-backed and related securities...................................        40,588                35,944
Securities held-to-maturity:
 Investment securities (fair value - $545,000 at March 31, 2001)...........           545                     -
 Mortgage-backed and related securities (fair value -
   $12,464 at March 31, 2001; $14,685 at June 30, 2000)....................        12,465                15,017
Loans held for sale, at lower of cost or market............................         4,934                 1,122
Loans receivable, net......................................................       364,246               392,306
Investment in Federal Home Loan Bank stock, at cost........................         8,355                 7,760
Foreclosed properties, net.................................................         1,389                 1,114
Office properties and equipment............................................         5,924                 5,461
Prepaid expenses and other assets..........................................         5,927                 6,373
                                                                                ---------              --------
          Total assets.....................................................     $ 507,113              $519,971
                                                                                =========              ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Deposits.................................................................     $ 315,823              $345,318
  Notes payable and other borrowings.......................................       146,120               132,040
  Advance payments by borrowers for taxes and insurance....................         2,594                 3,724
  Accrued interest on deposit accounts and other borrowings................         4,453                 3,421
  Accrued expenses and other liabilities...................................         2,294                 1,872
                                                                                ---------              --------
          Total liabilities................................................     $ 471,284              $486,375

Shareholders' Equity:
  Preferred stock, $1.00 par value; authorized 2,000,000 shares;
    none outstanding.......................................................             -                     -
  Common stock, $1.00 par value; authorized 6,000,000 shares;
    issued 3,162,500 shares; outstanding 2,437,141 shares at
    March 31, 2001 and 2,563,241 shares at June 30, 2000...................         3,162                 3,162
  Additional paid-in capital...............................................        10,215                10,075
  Unearned ESOP compensation...............................................          (221)                 (311)
  Unearned restricted stock awards.........................................           (74)                  (74)
  Retained earnings, substantially restricted..............................        30,024                28,627
  Accumulated other comprehensive loss.....................................           (52)               (2,059)
  Treasury stock, at cost: 725,359 shares at March 31, 2001
    and 599,259 shares at June 30, 2000....................................        (7,225)               (5,824)
                                                                                ---------              --------
          Total shareholders' equity.......................................     $  35,829              $ 33,596
                                                                                ---------              --------
          Total liabilities and shareholders' equity.......................     $ 507,113              $519,971
                                                                                =========              ========


     See accompanying Notes to Consolidated Financial Statements (unaudited)

                       LEDGER CAPITAL CORP. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in thousands, except for per share data)
                                   (Unaudited)

                                                                            Three Months Ended       Nine Months Ended
                                                                                  March 31,               March 31,
                                                                           -------------------     ---------------------
                                                                              2001      2000          2001        2000
                                                                            --------- --------     ---------    --------
INTEREST INCOME:
     Loans receivable..................................................     $  7,883   $ 7,758      $ 24,113    $ 21,049
     Mortgage-backed and related securities............................          808     1,410         2,540       4,507
     Securities and interest-bearing deposits..........................        1,064     1,005         3,198       3,246
                                                                            --------   -------      --------    --------
               Total interest income...................................        9,755    10,173        29,851      28,802

INTEREST EXPENSE:
     Deposits..........................................................        4,561     4,578        14,833      12,210
     Advance payments by borrowers for taxes and insurance.............           11         6            61          57
     Notes payable and other borrowings................................        2,291     2,305         6,394       6,801
                                                                            --------   -------      --------    --------
               Total interest expense..................................        6,863     6,889        21,288      19,068
                                                                            --------   -------      --------    --------
     Net interest income...............................................        2,892     3,284         8,563       9,734
     Provision for losses on loans.....................................          150       337           330         627
                                                                            --------   -------      --------    --------
     Net interest income after provision for losses on loans...........        2,742     2,947         8,233       9,107

NON-INTEREST INCOME:
     Service charges on loans..........................................           73        77           213         235
     Service charges on deposit accounts...............................          103       106           323         347
     Loan servicing fees, net..........................................           20        12            54          36
     Insurance commissions.............................................           17        36            74          86
     Gain (loss) on sale of securities and
         mortgage-backed and related securities, net...................            -       (14)            -          48
     Gain (loss) on sale of loans......................................          312      (188)          590         (35)
     Other ............................................................           49        60           130         166
                                                                            --------   -------      --------    --------
               Total non-interest income...............................          574        89         1,384         883

NON-INTEREST EXPENSE:
     Compensation and benefits.........................................        1,419     1,206         4,061       3,831
     Marketing.........................................................          203        87           365         289
     Occupancy and equipment...........................................          507       347         1,307       1,164
     Deposit insurance premiums........................................           17        17            52         105
     Other ............................................................          391       425         1,148       1,089
                                                                            --------   -------      --------    --------
               Total non-interest expense..............................        2,537     2,082         6,933       6,478
                                                                            --------   -------      --------    --------
     Income before income taxes........................................          779       954         2,684       3,512
     Income taxes......................................................          266       276           915       1,102
                                                                            --------   -------      --------    --------
          Net income...................................................     $    513   $   678      $  1,769    $  2,410
                                                                            ========   =======      ========    ========
          Earnings per share - (basic) ................................     $   0.22   $  0.27      $   0.74    $   0.93
                                                                            ========   =======      ========    ========
          Earnings per share - (diluted) ..............................     $   0.21   $  0.26      $   0.72    $   0.90
                                                                            ========   =======      ========    ========





     See accompanying Notes to Consolidated Financial Statements (unaudited)

                       LEDGER CAPITAL CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (Dollars in thousands)

                                                                               (Unaudited)

                                                                 Additional     Unearned        Unearned
                                                     Common       Paid-In        ESOP         Restricted    Retained
                                                      Stock        Capital    Compensation       Stock      Earnings
                                                     -------    ------------  ------------    -----------  ----------
NINE MONTHS ENDED MARCH 31, 2001
Balance at June 30, 2000...........................   $3,162      $10,075        ($311)          ($74)      $28,627

Net income.........................................        -            -            -              -         1,769
Accumulated other comprehensive income:
    Unrealized holding gain arising during the period      -            -            -              -             -
     Income tax effect.............................        -            -            -              -             -

Comprehensive income...............................        -            -            -              -             -
Cash Dividends ($.15 per share)....................        -            -            -              -          (360)
Amortization of unearned ESOP......................        -          135           90              -             -
Purchase of treasury stock (128,100 shares)........        -            -            -              -             -
Exercise of stock options (2,000 shares)...........        -            5            -              -           (12)
                                                      ------      -------        -----           ----       -------

Balance at March 31, 2001..........................   $3,162      $10,215        ($221)          ($74)      $30,024
                                                      ======      =======        ======          =====      =======

NINE MONTHS ENDED MARCH 31, 2000
Balance at June 30, 1999...........................   $3,162      $ 9,937        ($405)          ($78)      $25,765

Net income.........................................        -            -            -              -         2,410
Accumulated other comprehensive income:
    Unrealized holding loss arising during period..        -            -            -              -             -
     Re-classification adjustment for gains
    realized in income.............................        -            -            -              -             -
     Income tax effect.............................        -            -            -              -             -

Comprehensive income...............................        -            -            -              -             -
Cash Dividends ($.10 per share)....................        -            -            -              -          (269)
Amortization of unearned ESOP and
  restricted stock award compensation..............        -          204           90              4             -
Purchase of treasury stock (276,700 shares)........        -            -            -              -             -
                                                      ------      -------        -----           ----       -------

Balance at March 31, 2000..........................   $3,162      $10,141        ($315)          ($74)      $27,906
                                                      ======      =======        =====           ====       =======


                                                                    Accumulated
                                                                       Other          Total
                                                         Treasury  Comprehensive  Shareholders'
                                                           Stock       loss          Equity
                                                         --------  -------------  -------------
NINE MONTHS ENDED MARCH 31, 2001
Balance at June 30, 2000...........................      ($5,824)    ($2,059)         $33,596

Net income.........................................            -           -            1,769
Accumulated other comprehensive income:
    Unrealized holding gain arising during the period          -       3,320            3,320
     Income tax effect.............................            -      (1,313)          (1,313)
                                                                                      -------
Comprehensive income...............................            -           -            2,007
Cash Dividends ($.15 per share)....................            -           -             (360)
Amortization of unearned ESOP......................            -           -              225
Purchase of treasury stock (128,100 shares)........       (1,421)          -           (1,421)
Exercise of stock options (2,000 shares)...........           20           -               13
                                                         -------     -------          -------

Balance at March 31, 2001..........................      ($7,225)       ($52)         $35,829
                                                         =======     =======          =======

NINE MONTHS ENDED MARCH 31, 2000
Balance at June 30, 1999...........................      ($2,796)    ($1,089)         $34,496

Net income.........................................            -           -            2,410
Accumulated other comprehensive income:
    Unrealized holding loss arising during period..            -      (1,554)          (1,554)
     Reclassification adjustment for gains
    realized in income.............................            -         (48)             (48)
     Income tax effect.............................            -         601              601
                                                                                      -------
Comprehensive income...............................            -           -           (1,001)
Cash Dividends ($.10 per share)....................            -           -             (269)
Amortization of unearned ESOP and
  restricted stock award compensation..............            -           -              298
Purchase of treasury stock (276,700 shares)........       (3,028)          -           (3,028)
                                                         -------     -------          -------

Balance at March 31, 2000..........................      ($5,824)    ($2,090)         $32,906
                                                         =======     =======          =======




    See accompanying Notes to Consolidated Financial Statements (unaudited)

                       LEDGER CAPITAL CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                       NINE MONTHS ENDED
                                                                                            MARCH 31,
                                                                                  2001                     2000
                                                                                ---------                --------
                                                                                         (IN THOUSANDS)
OPERATING ACTIVITIES
Net Income..................................................................     $  1,769                $  2,410
Adjustments to reconcile net income to cash
provided by (used in) operating activities:
  Provision for losses on loans.............................................          330                     627
  Provision for depreciation and amortization...............................          376                     562
  Net gain on sales of investments and
    mortgage-backed and related securities..................................            -                     (48)
  Net (gain) loss on sale of loans..........................................         (590)                     35
  Proceeds from the sale of trading securities..............................            -                  24,107
  Amortization of unearned ESOP and restricted stock awards.................          225                     298
  Loans originated for sale.................................................      (47,920)                (15,976)
  Sales of loans originated for sale........................................       44,108                   8,422
  Increase in prepaid expenses and other assets.............................         (907)                 (1,712)
  Decrease in payables for investments purchased............................            -                  (9,909)
  Increase in accrued expenses and other liabilities........................        1,454                   2,100
  Other adjustments.........................................................           98                     940
                                                                                 --------                --------
Net provided by (cash used) in operating activities.........................       (1,057)                 11,856
                                                                                 ---------               --------

INVESTING ACTIVITIES
Proceeds from the sale of securities available-for-sale.....................          500                  46,602
Proceeds from the maturity of securities available-for-sale.................        5,000                   4,160
Proceeds from the maturity of securities held-to-maturity...................          864                       -
Purchases of securities available-for-sale..................................      (16,007)                (34,737)
Purchases of mortgage-backed and related securities.........................            -                  (8,096)
Purchases of investment securities held-to-maturity.........................       (1,409)                      -
Principal collected on mortgage-backed and related securities...............        9,208                  27,595
Net decrease (increase)  in loans receivable................................       27,939                 (96,061)
Proceeds from the sale of foreclosed properties.............................           50                     980
Purchase of Federal Home Loan Bank stock....................................         (595)                 (1,100)
Purchases of office properties and equipment, net...........................         (808)                   (130)
                                                                                 --------                --------
Net cash provided by (used in) investing activities.........................       24,742                 (60,787)
                                                                                 --------                --------

FINANCING ACTIVITIES
Net (decrease)  increase in deposits........................................      (29,495)                 43,082
Proceeds from long-term notes payable to Federal Home Loan Bank.............       55,000                  95,000
Repayment of long-term notes payable to Federal Home Loan Bank..............      (35,000)                (81,500)
Net decrease in  short-term notes payable and other borrowings..............       (5,920)                 (1,235)
Exercise of stock options...................................................           13                       -
Purchase of treasury stock..................................................       (1,421)                 (3,028)
Cash dividends..............................................................         (360)                   (269)
Net decrease in advance payments by borrowers for
  taxes and insurance.......................................................       (1,130)                 (1,232)
                                                                                 --------                --------
Net cash provided by (used in) financing activities.........................      (18,313)                 50,818
                                                                                 --------                --------
Increase in cash and cash equivalents.......................................        5,372                   1,887
Cash and cash equivalents at beginning of period............................       16,559                   8,599
                                                                                 --------                --------
Cash and cash equivalents at end of period..................................     $ 21,931                $ 10,486
                                                                                 ========                ========

     See accompanying Notes to Consolidated Financial Statements (unaudited)

                       LEDGER CAPITAL CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                        NINE MONTHS ENDED
                                                                                            MARCH 31,
                                                                                     2001              2000
                                                                                   --------           -------
                                                                                          (IN THOUSANDS)
Supplemental disclosures of cash flow information:

Interest paid (including amounts credited to deposit accounts) ..............       $20,256           $17,286

Income taxes paid ...........................................................       $   774           $   754


Non-cash transactions:

Loans transferred to foreclosed properties...................................       $   381           $ 1,319


Securities and mortgage-backed securities reclassified to
  Trading and securities available-for-sale..................................             -           $37,803



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

The results of operations and other data for the three and nine months ended March 31, 2001 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2001.

The unaudited consolidated financial statements include the accounts of Ledger Capital Corp. (the "Company") and its wholly-owned subsidiary, Ledger Bank, S.S.B. and subsidiaries (the "Bank") as of and for the three and nine months ended March 31, 2001. All material intercompany accounts and transactions have been eliminated in consolidation.


(2)  STOCK BENEFITS AND INCENTIVE PLANS

At March 31, 2001, the Company has reserved 373,642 shares of common stock for a non-qualified stock option plan and 18,462 shares of ungranted restricted common stock reserved for employees and directors. With respect to options, which have not been granted, the option exercise price cannot be less than the fair market value of the underlying common stock as of the date of option grant, and the maximum term cannot exceed ten years. At March 31, 2001, there were 321,280 stock options outstanding under the fixed and variable stock option plans.


The following is a summary of fixed plan stock option activity:

                                                                                 SHARES                OPTION
                                                                                  UNDER               PRICE PER
                                                                                 OPTION                 SHARE
                                                                                 ------                 -----
Outstanding at June 30, 2000.............................................        277,480         $ 4.00 - $ 14.63
    Granted..............................................................         15,500                  $  9.75
    Exercised............................................................         (2,000)                 $  4.00
                                                                                 -------         ----------------

Outstanding at March 31, 2001............................................        290,980         $ 4.00 - $ 14.63



The Board of Directors approved the grant of 30,300 performance based stock options on September 28, 2000. These stock option grants provide two executives of the Company, as well as the outside directors, an opportunity to buy up to a specified number of shares of the Company if certain performance levels are reached for the periods ended June 30, 2001, 2002 and 2003. These options have 10-year terms, but only vest if the target performance is met for a period or upon a change in control. If a performance target is met in the second or third year of the applicable performance period, previously unvested options for the years, in which performance targets were not met, also vest.

The options have an exercise price of $10.688, which is equal to 100% of the market value on the date of grant. These options will be accounted for, as variable plan options and compensation expense will be recorded based upon the difference in the market value and the exercise price of the stock on the date on which the options vest. No compensation expense was accrued for the nine months ended March 31, 2001.


The following is a summary of variable plan performance stock option activity:


                                                                                 SHARES
                                                                                  UNDER             WEIGHTED-AVERAGE
                                                                                 OPTION              EXERCISE PRICE
                                                                                 ------             ----------------
Outstanding at June 30, 2000.............................................              -
    Granted..............................................................         30,300                 $ 10.688
                                                                                  ------             ------------

Outstanding at March 31, 2001............................................         30,300                 $ 10.688

Options Exercisable at March 31, 2001....................................              -                        -



(3)  EARNINGS PER SHARE

Basic earnings per share of common stock for the three and nine months ended March 31, 2001 and March 31, 2000 have been computed by dividing net income for the period by the weighted average number of shares of common stock reduced by ungranted restricted stock and uncommitted ESOP shares. Diluted earnings per share is calculated by dividing net income by the sum of the weighted average shares used in the basic earnings per share calculation plus the effect of dilutive stock options. The effect of dilutive stock options is calculated using the treasury stock method. The computation of earnings per share is as follows:

                                                For the Three Months          For the Three Months
                                                 Ended Mar. 31, 2001          Ended Mar. 31, 2000
                                             --------------------------    --------------------------
                                                Basic          Diluted        Basic          Diluted
                                             -----------    -----------    -----------    -----------
Weighted average common shares outstanding     2,437,141      2,437,141      2,627,682      2,627,682
Ungranted restricted stock ...............       (18,462)       (18,462)       (18,462)       (18,462)
Uncommitted ESOP shares ..................       (75,900)       (75,900)       (94,875)       (94,875)
Common stock equivalents due to
   dilutive effect of stock options ......             -         74,550              -         69,632
                                             -----------    -----------    -----------    -----------

Total weighted average common shares
        and equivalents outstanding ......     2,342,779      2,417,329      2,514,345      2,583,977
                                             ===========    ===========    ===========    ===========

        Net income for period ............   $   513,000    $   513,000    $   678,000    $   678,000
        Earnings per share ...............   $      0.22    $      0.21    $      0.27    $      0.26
                                             ===========    ===========    ===========    ===========


                                                For the Three Months          For the Three Months
                                                 Ended Mar. 31, 2001          Ended Mar. 31, 2000
                                             --------------------------    --------------------------
                                                Basic          Diluted        Basic          Diluted
                                             -----------    -----------    -----------    -----------
Weighted average common shares outstanding     2,490,950      2,490,950      2,706,019      2,706,019
Ungranted restricted stock ...............       (18,462)       (18,462)       (18,462)       (18,462)
Uncommitted ESOP shares ..................       (75,900)       (75,900)       (94,875)       (94,875)
Common stock equivalents due to
   dilutive effect of stock options ......             -         74,385              -         75,844
                                             -----------    -----------    -----------    -----------

Total weighted average common shares
        and equivalents outstanding ......     2,396,588      2,470,973      2,592,682      2,668,526
                                             ===========    ===========    ===========    ===========

          Net income for period ..........   $ 1,769,000    $ 1,769,000    $ 2,410,000    $ 2,410,000
        Earnings per share ...............   $      0.74    $      0.72    $      0.93    $      0.90
                                             ===========    ===========    ===========    ===========


(4)  COMMITMENTS AND CONTINGENCIES

Commitments to originate mortgage loans of $3.9 million at March 31, 2001 represent amounts, which the Bank expects to fund during the quarter ending June 30, 2001. There were no forward commitments to sell fixed-rate mortgage loans at March 31, 2001. The Bank had unissued credit under existing home equity line-of-credit loans and credit card lines of $13.1 million and $6.5 million, respectively, as of March 31, 2001. Also, the Bank had unused credit under existing commercial line-of-credit loans of $4.3 million at March 31, 2001. The Bank had no commitments to purchase or sell fixed-rate mortgage related securities as of March 31, 2001. The fair value of loan commitments at March 31, 2001 is not material to the financial statements.


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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). As of March 31, 2001, management believes that the Bank meets all capital adequacy requirements to which it is subject.

As of March 31, 2001, the Bank is well capitalized as defined by regulatory standards. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank's category.

The Bank's actual capital amounts and ratios are presented in the tables below.

                                                                                             TO BE WELL CAPITALIZED
                                                                             FOR CAPITAL     UNDER PROMPT CORRECTIVE
                                                         ACTUAL           ADEQUACY PURPOSES     ACTION PROVISIONS
                                                 -------------------      ------------------ -----------------------
                                                  AMOUNT       RATIO       AMOUNT      RATIO     AMOUNT     RATIO
                                                  -------      -----      --------     -----    --------    -----
                                                                (DOLLARS IN THOUSANDS)
As of March 31, 2001:
   Tier I Capital Leverage (to Average Assets):
     Consolidated .............................   $35,765       7.15%      $15,008      3.00%      N/A      N/A
     Ledger Bank ..............................    36,320       7.30        14,923      3.00     24,872     5.00
   Tier I Capital (to Risk-Weighted Assets):
     Consolidated .............................    35,765      10.24        13,973      4.00       N/A      N/A
     Ledger Bank ..............................    36,320      10.48        13,861      4.00     20,791     6.00
   Total Capital (to Risk-Weighted Assets):
     Consolidated .............................    39,030      11.17        27,945      8.00       N/A      N/A
     Ledger Bank ..............................    39,585      11.42        27,722      8.00     34,652    10.00


As a state-chartered savings bank, the Bank also is subject to a minimum regulatory capital requirement of the State of Wisconsin. At March 31, 2001, on a fully-phased-in basis of 6.0%, the Bank had actual capital of $39,664,000 with a required amount of $30,541,000, for excess capital of $9,123,000.

(6)  LOANS RECEIVABLE

Loans receivable are summarized as follows:

                                                              MAR. 31,                 JUNE 30,
                                                                2001                    2000
                                                        -------------------      -------------------
                                                                       (IN THOUSANDS)
                                                                                                          Increase
                                                         Amount     Percent      Amount      Percent     (Decrease)
                                                         ------     -------      ------      -------     ----------
Real estate mortgage loans:
    Residential one-to-four family...................   $165,435      44.0%      $186,276      45.1%      ($20,841)
    Home equity......................................     21,813       5.8%        21,758       5.3%            55
    Residential multi-family.........................     48,711      13.0%        41,751      10.1%         6,960
    Commercial real estate...........................     80,265      21.4%        86,521      21.0%        (6,256)
    Residential construction.........................      2,260       0.6%        21,284       5.1%       (19,024)
    Other construction and land......................     32,229       8.6%        27,179       6.6%         5,050
                                                        --------     -----       --------    ------       --------
         Total real estate mortgage loans............    350,713      93.4%       384,769      93.2%       (34,056)

Consumer-related loans:
     Automobile......................................        232       0.1%           262       0.1%            30
    Credit card......................................      1,919       0.5%         2,112       0.5%          (193)
    Other consumer loans.............................        714       0.2%           853       0.2%          (139)
                                                        --------     -----       --------    ------       --------
         Total consumer-related loans................      2,865       0.8%         3,227       0.8%          (362)
                                                        --------     -----       --------    ------       --------

Commercial loans and leases..........................     22,053       5.8%        24,589       6.0%        (2,536)
                                                        --------     -----       --------    ------       --------
         Gross loans.................................    375,631     100.0%       412,585     100.0%      ($36,954)

Accrued interest receivable..........................      2,486                    2,573

Less:
    Undisbursed portion of loan proceeds.............     (9,651)                 (18,589)
    Deferred loan fees...............................       (499)                    (630)
    Deferred interest on sale of REO.................        (57)                     (61)
    Deferred gain on sale of REO.....................        (57)                     (58)
    Unearned interest................................       (342)                    (313)
    Allowances for loan losses.......................     (3,265)                  (3,201)
                                                        --------                 --------
                                                        $364,246                 $392,306
                                                        ========                 ========



Loans serviced for investors totaled $51.1 million and $48.6 million at March 31, 2001 and June 30, 2000, respectively. Non-performing loans totaled $5.5 million and $1.9 million at March, 31, 2001 and June 30, 2000, respectively. Impaired loans totaled $3.5 million and $880,000 at March 31, 2001 and June 30, 2000, respectively. See "Asset Quality" contained in the section entitled, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the increase in non-performing and impaired loans.

(7)  NOTES PAYABLE AND OTHER BORROWINGS

Notes payable and other borrowings are summarized as follows (dollars in thousands):

                                                MAR. 31, 2001                       JUNE 30, 2000
                                         -------------------------            ------------------------
                                                         WEIGHTED                             WEIGHTED
                                                          AVERAGE                              AVERAGE
                             MATURITY       AMOUNT         RATE                 AMOUNT          RATE
Advances from
  Federal Home Loan Bank       2000       $      -            -%              $  5,000          6.60%
                               2001          3,000         5.91                  3,000          5.91
                               2002          5,000         6.43                  5,000          6.43
                               2003         13,030         6.12                  3,030          5.59
                               2004         30,000         6.14                 50,000          5.63
                               2005         60,000         6.18                 35,000          6.03
                               2007          6,500         6.52                  6,500          6.52
                               2008          5,000         4.35                  5,000          4.35
                               2010         10,000         5.90                      -             -
                                          --------                            --------
                                          $132,530         6.10%              $112,530          5.83%
                                                           =====                                ====

Open line of credit
  With Wells Fargo Bank        2001       $  4,350         6.94%              $  1,000          9.00%



Securities sold under
  Agreements to repurchase     2010          9,240         5.87%                18,510          6.24%
                                          --------                            --------
                                          $146,120                            $132,040
                                          ========                            ========



FHLB advances totaled $132.5 million, or 90.7%, and $112.5 million, or 85.2%, of total borrowings at March 31, 2001 and June 30, 2000, respectively. Certain advances are callable by the FHLB. Advances callable within one year amount to $65.0 million and $70.0 million at March 31, 2001 and June 30, 2000, respectively. The Company is required to maintain as collateral unencumbered one-to-four family mortgage loans in its portfolio such that the outstanding balance of FHLB advances does not exceed 60% of the book value of this collateral. The Company had delivered mortgage-backed securities with a carrying value of $34.5 million and $38.7 million at March 31, 2001 and June 30, 2000, respectively. In addition, all FHLB advances are collateralized by all Federal Home Loan Bank stock and are subject to prepayment penalties. The Company's unused advance line with the Federal Home Loan Bank was $0 million based upon collateral pledged at March 31, 2001. The bank does not hold any FHLB variable rate term borrowings at March 31, 2001.

The Company enters into sales of mortgage-backed securities with agreements to repurchase identical securities (reverse repurchase agreements) and substantially identical securities (dollar reverse repurchase agreements). These transactions are treated as financings with the obligations to repurchase securities reflected as a liability. The dollar amount of securities underlying the agreements remains in the asset accounts. The securities underlying the agreements are delivered to the counterparty's account. Securities sold under agreements to repurchase were $9.2 million and $18.5 million at March 31, 2001 and June 30, 2000, respectively.

The Company has a line of credit facility with Wells Fargo Bank that was originated in fiscal 2000. The line of credit provides the holding company with a source of funding to acquire commercial real estate loans and to increase the Bank's capital. The line of credit has a variable rate tied to the Fed Funds rate.

(8) EMPLOYEE STOCK OWNERSHIP PLAN

The Company has an employee stock ownership plan (ESOP) covering all full-time employees of the Company who have attained age 21 and completed one year of service during which they work at least 1,000 hours. The ESOP initially borrowed $1.0 million from the Company and purchased 253,000 common shares issued in connection with the Bank's conversion from mutual to stock form in 1993. The balance of this loan was $303,600 and $404,800 at March 31, 2001 and 2000, respectively. The Bank makes annual contributions to the ESOP equal to the ESOP's debt service. As the debt is repaid, shares are released from collateral and allocated to active employees, based on the proportion of debt service paid in the year. The Company accounts for its ESOP in accordance with Statement of Position 93-6. Accordingly, the debt of the ESOP is recorded as debt (which is eliminated in consolidation) and the shares pledged as collateral are reported as unearned ESOP shares at their original cost in the statement of financial position. As the shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares. The excess of the current market price of shares released over the cost of those shares is credited to additional paid-in-capital. As shares are released, they become outstanding for earnings-per-share computations. Dividends on allocated ESOP shares are recorded as a reduction of shareholders' equity; dividends on unallocated ESOP shares are recorded as compensation expense. ESOP compensation expense for the nine months ended March 31, 2001 and 2000 was $225,000 and $294,000, respectively.

The following is a summary of ESOP shares at March 31, 2001 and 2000:


                                                                              Shares
                                                                  -----------------------------
                                                                     2001               2000
                                                                  -----------------------------
Allocated shares..............................................        158,911           138,931
Unreleased shares.............................................         59,890            83,309
                                                                  -----------------------------
Total ESOP shares.............................................        218,801           222,240
                                                                  =============================

Fair value of unreleased shares at March 31,..................    $   658,790         $ 781,000
                                                                  =============================

(9)  ACCOUNTING FOR DERIVATIVE INVESTMENTS AND HEDGING ACTIVITIES


During the fiscal year ended June 30, 2000, the Company entered into interest rate caps with a notional amount of $75.0 million with maturity dates ranging from June 14, 2001 to January 3, 2002. The interest rate caps are carried at fair market value of $0 and $166,000 in the Consolidated Statement of Financial Condition at March 31, 2001 and June 30, 2000, respectively. The change in the time value of the interest rate caps is included in interest expense for the quarter and the change that relates to the difference in fair value of the interest rate caps is adjusted to Accumulated Other Comprehensive Income (Loss). At March 31, 2001, the Company continued to designate these caps as a cash flow hedge of the interest rate risk on short-term wholesale certificates of deposit which renew every 90 days and are indexed to the 3-month LIBOR. The caps are also indexed to the 3-month LIBOR interest rate with a 7% strike rate. Cash payments will be received by the Company if the 3-month LIBOR exceeds 7%.

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

At March 31, 2001, with the exception of certain commitments to originate loans discussed below, the interest rate caps are the only derivative instruments used by the Company to manage interest rate risk. The Company's derivative activities are monitored by its Asset Liability Committee as part of that Committee's oversight of risk management and asset/liability functions.

The Bank also categorizes certain commitments to originate mortgage loans as derivative financial instruments. Due to the short duration of the commitment, the fair value of such commitments is considered immaterial to the Company's results of operations and financial position at March 31, 2001 and June 30, 2000.

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

The Company has substantially completed its strategy of utilizing the capital acquired in the Conversion to fund asset growth and asset portfolio diversification into higher-yielding assets. In fiscal 2001, the Company does not intend to significantly grow in asset size and may decrease its' asset size to maintain risk-based capital regulatory ratios. Under FDIC regulatory capital adequacy guidelines, the Bank must maintain certain amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations) in order to maintain its status as a well-capitalized institution. As of June 30, 2000 and March 31, 2001, the Bank was substantially fully-leveraged from a risk-based capital standpoint, with ratios of total capital to risk-weighted assets of 10.34% and 11.42%, respectively (with a required ratio of 10%). See
Note 5 to the Company's Notes to Consolidated Financial Statements (Unaudited). In fiscal 2001, in order to maintain its well-capitalized status, the Bank plans only to increase its asset base to the extent of net retained earnings.

The Company's asset portfolio diversification has been achieved by altering the composition of loans and securities originated, purchased, sold and held in the total asset portfolio. In particular, the Company has focused on originating and purchasing higher-yielding non-conforming one-to-four family, multi-family, commercial real estate and commercial business loans secured by properties or assets located both within and outside of the Company's primary lending area, to either replace or supplement lower-yielding one-to-four family mortgage loans and principal run-off from the mortgage securities portfolio. For the nine months ended March 31, 2001, the Company originated and purchased loans or participation interests (loan production) totaling $94.6 million and $25.8 million, respectively (total loan production of $120.4 million), as compared to the nine months ended March 31, 2000 when originated and purchased loans and participation interests totaled $110.2 million and $85.6 million, respectively (total loan production of $195.8 million). Approximately $25.8 million and $83.6 million of the Company's total loan production related to properties or business assets located outside of the Company's primary lending area in the nine months ended March 31, 2001 and 2000, respectively. It is anticipated that the lower level of loans purchased outside of the Company's lending area will continue through the balance of fiscal 2001.

The Company intends to continue to maximize the yield on its loan portfolio in fiscal 2001 by maintaining the portfolio percentage composition of higher-yielding non-conforming one-to-four family, multi-family, commercial real estate and commercial business loans and selling substantially all of its current year lower-yielding one-to-four family mortgage loans originated. The Company projects that total loan production will be approximately $160 million in fiscal 2001 compared to $259.3 million in fiscal 2000. The Company anticipates that approximately less than half of its total loan production in fiscal 2001 will be generated from the purchase of loans secured by properties located outside of its primary market area. A significant portion of out-of-market purchases is expected to relate to non-conforming one-to-four family mortgage loans, multi-family and commercial real-estate loans. Under regulations established for state savings banks by the Wisconsin Department of Financial Institutions ("DFI"), the Bank is limited in the amount of commercial real estate and commercial business loans it can hold in its loan portfolio. The DFI approved limit for the Bank was 30% of the Bank's total asset base at March 31, 2001 and June 30, 2000. At March 31, 2001, the Bank had $134.5 million of such loans in its portfolio, representing 26.6% of the Bank's total asset base of $505.7 million. At June 30, 2000, the Bank had $138.3 million of such loans in its portfolio, representing 26.0% of the Bank's asset base of $520.0 million. The Company projects that the percentage of total assets represented by commercial real estate and commercial business loans will not increase significantly in fiscal 2001 as a substantial portion of these new originations and purchases are expected to be sold in the secondary market.

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

The Company intends to support the Bank's new name and enhanced brand identity through increased marketing expenditures in fiscal 2001. In addition, a new full-service banking center in Glendale, Wisconsin opened January 2, 2001. This north shore location currently serves as the executive and administrative headquarters for the Company and Bank. The full-service banking center offers traditional deposit products and services, discount brokerage services, and mortgage, consumer and commercial business lending services. The Company expects to incur significant non-interest expenses in connection with the new banking center.

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

During fiscal 2001, the Company has and plans to generate non-interest income by leveraging its existing commercial lending capabilities through the origination, selling and servicing of commercial real estate mortgages on a national basis, with primary concentration in the southwest and western regions of the country. While the Company primarily expects to originate and purchase commercial real estate mortgages on a national basis, it also may originate and purchase loans or participation interests in loans secured by multi-family real estate and commercial business assets. The new commercial mortgage banking operation, Ledger Financial, Inc. ("LFI"), is a wholly-owned subsidiary of the Company. LFI will originate loans from a third party commercial real-estate broker on a non-exclusive basis and act as the lender of record until the loan is sold without recourse, generally within 45 days of the loan closing. LFI will retain the servicing rights to these loans and receive a servicing fee. The Company estimates that based on LFI operations for the nine months ended March 31, 2001 approximately $10 - $20 million of commercial real estate mortgage loans will be originated, sold and serviced on a national basis, with primary concentration in the southwest and western regions of the country. During the nine months ended March 31, 2001, LFI originated a $3.7 million loan and sold $1.5 million of that loan. LFI revenues, generated primarily through the collection of originating and servicing fees, are projected to be approximately $25,000 - $50,000 in fiscal 2001. The primary benefit of the expansion of the Bank's commercial lending activities is to gain economies of scale through the ability to leverage existing staff, expertise level, overhead and infrastructure in order to increase fee income without a significant incremental increase in expenses.

The Company expects to incur significant increases in non-interest expense as a result of implementing its strategic business plan in fiscal 2001. In addition, due to the Company's negative interest rate gap position (29.3% at March 31, 2001) and the lower level of market interest rates experienced so far in 2001, management estimates that net interest income will increase during the last quarter of fiscal 2001 and in future quarters provided market interest rates remain unchanged or decline further. Due to the contractual maturity structure of both retail and wholesale certificates of deposit, the benefit of lower interest rates is expected to be realized by the Company in future quarters as those certificates of deposit mature and are repriced at the new lower interest rates.

To mitigate the negative effect on net income in future periods due to potential increases in market interest rates, the Company intends to continue to decrease its negative interest rate gap position by lengthening the maturities of its wholesale funding sources (wholesale brokered CDs and FHLB advances). The Company also may implement hedging strategies involving derivative financial instruments such as options and interest rate swaps during fiscal 2001. See "Management's Discussion and Analysis of Financial Condition - Asset/Liability Management."

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds are retail and wholesale brokered deposits, proceeds from principal and interest payments on loans, principal and interest payments on mortgage-backed and related securities, FHLB-Chicago advances and reverse repurchase agreements. Alternative funding sources are evaluated and utilized based upon factors such as interest rates, availability, maturity, administrative costs and retention capability. Although maturity and scheduled amortization of loans are predictable sources of funds, deposit flows, mortgage prepayments and prepayments on mortgage-backed and related securities are influenced significantly by general interest rates, economic conditions and competition. Mortgage loans and mortgage securities prepayments increased in fiscal 1999 overall as interest rates declined significantly during the first half of the fiscal year before increasing in the last half of the fiscal year. As a result of the upward trend in interest rates that extended through most of fiscal 2000, mortgage loan and mortgage securities prepayments and gain on sales of loans have decreased compared to the fiscal 1999 period. Interest rates have decreased during the nine months ended March 31, 2001, producing an increase in gains on the sales of loans for the period.

The primary investing activity of the Company is the origination and purchase of loans and the purchase of mortgage-backed and related securities. For the nine months ended March 31, 2001, the Company originated and purchased loans totaling $94.6 million and $25.8 million, respectively, as compared to the nine months ended March 31, 2000 when originated and purchased loans totaled $110.2 million and $85.6 million, respectively. Purchases of mortgage-backed and related securities held-to-maturity for the nine months ended March 31, 2001 and 2000 totaled $0 and $8.1 million, respectively. Purchases of investment securities held-to-maturity for the nine months ended March 31, 2001 totaled $1.4 million.

For the nine months ended March 31, 2001 and 2000, these activities were funded primarily by principal repayments on loans of $115.9 million and $90.1 million, respectively; principal repayments on mortgage-backed and related securities of $9.2 million and $27.6 million, respectively; proceeds from the sale of mortgage loans of $44.1 million and $8.4 million, respectively; net proceeds from notes payable to the FHLB-Chicago of $20.0 and $13.5 million, respectively; and a net increase in deposits of $43.1 million during the 2000 period. There were purchases of $16.0 million of securities available-for-sale for the nine months ended March 31, 2001, compared to purchases of $34.7 million for the nine months ended March 31, 2000.

Sales of securities available-for-sale for the nine months ended March 31, 2000 totaled $500,000 as compared to sales of $46.6 million for the nine months ended March 31, 2000. There were no purchases or sales of trading securities for the nine months ended March 31, 2001 and 2000.

The Company is required to maintain minimum levels of liquid assets under the regulations of the Wisconsin Department of Financial Institutions, Division of Savings and Loan for state-chartered stock savings banks.

Savings banks are required to maintain an average daily balance of liquid assets (including cash, certain time deposits, certain bankers acceptances, certain corporate debt securities, securities of certain mutual funds and specified United States government, state or federal agency obligations) of not less than 8.0%. The Company's liquidity ratio was 14.43% at March 31, 2001. The Company adjusts its liquidity levels to meet various funding needs and to meet its asset and liability management objectives.

The Company's most liquid assets are cash and cash equivalents, which include investments in highly-liquid, short-term investments. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. At March 31, 2001 and June 30, 2000, cash and cash equivalents were $21.9 million and $16.6 million, respectively. The increase in cash and cash equivalents was due to a decrease in loans receivable and principal repayments on securities.

Liquidity management for the Company is both an ongoing and long-term function of the Company's asset/liability management strategy. Excess funds generally are invested in short-term investments such as federal funds or overnight deposits at the FHLB-Chicago. Whenever the Company requires funds beyond its ability to generate them internally, additional sources of funds are available and obtained from the wholesale brokered and non-brokered market as well as the unused credit line from the FHLB-Chicago (subject to the Board-imposed and regulatory limitations discussed herein), and funds also may be available through reverse repurchase agreements wherein the Company pledges investment, mortgage-backed or related securities. The Company maintains a federal funds open line of credit in the amount of $10.0 million with a correspondent bank which does not require the direct pledging of any assets and could be used to replace a portion of its interest rate sensitive liabilities such as borrowings and deposits should such funding sources become difficult to obtain or retain due to an adverse interest rate environment. Also, during the nine months ended March 31, 2001, the Company secured an additional $10.0 million federal funds open line of credit with a separate correspondent bank. For a summary of the Company's borrowings, see footnote (7) "Notes Payable and Other Borrowings" contained in the section entitled "Notes to Consolidated Financial Statements (Unaudited)." In addition, the Company maintains a relatively high level of liquid assets, such as investment securities and mortgage-backed and related securities available-for-sale, in order to insure sufficient sources of funds are available to meet the Company's liquidity needs.

At March 31, 2001, retail and wholesale certificates of deposit totaled $58.9 million and $194.9 million, respectively. Management believes that a significant portion of its retail deposits will remain with the Company and, in the case of wholesale brokered deposits, may be replaced with similar type accounts should the level of interest rates change. However, in the event of a significant increase in market interest rates, the cost of obtaining replacement wholesale deposits and FHLB advances would increase as well.

The Bank's Board of Directors has set a maximum limitation of total borrowings equal to 32% of total assets. The internal limitation is 3% below the allowable borrowing limit (for all borrowings including FHLB advances and reverse repurchase agreements) of 35% of total assets established by the FHLB-Chicago. At March 31, 2001, FHLB advances totaled $132.5 million or 26.2% of the Bank's total assets. At March 31, 2001, securities sold under agreements to repurchase were $9.2 million or 1.8% of the Bank's total assets. At March 31, 2001, the Bank had unused borrowing authority under the borrowing limitations established by the Board of Directors of $20.1 million and $35.3 million under the FHLB total asset limitation. The Bank has and intends to continue to fund asset growth in fiscal 2001 through modest increases in FHLB advances, and maintain the 3% excess borrowing cushion through modest increases in FHLB advances and reverse repurchase agreements.

The Company has various unfunded commitments at March 31, 2001 which represent amounts the Company expects to fund during the quarter ended June 31, 2001. For a summary of such commitments, see discussion under footnote (4) "Commitments and Contingencies" contained in the section entitled, "Notes to Consolidated Financial Statements (Unaudited)." The Company anticipates it will have sufficient funds available to meet its current loan commitments, including loan applications received and in process to the issuance of firm commitments.

CHANGE IN FINANCIAL CONDITION

Total assets decreased $12.9 million, or 2.5%, from $520.0 million at June 30, 2000 to $507.1 million at March 31, 2001. This decrease is primarily reflected in a decrease in loans receivable, mortgage-backed and related securities held-to-maturity and deposits. Cash and cash equivalents were $21.9 million and $16.6 million at March 31, 2001 and June 30, 2000, respectively. The increase in cash and cash equivalents was due to a decrease in loans receivable and principal repayments on securities.

Loans receivable decreased to $364.2 million at March 31, 2001 compared to $392.3 million at June 30, 2000. The decrease in loans receivable at December 31, 2000 as compared to June 30, 2000 is primarily the result of management's decision to decrease the level of loans purchased to increase the Bank's ratio of total capital to risk-weighted assets. At March 31, 2001, the ratio of total capital to risk-weighted assets was 11.42% as compared to 10.34% at June 30, 2000.

Total loans originated and purchased amounted to $120.4 million ($25.8 million of which were purchased loans) for the nine months ended March 31, 2001 and $195.8 million ($85.6 million of which were purchased loans) for the nine months ended March 31, 2000. At March 31, 2001, the multi-family and commercial components of the Company's loan portfolio totaled $183.3 million, or 48.8% of the total loan portfolio, compared to $169.8 million, or 42.8% of the total loan portfolio at March 31, 2000.

During the nine months ended March 31, 2001, the Company did not originate or purchase non-conforming one-to-four family mortgage loans as compared to the nine months ended March 31, 2000 when the Company purchased $33.4 million in non-conforming one-to-four family mortgage loans. Of the $94.6 million in loans originated during the nine months ended March 31, 2001, $48.7 million were conforming one-to-four family mortgage loans, $18.4 million were commercial business loans, $10.1 million were home equity loans, $4.5 million were multi-family mortgage loans, $8.9 million were commercial real estate loans, $123,000 were land loans and $3.9 million were consumer-related loans. The increase in commercial business loans originated for the nine months ended March 31, 2001 as compared to the comparable 2000 period reflects a significant increase in the refinance of commercial business loans during the 2001 period. Of the $25.8 million in loans purchased during the nine months ended March 31, 2001, $12.5 million were commercial real estate loans, $10.3 million were commercial business loans and $3.0 million were multi-family mortgage loans all purchased outside of the Company's primary lending area. The lower level of loans purchased outside of the Company's primary lending area in the 2001 period as compared to the 2000 period is expected to continue for the balance of fiscal 2001.

Of the $195.8 million in loans originated during the nine months ended March 31, 2000, $42.2 million were conforming one-to-four family mortgage loans, $12.8 million were multi-family mortgage loans, $59.3 million were commercial real estate loans, $10.2 million were commercial business loans, $5.8 million were home equity loans and $2.9 million were consumer-related loans. Of the $68.3 million in loans purchased during the nine months ended March 31, 2000, $33.4 million were non-conforming one-to-four family mortgage loans purchased outside of the primary lending area, $22.5 million were commercial real estate loans purchased outside of the primary lending area, $4.9 million were multi-family mortgage loans purchased outside of the primary lending area, $1.5 million were commercial real estate loans purchased within the primary lending area, $5.5 million were commercial business loans purchased outside of the primary lending area and $500,000 was a land loan purchased outside of the primary lending area.

Sales of fixed-rate mortgage loans totaled $44.1 million for the nine months ended March 31,2001, compared to $8.4 million for the nine months ended March 31, 2000. The increase in the sales of fixed-rate mortgage loans in the 2001 period is due to the lower level of market interest rates that increased to level of one-to-four family mortgage loans originated. Management continues to sell such loans to produce cash gains on the sale and to manage the Company's interest rate risk since these loans typically have long term fixed-rate maturities.

Securities available-for-sale increased to $81.4 million at March 31, 2001 compared to $74.3 million at June 30, 2000. Mortgage-backed and related securities available-for-sale increased to $40.6 million at March 31, 2001 compared to $35.9 million at June 30, 2000. Securities held-to-maturity decreased to $12.5 million at March 31, 2001 compared to $15.0 million at June 30, 2000. The increase in securities available-for-sale was the result of management's decision to increase it's investment in such securities until loan demand is sufficient to offset increased loan repayments.

Deposits decreased $29.5 million to $315.8 million at March 31, 2001 from $345.3 million at June 30, 2000. The decrease in deposits was primarily due to the Company's decrease in wholesale brokered certificates of deposits because of a decrease in total assets to fund during the nine months ended March 31, 2001. Brokered certificates of deposit totaled $187.1 million at March 31, 2001, representing 59.2% of total deposits as compared to $216.2 million, or 62.6% of total deposits, at June 30, 2000. Non-brokered wholesale deposits totaled $7.8 million at March 31, 2001, representing 2.5% of total deposits as compared to $14.2 million, or 4.1% of total deposits at June 30, 2000. Deposits are the Company's primary source of externally generated funds. The level of deposits is heavily influenced by such factors as the general level of short- and long-term interest rates as well as alternative yields that investors may obtain on competing investment securities such as money market mutual funds.

FHLB-Chicago advances increased to $132.5 million at March 31, 2001 compared to $112.5 million at June 30, 2000. Securities sold under agreements to repurchase decreased to $9.2 million at March 31, 2001 compared to $18.5 million at June 30, 2000. The Company has increased its use of FHLB-Chicago advances and decreased its use of securities sold under agreements to repurchase as a cost efficient way to increase the maturity of the Company's liabilities and improve the Company's negative interest rate gap.

ASSET/LIABILITY MANAGEMENT

The Company closely monitors interest rate risk in an attempt to manage the extent to which net interest income is significantly affected by changes in market interest rates. In managing the Company's interest rate risk during the nine months ended March 31, 2001, the Company utilized FHLB advances and wholesale brokered deposits to lengthen the maturity of its' interest costing liabilities. During the nine months ended March 31, 2001, the Company did not increase its' use of derivative securities to hedge its' negative interest rate gap. For a summary of derivative securities activities, see discussion under footnote (9) "Accounting for Derivative Investments and Hedging Activities" contained in the section entitled, "Notes to Consolidated Financial Statements (Unaudited)". At March 31, 2001, the Company's estimated cumulative one-year gap between assets and liabilities was a negative 29.3% of total assets as compared to a negative 41.1% at June 30, 2000.

The decrease in the Company's negative one-year gap reflects the increased use of longer-term maturity FHLB advances and wholesale brokered deposits to fund its' asset base. Beginning in January 2000 and in conjunction with the increased negative gap position of the Company, management with the approval of the Board of Directors has started to manage the interest rate risk on the Company's short-term wholesale certificates of deposit using interest rate caps to limit the Company's exposure to rising interest rates. See Footnote (9) "Accounting for Derivative Investments and Hedging Activities" for discussion of the caps. At March 31, 2001, the notional amount of the interest rate caps was $75 million with maturity dates of June 14, 2001 and January 3, 2002. The interest rate caps are tied to the 3-month LIBOR interest rate with a 7.0% strike rate. Payments will be received by the Bank if the 3-month LIBOR increases over the 7.0% strike rate. The unamortized cost and fair value of the interest rate caps was $0 and $166,000 at March 31, 2001 and June 30, 2000, respectively, and is recorded as an other asset in the Consolidated Statement of Financial Condition. Substantially all of the change in fair value during the period was attributable to the time value of the interest rate caps and has been recognized in Interest Expense in the Consolidated Statements of Income during the nine months ended March 31, 2001. There are certain risks associated with interest rate caps, including the risk that the counterparty may default and that there may not be an exact correlation between the indices on which the interest rate cap agreements are based and the terms of the hedged liabilities. In order to offset these risks, the Company generally enters into interest rate cap agreements only with nationally recognized securities firms and monitors the credit status of counterparties, the level of collateral for such caps and the correlation between the hedged liabilities and the indices utilized.

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

ASSET/LIABILITY MANAGEMENT SCHEDULE

The following table sets forth at March 31, 2001 the amounts of interest-earning assets and interest-bearing liabilities maturing or repricing within the time periods indicated, based on the information and assumptions set forth in the notes thereto.


                                                                 AMOUNT MATURING OR REPRICING
                                                                                 MORE THAN      MORE THAN
                                                       WITHIN        FOUR TO      ONE YEAR     THREE YEARS
                                                        THREE        TWELVE       TO THREE       TO FIVE      OVER FIVE
                                                       MONTHS        MONTHS         YEARS         YEARS         YEARS       TOTAL
                                                       ------        ------         -----         -----         -----       -----
                                                                         (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS(1):
Mortgage loans(2):
     Fixed rate ...................................   $   9,825     $  29,834     $  83,911     $  60,166     $  51,540   $ 235,276
     Adjustable rate ..............................      26,959        41,340        28,369         4,588         1,518     102,774
Consumer loans (2) ................................         105         2,152           356           123             -       2,736
Commercial loans (2) ..............................      10,673         3,919         5,609         1,229             -      21,430
Mortgage-backed and related securities:
     Fixed rate and securities available-for-sale .       2,322         6,125        11,599         7,106         8,539      35,691
     Adjustable rate ..............................      10,365         6,998             -             -             -      17,363
Investment securities and
  securities available-for-sale ...................      26,387         1,262         5,000         3,476        31,363      67,488
                                                      ---------     ---------     ---------     ---------     ---------   ---------
     Total interest-earning assets ................   $  86,636     $  91,630     $ 134,844     $  76,688     $  92,960   $ 482,758
                                                      =========     =========     =========     =========     =========   =========

INTEREST-BEARING LIABILITIES:
Deposits(3):
     NOW accounts .................................   $     280     $     841     $   1,335     $     654     $     629   $   3,739
     Money market deposit accounts ................       5,347        16,040        11,977         1,916           365      35,645
     Passbook savings accounts ....................       1,107         3,322         5,270         2,582         2,482      14,763
     Certificates of deposit ......................     131,760        78,885        23,733        19,441             -     253,819
     Escrow deposits ..............................           -         2,594             -             -             -       2,594
Borrowings(4)
     FHLB advances and other borrowings ...........      76,590        10,000        13,030        40,000         6,500     146,120
                                                      ---------     ---------     ---------     ---------     ---------   ---------
     Total interest-bearing liabilities ...........   $ 215,084     $ 111,682     $  55,345     $  64,593     $   9,976   $ 456,680
                                                      =========     =========     =========     =========     =========   =========
Excess (deficiency) of interest-earning assets over
  interest-bearing liabilities ....................   ($128,448)    ($ 20,052)    $  79,499     $  12,095     $  82,984   $  26,078
                                                      =========     =========     =========     =========     =========   =========
Cumulative excess (deficiency) of interest-earning
  assets over interest-bearing liabilities ........   ($128,448)    ($148,500)    ($ 69,001)    ($ 56,906)    $  26,078   $  26,078
                                                      =========     =========     =========     =========     =========   =========
Cumulative excess (deficiency) of interest-earning
  assets over interest-bearing liabilities
  as a percent of total assets ....................       (25.3)%       (29.3)%       (13.6)%       (11.2)%         5.1%        5.1%
                                                      =========     =========     =========     =========     =========   =========



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

(2) Balances have been reduced for undisbursed loan proceeds, unearned credit insurance premiums, deferred loan fees, purchased loan discounts and the allowance for loan losses, which aggregated $13.4 million at March 31, 2001.

(3) Although the Company's negotiable order of withdrawal ("NOW") accounts, passbook savings accounts and money market deposit accounts generally are subject to immediate withdrawal, management considers a certain historical amount of such accounts to be core deposits having significantly longer effective maturities and times to repricing based on the Company's historical retention of such deposits in changing interest rate environments. NOW accounts, passbook savings accounts and money market deposit accounts are assumed to be withdrawn at annual rates of 30%, 30% and 60%, respectively, of the declining balance of such accounts during the period shown. The withdrawal rates used are higher than the Company's historical rates but are considered by management to be more indicative of expected withdrawal rates currently. If all of the Company's NOW accounts, passbook savings accounts and money market deposit accounts had been assumed to be subject to repricing within one year, the one-year cumulative deficiency of interest-earning assets over interest-bearing liabilities would have been $175.7 million or 34.6% of total assets.

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

The following table sets forth information regarding the Bank's non-accrual loans and foreclosed properties at the dates indicated:

                                                                             THREE MONTHS ENDED
                                                               ----------------------------------------------

                                                               MAR 31    DEC 30    SEP 30    JUN 30    MAR 31
                                                                2001      2000      2000      2000      2000
                                                                ----      ----      ----      ----      ----
Non-accrual mortgage loans .................................   $3,365    $2,361    $1,990    $1,798    $1,812
Non-accrual consumer loans .................................       46        44        48        54        63
Non-accrual commercial loans & leases ......................    1,978     2,127         -         -       163
                                                               ------    ------    ------    ------    ------
Total non-accrual loans ....................................   $5,389    $4,532    $2,038    $1,852    $2,038
                                                               ======    ======    ======    ======    ======

Loans 90 days or more
  delinquent and still accruing ............................       66        46        16        18       118
                                                               ------    ------    ------    ------    ------
Total non-performing loans .................................   $5.455    $4.578    $2.054    $1.870    $2,156
                                                               ======    ======    ======    ======    ======

Non-accrual investment securities ..........................        -         -         -         -         -
Total foreclosed real estate net of
  related allowance for losses .............................    1,389     1,095     1,145     1,114       960
                                                               ------    ------    ------    ------    ------
Total non-performing assets ................................   $6,844    $5,673    $3,199    $2,984    $3,116
                                                               ======    ======    ======    ======    ======

Non-performing loans to
  gross loans receivable ...................................     1.45%     1.17%     0.51%     0.45%     0.54%
                                                               ======    ======    ======    ======    ======

Non-performing assets to
  total assets .............................................     1.35%     1.12%     0.62%     0.57%     0.61%
                                                               ======    ======    ======    ======    ======


At March 31, 2001, non-performing loans increased to $5.5 million from $1.9 million at June 30, 2000. The increase is due primarily to the increase in non-accrual commercial loans and leases and mortgage loans. Impaired loans increased to $3.5 million at March 31, 2001 from $880,000 at June 30, 2000. Impaired loans consist primarily of commercial and commercial real estate loans for which, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Management believes that these loans are adequately collateralized and/or have specific loan loss reserves established which are adequate to absorb probable losses related to resolution. The increase in impaired loans is due primarily to two commercial loans to one borrower with an aggregate balance of $2.1 million and one delinquent commercial real estate loan with a balance of $1.4 million at March 31, 2001.

The impaired commercial loans are collateralized by fixtures and equipment of a resort property located outside of the Bank's primary lending area. The resort is currently operating under the protection of Chapter 11 of the bankruptcy laws. On January 23, 2001, Debtor in Possession financing was approved by the bankruptcy court. Loan payments resumed in February 2001. In accordance with the terms of the Debtor in Possession financing, a buyer for the resort must be identified by May 31, 2001 with a closing no later than September 30, 2001. Management currently believes the underlying value of the property and the Bank's collateral position is sufficient to cover the Bank's loan balance. Therefore, the Company has determined that no loss is probable at this time.

The impaired commercial real estate loan is collateralized by retail business office real estate located outside of the Bank's primary lending area. The retail business office is currently operating under the protection of Chapter 11 of the bankruptcy laws. There is no plan by the borrower to resume payments under the original terms of the loan. Management currently believes the underlying value of the property and the Bank's collateral position is sufficient to cover the Bank's loan balance. Therefore, the Company has determined that no loss is probable at this time.

Potential problem loans are loans where known information about possible credit problems of borrowers causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms. The decision by management to categorize a loan as a potential problem loan does not necessarily indicate that the Company expects losses to occur, but that management recognizes there is a higher degree of risk associated with these performing loans. At March 31, 2001, the Bank had a potential problem loan with a balance of $650,000 secured by 6 first lien one-to-four family mortgages held in trust for the benefit of the Bank and a secondary payee under the loan obligation. The Bank also serves as trustee. The original balance of the loan was $4.1 million. At March 31, 2001, the loan was current as to payment of principal and interest. Proceeds from payments made to the trustee from potential homeowners (occupying the properties under 2-year leases with an option to purchase at an agreed upon price upon expiration of the lease-term), or from any other eventual sale of the one-to-four family residences securing the obligation, are to be applied first to the repayment of the total of all principal and interest due the Bank, with any excess over such amounts becoming due to the secondary payee. The one-to-four family properties securing the obligation are located in the Bank's primary lending area and management believes the underlying value of the properties and the Bank's first lien status are sufficient to prevent any significant loss from this credit.

ALLOWANCE FOR LOAN LOSSES

The following table sets forth an analysis of the Bank's allowance for loan losses:


                                                     NINE MONTHS            YEAR             NINE MONTHS
                                                        ENDED               ENDED               ENDED
                                                    MAR. 31, 2001       JUNE 30, 2000       MAR. 31, 2000
                                                    -------------       -------------       -------------
                                                                    (DOLLARS IN THOUSANDS)
 Balance at beginning of period ...........            $ 3,201              $ 2,648              $ 2,648
 Additions charged to expense:
   Multi-family and commercial real estate                 290                  499                  342
   Consumer ...............................                 40                  143                   88
   Commercial .............................                  -                  229                  197
                                                       -------              -------              -------
                                                           330                  871                  627

 Recoveries:
    Multi-family and commercial real estate                 10                    -                    -
    Consumer ..............................                 36                   22                   18
    Commercial ............................                 10                    -                    -

 Charge-offs:
    One- to four-family ...................                (83)                 (43)                 (30)
    Multi-family & commercial real estate..               (143)                (119)                  (5)
    Consumer ..............................                (96)                (178)                 (49)
                                                       -------              -------              -------
                                                          (322)                (340)                 (84)
                                                       -------              -------              -------

 Net charge-offs ..........................               (266)                (318)                 (66)
                                                       -------              -------              -------

 Balance at end of period .................            $ 3,265              $ 3,201              $ 3,209
                                                       =======              =======              =======

Allowance for loan losses to
   non-performing loans at end
   of the period ..........................              59.85%              171.26%              148.86%
                                                       =======              =======              =======

Allowance for loan losses to
   total loans at end of the period .......               0.87%                0.78%                0.81%
                                                       =======              =======              =======


Management believes that the allowance for loan losses is adequate as of March 31, 2001.

RESULTS OF OPERATIONS - COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

GENERAL

Net income for the three months ended March 31, 2001 decreased to $513,000 from $678,000 for the comparable 2000 period. The decrease in net income was primarily due to a decrease in net interest income. The decrease in net interest income was primarily due to a decrease in net interest margin from 2.55% for the three months ended March 31, 2000 to 2.39% for the comparable 2001 period. Return on average equity decreased to 5.82% for the three months ended March 31, 2001 from 8.10% for the comparable 2000 period. Return on average assets decreased to 0.41% for the three months ended March 31, 2001 from 0.51% for the comparable 2000 period. The decrease in the return on average equity and the return on average assets is due to the decrease in net income for the three months ended March 31, 2001.

NET INTEREST INCOME

The following table presents certain information related to average interest-earning assets and liabilities, net interest rate spread and net interest margin:


                                                                   FOR THE THREE MONTHS ENDED MARCH 31,
                                                  ----------------------------------------------------------------------
                                                                2001                                  2000
                                                  -------------------------------       --------------------------------
                                                              INTEREST    AVERAGE                    INTEREST    AVERAGE
                                                  AVERAGE      EARNED/    YIELD/         AVERAGE      EARNED/     YIELD/
                                                  BALANCE       PAID       RATE          BALANCE       PAID       RATE
                                                  -------       ----       ----          -------       ----       ----
                                                                         (DOLLARS IN THOUSANDS)
ASSETS:
Interest-earning assets:
  Mortgage loans..........................        $349,806     $7,198      8.23%        $349,726      $7,069       8.09%
  Consumer loans..........................           2,882         96     13.32            3,363         120      14.27
  Commercial loans........................          21,108        589     11.16           21,138         569      10.77
                                                  --------     ------                   --------      ------
     Total loans..........................         373,796      7,883      8.44          374,227       7,758       8.29
  Securities held-to-maturity:
    Mortgage-backed securities............             975         12      4.92            1,626          25       6.15
    Mortgage related securities...........          12,208        210      6.88           13,870         249       7.18
                                                  --------     ------                   --------      ------
      Total mortgage-backed
       and related securities.............          13,183        222      6.74           15,496         274       7.07
  Investment and other securities.........          15,517        199      5.13           11,083         159       5.74
  Securities available-for-sale...........          73,196      1,309      7.15          106,356       1,849       6.95
  Federal Home Loan Bank stock............           8,157        142      6.96            7,627         133       6.98
                                                  --------     ------      ----         --------      ------       ----
    Total interest-earning assets.........         483,849      9,755      8.06          514,789      10,173       7.90
Non-interest earning assets...............          18,295                                13,453
                                                  --------                              --------
    Total assets..........................        $502,144                              $528,242
                                                  ========                              ========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
  NOW accounts............................        $  3,650          9      0.99%        $  2,846          12       1.69%
  Money market deposit accounts...........          34,704        447      5.15           29,217         334       4.57
  Passbook accounts.......................          14,841        104      2.80           19,517         142       2.91
  Certificates of deposit.................         249,868      4,001      6.40          268,359       4,090       6.10
                                                  --------     ------                   --------      ------
    Total deposits........................         303,063      4,561      6.02          319,939       4,578       5.72
Advance payments by borrowers
  for taxes and insurance................            1,992         11      2.21            1,171           6       2.05
Borrowings................................         147,107      2,291      6.23          161,243       2,305       6.10
                                                  --------     ------      ----         --------      ------       ----
    Total interest-bearing liabilities....         452,162      6,863      6.07          482,353       6,889       5.71
Non-interest bearing deposits
  and liabilities.........................          14,702                                12,421
Shareholders' equity......................          35,280                               33,468
                                                  --------                              --------
    Total liabilities and
      shareholders' equity................        $502,144                              $528,242
                                                  ========                              ========
Net interest income/interest rate spread..                     $2,892      1.99%                      $3,284       2.19%
                                                               ======      ====                       ======       ====
Net earning assets/net interest margin....        $ 31,687                 2.39%        $32,436                    2.55%
                                                  ========                 ====         =======                    ====
Average interest-earning assets to average
  Interest-bearing liabilities ...........                       1.07x                                  1.07x
                                                               ======                                  =====

Net interest income before provision for losses on loans decreased $392,000, or 11.9%, to $2.9 million for the three months ended March 31, 2001 from $3.3 million for the comparable 2000 period. Interest income decreased $418,000 partially offset by a decrease in interest expense of $26,000. The lower level of net interest income primarily reflects a decrease in interest rate spread to 1.99% for the three months ended March 31, 2001 from 2.19% for the comparable 2000 period and a 6.0% decrease in average interest-earning assets to $483.8 million for the three months ended March 31, 2001 from $514.8 million for the comparable 2000 period and by a 2.3% decrease in the excess of the Company's average interest-earning assets over average interest-bearing liabilities to $31.7 million for the three months ended March 31, 2001 from $32.4 million for the comparable 2000 period. The decrease in interest rate spread was primarily due to increased cost of funding sources in the 2001 period as compared to the 2000 period. The yield on interest-earning assets increased 16 basis points during the three months ended March 31, 2001, however the cost of interest-bearing liabilities increased 36 basis points during the same period.

INTEREST INCOME

Interest income decreased 4.1% to $9.8 million for the three months ended March 31, 2001 from $10.2 million for the comparable 2000 period. The decrease in interest income was the result of a decrease in average interest-earning assets of 6.0% to $483.8 million and an increase in the level of non-performing loans for the three months ended March 31, 2001 from $514.8 million for the comparable 2000 period, offset by an increase of 16 basis points in the yield on interest-earning assets to 8.06% for the three months ended March 31, 2001 from 7.90% for the comparable 2000 period. Interest income on loans increased 1.6% to $7.9 million for the three months ended March 31, 2001, from $7.8 million for the comparable 2000 period. The increase was the result of an increase in average yield to 8.44% for the 2001 period from 8.29% for the comparable 2000 period, offset by a decrease in the Company's average gross loans of 0.1% to $373.8 million for the three months ended March 31, 2001 from $374.2 million for the comparable 2000 period. Gross loans decreased primarily as a result of the Company selling more loans in the secondary market and increases in repayments due to the declining interest rate environment. See "Change in Financial Condition" for a discussion of the decrease in gross loans. The increase in yield is attributable to the increase in loans originated and purchased at higher interest rates and the upward increase on adjustable rate loans since the period ending March 31, 2000.

Interest income on mortgage-backed securities decreased 52.0% to $12,000 for the three months ended March 31, 2001 from $25,000 for the comparable 2000 period. The decrease was primarily due to a decrease in average balances to $975,000 for the three months ended March 31, 2001 from $1.6 million for the comparable 2000 period and by a decrease in average yield to 4.92% for the 2001 period from 6.15% for the 2000 period. Interest income on mortgage-related securities decreased 15.7% to $210,000 for the three months ended March 31, 2001 from $249,000 for the comparable 2000 period. The decrease was primarily due to a decrease in average balances to $12.2 million for the three months ended March 31, 2001 from $13.9 million for the comparable 2000 period and by a decrease in yield to 6.88% for the 2001 period from 7.18% for the 2000 period. The decrease in average balances of mortgage-backed securities and mortgage-related securities was primarily due to principal repayments. The decrease in average yield on mortgage-backed and related securities was primarily due to accelerated amortization of purchase premiums on mortgage related securities due to faster than projected principal repayments during the 2001 period. The decrease in average balances of mortgage-backed and related securities is due to management's decision to replace securities that were sold and repaid with loans. Interest income on investment securities and securities available-for-sale and investment and other securities decreased 24.9% to $1.5 million for the three months ended March 31, 2001 from $2.0 million for the comparable 2000 period. The decrease was primarily due to a decrease in average balances to $88.7 million for the three months ended March 31, 2001 from $117.4 million for the 2000 period and by a decrease in average yield to 6.80% for the three months ended March 31, 2001 from 6.84% for the comparable 2000 period. The decrease in securities available-for-sale was due to management's decision to sell securities during the 2000 period to fund loan originations and purchases. The decreased average yield was primarily attributable to the decrease in interest rates during the 2001 period.

INTEREST EXPENSE

Interest expense decreased 0.4% to $6.863 million for the three months ended March 31, 2001 from $6.889 million for the comparable 2000 period. The decrease was the result of a decrease in the average amount of interest-bearing liabilities to $452.2 million for the three months ended March 31, 2001 compared to $482.4 million for the comparable 2000 period, offset by an increase in the average rate paid on interest-bearing liabilities of 36 basis points to 6.07% for the 2001 period from 5.71% for the 2000 period. The decreased balances of certificate of deposit accounts and borrowings at higher average interest rates and the increased balances of money market deposit accounts at higher average interest rates was the primary reason for the increase in the average rate paid on the interest-bearing liabilities for the three months ended March 31, 2001 as compared to the 2000 period. Interest expense on deposits decreased 0.4% to $4.561 million for the three months ended March 31, 2001 from $4.578 million for the comparable 2000 period. The decrease was the result of a decrease in the average balances of 5.3% to $303.1 million for the three months ended March 31, 2001 from $319.9 million for the comparable 2000 period, offset by an increase in average rate paid to 6.02% for the three months ended March 31, 2001 from 5.72% for the 2000 period. The decrease in deposits was primarily due to a decrease of 6.9% in certificates of deposit accounts to $249.9 million for the three months ended March 31, 2001 from $268.4 million for the comparable 2000 period, with an increase in the average rate paid to 6.40% for the 2001 period from 6.10% for the 2000 period. Passbook accounts decreased 24.0% to $14.8 million for the three months ended March 31, 2001 from $19.5 million for the comparable 2000 period with a decrease in average rate paid to 2.80% for the 2001 period from 2.91% for the 2000 period. Money market deposit accounts increased 18.8% to $34.7 million for the three months ended March 31, 2001 from $29.2 million for the comparable 2000 period and by an increase in average rate paid to 5.15% for the 2001 period from 4.57% for the 2000 period. NOW accounts increased 28.3% to $3.7 million for the three months ended March 31, 2001 from $2.8 million for the comparable 2000 period, offset by a decrease in average rate paid to 0.99% for the 2001 period from 1.69% for the 2000 period.

The Company's decrease in certificates of deposit was the result of a decrease in the use of brokered certificates of deposit. Of the $249.9 million in the average balance of certificates of deposit for the three months ended March 31, 2001, $194.7 million, or 77.9%, represented wholesale brokered and non-brokered certificates of deposit compared to $209.9 million, or 78.2% for the 2000 period. The average rate paid on brokered certificates of deposit increased to 6.58% for the three months ended March 31, 2001 from 5.87% for the comparable 2000 period. The increase was primarily due to the increased interest rate environment in the 2000 period that increased average rates on certificates of deposit which lag in repricing to current market interest rates. Interest on borrowings (FHLB advances and reverse repurchase agreements) decreased 0.6% to $2.291 million for the three months ended March 31, 2001 from $2.305 million for the comparable 2000 period. The decrease was primarily due to the decrease in average balances of FHLB advances and reverse repurchase agreements of 8.8% to $147.1 million for the three months ended March 31, 2001 from $161.2 million for the comparable 2000 period, offset by an increase in the average rate paid to 6.23% for the 2001 period from 6.10% for the 2000 period. See comments under "Change in Financial Condition" contained in the section entitled, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion of deposits.

PROVISION FOR LOSSES ON LOANS

The provision for losses on loans was $150,000 for the three months ended March 31, 2001, as compared to $337,000 for the 2000 period. The level of allowance for losses on loans generally is determined by the Bank's historical loan loss experience, the condition and composition of the Bank's loan portfolio, and existing general economic conditions. Management anticipates that should the Company's volume of multi-family and commercial/non-residential real estate lending activity increase, the Company will continue to build a higher level of allowance for loan losses established through a provision for loan losses. The lower provision for losses on loans during the period reflects the lower loan balances during the period as well as management's evaluation of the loan portfolio at March 31, 2001. The allowance for losses was established at $3.3 million and $3.2 million at March 31, 2001 and June 30, 2000, respectively. The allowance for loan losses as a percentage of gross loans increased to 0.87% at March 31, 2001 from 0.78% at June 30, 2000, reflecting a decline in the level of gross loans outstanding and the increase in non-performing loans. See comments under "Asset Quality" contained in the section entitled, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of non-performing loans.

NON-INTEREST INCOME

Non-interest income increased 544.9% to $574,000 for the three months ended March 31, 2001 from $89,000 for the comparable 2000 period. The largest components of the increase were an increase in gains on the sale loans to $312,000 for the three months ended March 31, 2001 from a loss of $188,000 for the comparable 2000 period, an increase in loan servicing fees to $20,000 for the three months ended March 31, 2001 from $12,000 for the comparable 2000 period, and an increase in gains on the sale of securities and mortgage-backed and related securities to $0 for the three months ended March 31, 2001 from a loss of $14,000 for the comparable 2000 period. The increase in gains on the sale of loans was due to the increased level of one-to-four family residential mortgage loans originated and sold in the Bank's primary lending area in the 2001 period and reflects the write-down to market value of loans held-for-sale in the 2000 period. Partially offsetting the increases in non-interest income was a decrease in service charges on loans to $73,000 for the three months ended March 31, 2001 from $77,000 for the comparable 2000 period, a decrease in service charges on deposit accounts to $103,000 for the three months ended March 31, 2001 from $106,000 for the comparable period, a decrease in insurance commissions to $17,000 for the three months ended March 31, 2001 from $36,000 for the comparable 2000 period and a decrease in other non-interest income to $49,000 for the three months ended March 31, 2001 from $60,000 for the comparable 2000 period.

NON-INTEREST EXPENSE

Non-interest expense increased 17.7% to $2.5 million for the three months ended March 31, 2001 from $2.1 million for the comparable 2000 period. The increase was primarily due to increases in compensation and benefits of $213,000 to $1.4 million for the three months ended March 31, 2001 from $1.2 million for the comparable 2000 period, an increase in marketing expense of $116,000 to $203,000 for the three months ended March 31, 2001 from $87,000 for the comparable 2000 period and an increase in occupancy and equipment expense of $160,000 to $507,000 for the three months ended March 31, 2001 from $347,000 for the comparable 2000 period. Partially offsetting the increases was a decrease in other non-interest expense to $391,000 for the three months ended March 31, 2001 from $425,000 for the comparable 2000 period. The increase in compensation and benefit expense primarily relates to an increase in incentive compensation paid due to the increased sale of mortgage loans to the secondary market and normal annual salary increases. The increase in marketing expense relates to the opening of the new Glendale retail banking center and promotion of the Bank's new name. The increase in occupancy and equipment expense primarily resulted from expenses to remodel the Glendale retail banking facility and to higher seasonal building utility expenses.

INCOME TAXES

Income tax expense decreased to $266,000, an effective rate of 34.1% from $276,000, an effective rate of 28.9% primarily due to lower income before taxes. The increase in the effective tax rate reflects a reduction in low income housing tax credits and reduced interest income from municipal securities.

RESULTS OF OPERATIONS - COMPARISON OF THE NINE MONTHS ENDED MARCH 31, 2001 AND 2000

GENERAL

Net income for the nine months ended March 31, 2001 decreased to $1.8 million from $2.4 million for the comparable 2000 period. The decrease in net income was primarily due to a decrease in net interest income. The decrease in net interest income was primarily due to a decrease in net interest margin to 2.32% for the nine months ended March 31, 2001 from 2.62% for the nine months ended March 31, 2000. Return on average equity decreased to 6.84% for the nine months ended March 31, 2001 from 9.48% for the comparable 2000 period. Return on average assets decreased to 0.47% for the nine months ended March 31, 2001 from 0.62% for the comparable 2000 period. The decrease in the return on average equity and the return on average assets is due to the decrease in net income for the nine months ended March 31, 2001.

NET INTEREST INCOME

The following table presents certain information related to average interest-earning assets and liabilities, net interest rate spread and net interest margin:



                                                                   FOR THE THREE MONTHS ENDED MARCH 31,
                                                  ----------------------------------------------------------------------
                                                                2001                                  2000
                                                  -------------------------------       --------------------------------
                                                              INTEREST    AVERAGE                    INTEREST    AVERAGE
                                                  AVERAGE      EARNED/    YIELD/         AVERAGE      EARNED/     YIELD/
                                                  BALANCE       PAID       RATE          BALANCE       PAID       RATE
                                                  -------       ----       ----          -------       ----       ----
                                                                         (DOLLARS IN THOUSANDS)

ASSETS:
Interest-earning assets:
  Mortgage loans..........................        $358,428    $22,155      8.24%        $315,329     $19,107       8.08%
  Consumer loans..........................           2,983        298     13.32            3,486         365      13.96
  Commercial loans........................          21,727      1,660     10.19           20,441       1,577      10.29
                                                  --------    -------                   --------     -------
     Total loans..........................         383,138     24,113      8.39          339,256      21,049       8.27
  Securities held-to-maturity:
    Mortgage-backed securities............           1,192         50      5.59            6,864         322       6.25
    Mortgage related securities...........          12,750        656      6.86           34,304       1,681       6.53
                                                  --------    -------                   --------     -------
      Total mortgage-backed
       and related securities.............          13,942        706      6.75           41,168       2,003       6.49
  Investment and other securities.........          13,623        590      5.77            9,526         404       5.65
  Securities available-for-sale...........          73,048      3,987      7.28           99,011       4,961       6.68
  Federal Home Loan Bank stock............           8,025        455      7.56            7,246         385       7.08
                                                  --------    -------      ----         --------     -------       ----
    Total interest-earning assets.........         491,776     29,851      8.09          496,207      28,802       7.74
Non-interest earning assets...............          14,300                                18,729
                                                  --------                              --------
    Total assets..........................        $506,076                              $514,936
                                                  ========                              ========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
  NOW accounts............................        $  3,498         21      0.80%        $  2,837          37       1.74%
  Money market deposit accounts...........          32,831      1,314      5.34           32,607       1,095       4.48
  Passbook accounts.......................          16,242        347      2.85           20,133         440       2.91
  Certificates of deposit.................         262,323     13,151      6.68          249,625      10,638       5.68
                                                  --------    -------                   --------     -------
    Total deposits........................         314,894     14,833      6.28          305,202      12,210       5.33
Advance payments by borrowers
  for taxes and insurance................            3,934         61      2.07            3,242          57       2.34
Borrowings................................         138,080      6,394      6.17          159,449       6,801       5.68
                                                  --------    -------      ----         --------     -------       ----
    Total interest-bearing liabilities....         456,908     21,288      6.21          467,893      19,068       5.43
Non-interest bearing deposits
  and liabilities.........................          14,669                                13,158
Shareholders' equity......................          34,499                                33,885
                                                  --------                              --------
    Total liabilities and
      shareholders' equity................        $506,076                              $514,936
                                                  ========                              ========
Net interest income/interest rate spread..                    $ 8,563      1.88%                     $ 9,734       2.30%
                                                              =======      =====                     =======       ====
Net earning assets/net interest margin....        $ 34,868                 2.32%        $ 28,314                   2.62%
                                                  ========                 =====        ========                   ====
Average interest-earning assets to average
  Interest-bearing liabilities ...........                       1.08x                                  1.06x
                                                              =======                                =======



Net interest income before provision for losses on loans decreased $1.2 million, or 12.1%, to $8.6 million for the nine months ended March 31, 2001 from $9.7 million for the comparable 2000 period. Interest income increased $1.0 million for the nine months ended March 31, 2001, partially offset by an increase in interest expense of $2.2 million. The lower level of net interest income primarily reflects a decrease in interest rate spread to 1.88% for the nine months ended March 31, 2001 from 2.30% for the comparable 2000 period, a 0.9% decrease in average interest-earning assets to $491.8 million for the nine months ended March 31, 2001 from $496.2 million for the comparable 2000 period offset by a 23.1% increase in the excess of the Company's average interest-earning assets over average interest-bearing liabilities to $34.9 million for the nine months ended March 31, 2001 from $28.3 million for the comparable 2000 period. The decrease in interest rate spread was primarily due to increased cost of funding sources in the 2001 period as compared to the 2000 period. The yield on interest-earning assets increased 35 basis points during the nine months ended March 31, 2001, however the cost of interest-bearing liabilities increased 78 basis points during the same period.

INTEREST INCOME

Interest income increased 3.6% to $29.8 million for the nine months ended March 31, 2001 from $28.8 million for the comparable 2000 period. The increase in interest income was the result of an increase of 35 basis points in the yield on interest-earning assets to 8.09% for the nine months ended March 31, 2001 from 7.74% for the comparable 2000 period, offset by a decrease in average interest-earning assets of 0.9% to $491.8 million and an increase in non-performing loans for the nine months ended March 31, 2001 from $496.2 million compared to the 2000 period. Interest income on loans increased 14.6% to $24.1 million for the nine months ended March 31, 2001, from $21.0 million for the comparable 2000 period. The increase was the result of an increase in the Company's average gross loans of 12.9% to $383.1 million for the nine months ended March 31, 2001 from $339.3 million for the comparable 2000 period and by an increase in average yield to 8.39% for the 2001 period from 8.27% for the comparable 2000 period. Gross loans increased primarily as a result of the Company purchasing more loans in the secondary market and increases in multi-family and commercial components of the portfolio and retaining substantially all of its adjustable and short-term fixed rate loan originations. See "Change in Financial Condition" for a discussion of the increase in gross loans. The increase in yield is attributable to the increase in loans originated and purchased at higher interest rates and the upward increase on adjustable rate loans since the period ending March 31, 2000.

Interest income on mortgage-backed securities decreased 84.4% to $50,000 for the nine months ended March 31, 2001 from $322,000 for the comparable 2000 period. The decrease was primarily due to a decrease in average balances to $1.2 million for the nine months ended March 31, 2001 from $6.9 million for the comparable 2000 period and by a decrease in average yield to 5.59% for the 2001 period from 6.25% for the 2000 period. Interest income on mortgage-related securities decreased 61.0% to $656,000 for the nine months ended March 31, 2001 from $1.7 million for the comparable 2000 period. The decrease was primarily due to a decrease in average balances to $12.8 million for the nine months ended March 31, 2001 from $34.3 million for the comparable 2000 period, offset by an increase in yield to 6.86% for the 2001 period from 6.53% for the 2000 period. The decrease in average balances mortgage-backed securities and mortgage-related securities was primarily due to the sale of $2.8 million and $23.1 million, respectively, in the three months ended March 31, 2000 and to management's decision to replace securities that were sold and repaid with loans. The decrease in average yield on mortgage-backed was primarily due to accelerated amortization of purchase premiums on mortgage related securities due to faster than projected principal repayments during the 2001 period. The increase in average yield on mortgage related securities was primarily attributable to the increase in rate on adjustable-rate securities due to an increase in interest rates during fiscal year 2000. Interest income on investment securities and securities available-for-sale and investment and other securities decreased 14.7% to $4.6 million for the nine months ended March 31, 2001 from $5.4 million for the comparable 2000 period. The decrease was primarily due to a decrease in average balances to $86.7 million for the nine months ended March 31, 2001 from $108.5 million for the 2000 period, offset by an increase in average yield to 7.04% for the nine months ended March 31, 2001 from 6.59% for the comparable 2000 period. The decrease in average balances of securities available-for-sale was due to management's decision to sell securities during the 2000 period to fund loan originations and purchases. The increased average yield was primarily attributable to an increase in interest rates during fiscal year 2000.

INTEREST EXPENSE

Interest expense increased 11.6% to $21.3 million for the nine months ended March 31, 2001 from $19.1 million for the comparable 2000 period. The increase was the result of an increase in the average rate paid on interest-bearing liabilities of 78 basis points to 6.21% for the 2001 period from 5.43% for the 2000 period, offset by a 2.3% decrease in the average amount of interest-bearing liabilities to $456.9 million for the nine months ended March 31, 2001 compared to $467.9 million for the comparable 2000 period. The increased balances of certificate of deposit accounts and money market deposit accounts at higher average interest rates was the primary reason for the increase in the average rate paid on the interest-bearing liabilities for the nine months ended March 31, 2001 as compared to the 2000 period. Interest expense on deposits increased 21.5% to $14.9 million for the nine months ended March 31, 2001 from $12.2 million for the comparable 2000 period. The increase was the result of an increase in the average rate paid to 6.28% for the nine months ended March 31, 2001 from 5.33% for the 2000 period and by an increase in average balances of 3.2% to $314.9 million for the nine months ended March 31, 2001 from $305.2 million for the comparable 2000 period. The increase in deposits was primarily due to an increase of 5.1% in certificates of deposit accounts to $262.3 million for the nine months ended March 31, 2001 from $249.6 million for the comparable 2000 period, with an increase in the average rate paid to 6.68% for the 2001 period from 5.68% for the 2000 period. NOW accounts increased 23.3% to $3.5 million for the nine months ended March 31, 2001 from $2.8 million for the comparable 2000 period, offset by a decrease in average rate paid to 0.80% for the 2001 period from 1.74% for the 2000 period. Money market deposit accounts increased 0.7% to $32.8 million for the nine months ended March 31, 2001 from $32.6 million for the comparable 2000 period and by an increase in average rate paid to 5.34% for the 2001 period from 4.48% for the 2000 period.

Offsetting the increases in deposits was a decrease in passbook accounts of 19.3% to $16.2 million for the nine months ended March 31, 2001 from $20.1 million for the comparable 2000 period. The Company's increase in certificates of deposit was the result of aggressive marketing and pricing and the use of brokered certificates of deposit. Of the $262.3 million in the average balance of certificates of deposit for the nine months ended March 31, 2001, $206.3 million, or 78.6%, represented wholesale brokered and non-brokered certificates of deposit compared to $190.4 million, or 76.3%, for the 2000 period. The average rate paid on brokered certificates of deposit increased to 6.77% for the nine months ended March 31, 2001 from 5.66% for the comparable 2000 period. The increase was primarily due to the increased interest rate environment in the 2000 period that increased average rates on certificates of deposit which lag in repricing to current market interest rates. Interest on borrowings (FHLB advances and reverse repurchase agreements) decreased 6.0% to $6.4 million for the nine months ended March 31, 2001 from $6.8 million for the comparable 2000 period. The decrease was primarily due to the decrease in average balances of FHLB advances and reverse repurchase agreements of 13.4% to $138.1 million for the nine months ended March 31, 2001 from $159.4 million for the comparable 2001 period, offset by an increase in the average rate paid to 6.17% for the 2001 period from 5.68% for the 2000 period. See comments under "Change in Financial Condition" contained in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a further discussion of deposits.

PROVISION FOR LOSSES ON LOANS

The provision for losses on loans was $330,000 for the nine months ended March 31, 2001 as compared to $627,000 for the 2000 period. The lower provision for losses on loans during the period reflects the lower loan balances during the period as well as management's evaluation of the loan portfolio at March 31, 2001. For a discussion of the factors considered by management in determining the appropriate level of allowance for losses on loans to be established through a provision for losses on loans, see comments under "Provision for Losses on Loans" contained in the section entitled, "Results of Operations - Comparison of the Three Months Ended March 31, 2001 and 2000." See comments under "Asset Quality" contained in the section entitled, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of non-performing loans.

NON-INTEREST INCOME

Non-interest income increased 79.2% to $1.4 million for the nine months ended March 31, 2001 from $883,000 for the comparable 2000 period. The largest components of the increase were an increase in gains on the sale loans to $590,000 for the nine months ended March 31, 2001 from a loss of $35,000 for the comparable 2000 and an increase in loan servicing fees to $54,000 for the nine months ended March 31, 2001 from $36,000 for the comparable 2000 period. Partially offsetting the increases in non-interest income was a decrease in service charges on loans to $213,000 for the nine months ended March 31, 2001 from $235,000 for the comparable 2000 period, a decrease in service charges on deposit accounts to $323,000 for the nine months ended March 31, 2001 from $347,000 for the comparable 2000 period, a decrease in gains on the sale of securities and mortgage-backed and related securities to $0 for the nine months ended March 31, 2001 from $48,000 for the comparable 2000 period and a decrease in other non-interest income to $130,000 for the nine months ended March 31, 2001 from $166,000 for the comparable 2000 period and a decrease in insurance commissions to $74,000 for the nine months ended March 31, 2001 from $86,000 for the comparable 2000 period. The increase in gains on the sale of loans was due to the increased level of loans originated in the Bank's primary lending area that were sold. The decrease in gains on the securities and mortgage-backed and related securities reflects management's decision to sell securities from the available-for-sale portfolio in the 2000 period to partially fund loan growth.

NON-INTEREST EXPENSE

Non-interest expense increased 7.0% to $6.9 million for the nine months ended March 31, 2001 from $6.5 million for the comparable 2000 period. The increase was primarily due to increases in compensation and benefits of $230,000 to $4.1 million for the nine months ended March 31, 2001 from $3.8 million for the comparable 2000 period, an increase in marketing expense of $76,000 to $365,000 for the nine months ended March 31, 2001 from $289,000 for the comparable 2000 period, an increase in occupancy and equipment expense of $143,000 to $1.3 million for the nine months ended March 31, 2001 from $1.2 million for the comparable 2000 period and by an increase in other non-interest expense of $59,000 to $1.148 million for the nine months ended March 31, 2001 from $1.089 million for the comparable 2000. Offsetting the increases was a decrease in deposit insurance premiums of $53,000 to $52,000 for the nine months ended March 31, 2001 from $105,000 for the comparable 2000 period. The increase in compensation and benefit expense primarily relates to an increase in incentive compensation paid due to the increased sale of mortgage loans to the secondary market and normal annual salary increases. The increase in marketing expense relates to the opening of the new Glendale retail banking center and promotion of the Bank's new name. The increase in occupancy and equipment expense primarily resulted from expenses to remodel the Glendale retail banking facility and to higher seasonal building utility expenses. The decrease in deposit insurance premiums relates to a decreased premium rate charged by the FDIC for deposit insurance in the 2001 period. The increase in other non-interest expense is primarily due to increases in printing, office supplies, organization dues, legal and other miscellaneous expenses.

INCOME TAXES

Income tax expense decreased to $915,000 for the nine months ended March 31, 2001, an effective rate of 34.1% from $1.1 million for the comparable 2000 period, an effective rate of 31.4%. . The increase in the effective tax rate reflects a reduction in low income housing tax credits and reduced interest income from municipal securities.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         From time to time the Company and the Bank are parties to legal proceedings arising out of its lending activities and other operations. However, there are no pending legal proceedings of which the Company or the Bank is a party, which, if determined adversely to the Company or the Bank, would have a material adverse effect on the consolidated financial position of the Company.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Not applicable.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.

ITEM 5.  OTHER INFORMATION

         On May 7, 2001, the Company announced it had declared a dividend of $0.05 per share on the common stock of the Company. The dividend will be payable on May 24, 2001 to shareholders of record as of May 10, 2001.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Exhibits:

             11 Computation of Earnings per Share - See Note 2 to the unaudited Consolidated Financial Statements

         No reports on Form 8-K were filed during the quarter for which this report was filed.

         On May 1, 2001, the Company filed a Current Report on Form 8-K announcing that on April 30, 2001, it has issued a press release announcing that it restated it's previously reported results of operations for the fiscal year ended June 30, 2000 and two quarters in fiscal 2001, September 30, 2000 and December 31, 2000.





            * * * * * * * * * * * * * * * * * * * * * * * * * * * * *

                                   SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               Ledger Capital Corp.
                                   (Registrant)



Date:  May 14, 2001          /s/    James D. Smessaert
                             -----------------------------
                             James D. Smessaert
                             Chairman of the Board
                             Chief Executive Officer



Date: May 14, 2001           /s/    Arthur E. Thompson
                             -----------------------------
                             Arthur E. Thompson
                             Chief Financial Officer