Form 10-K405
period 2001-06-30
LEDGER CAPITAL CORP
filed 2001-09-14
CIK 910522

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR FISCAL YEAR ENDED JUNE 30, 2001               COMMISSION FILE NUMBER 0-22224
                            ------------------------

                              LEDGER CAPITAL CORP.
             (Exact name of registrant as specified in its charter)

                                   WISCONSIN
                            (State of Incorporation)
                                   39-1762467
                       (IRS Employer Identification No.)

                          5555 N. PORT WASHINGTON ROAD
                           GLENDALE, WISCONSIN 53217
             (Address and Zip Code of principal executive offices)

                 Registrant's telephone number: (414) 290-7900
                            ------------------------

Securities Registered Pursuant to Section 12(b) of the Act: None.

Securities Registered Pursuant to Section 12(g) of the Act: Common Stock, par
                                                            value $1.00 per
                                                            share.
                                                       (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K. YES [X] NO [ ]

     As of September 10, 2001, there were issued and outstanding 3,162,500 and 2,437,141 shares of the Registrant's Common Stock, respectively. The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the bid and asked price of such stock as of September 10, 2001, was $42.8 million. Solely for purposes of this calculation, all executive officers and directors of the Registrant are considered to be affiliates; also included as "affiliate shares" are certain shares held by various employee benefit plans where the trustees are directors of the Registrant or are required to vote a portion of unallocated shares at the direction of executive officers or directors of the Registrant. The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Part III of Form 10-K: Portions of the Proxy Statement/Prospectus for the 2001 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          FORM 10-K TABLE OF CONTENTS

                                                                               PAGE
                                                                               ----
PART I
Item 1      --   Business....................................................    1
Item 2      --   Properties..................................................   46
Item 3      --   Legal Proceedings...........................................   47
Item 4      --   Submission of Matters to a Vote of Security Holders.........   47
PART II
Item 5      --   Market for the Registrant's Common Equity and Related
                 Security Holder Matters.....................................   48
Item 6      --   Selected Financial Data.....................................   49
Item 7      --   Management's Discussion and Analysis of Financial Condition
                 and Results of Operations...................................   51
Item 7A     --   Quantitative and Qualitative Disclosures About Market
                 Risk........................................................   68
Item 8      --   Financial Statements and Supplementary Data.................   69
Item 9      --   Changes in and Disagreements With Accountants on Accounting
                 and Financial Disclosure....................................  101
PART III
Item 10     --   Directors and Executive Officers of the Registrant..........  101
Item 11     --   Executive Compensation......................................  101
Item 12     --   Security Ownership of Certain Beneficial Owners and
                 Management..................................................  101
Item 13     --   Certain Relationships and Related Transactions..............  101
PART IV
Item 14     --   Exhibits, Financial Statement Schedules, and Reports on Form
                 8-K.........................................................  102
                                                                               105
Signatures...................................................................

                                    PART I.

FORWARD-LOOKING STATEMENTS

     When used in this Annual Report on Form 10-K or future filings with the Securities and Exchange Commission, in quarterly reports or press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, various words or phrases are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include words and phrases such as "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," "intend" or similar expressions and various other statements indicated herein with an asterisk after such statements. Ledger Capital Corp. (the "Company") wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors could affect the Company's financial performance and could cause actual results for future periods to differ materially from those anticipated or projected. Such factors include, but are not limited to: (i) general market interest rates; (ii) general economic conditions; (iii) legislative/regulatory changes; (iv) monetary and fiscal policies of the U.S. Treasury and Federal Reserve; (v) changes in the quality or composition of the Company's loan and investment portfolios; (vi) demand for loan products; (vii) deposit flows;
(viii) competition; (ix) demand for financial services in the Company's markets; and (x) changes in accounting principles, policies or guidelines.

     The Company does not undertake and specifically disclaims any obligation to update any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

     ON SEPTEMBER 11, 2001, THERE WERE TERRORIST ATTACKS ON THE UNITED STATES. THE COMPANY IS UNAWARE OF ANY DIRECT IMPACT THIS TRAGEDY WILL HAVE ON THE FINANCIAL POSITION OR RESULTS OF OPERATIONS OF THE COMPANY. FURTHERMORE, IT IS UNKNOWN AS TO WHETHER OR TO WHAT EXTENT THESE TRAGIC EVENTS WILL HAVE DIRECTLY OR INDIRECTLY ON THE COMPANY'S FINANCIAL POSITION AND RESULTS OF OPERATIONS IN THE FUTURE.

ITEM 1. BUSINESS

GENERAL

     Ledger Capital Corp. (the "Company") is a holding company incorporated under the laws of the State of Wisconsin and is engaged in the financial services business through its wholly owned subsidiary, Ledger Bank S.S.B. (the "Bank"), a Wisconsin state-chartered stock savings bank headquartered in Milwaukee, Wisconsin. The Company's initial public offering was consummated in December 1993, and the Company acquired all of the outstanding common stock of the Bank issued in the mutual to stock conversion of the Bank (the "Conversion") on December 30, 1993.

     On June 15, 2001, the Company announced that it had entered into a definitive agreement with Anchor BanCorp Wisconsin, Inc. ("Anchor") (Nasdaq:
"ABCW"), headquartered in Madison, Wisconsin, providing for the merger of the Company with and into Anchor (the "Merger"). Anchor is the parent holding company for Anchor Bank, fsb, a $3.13 billion financial institution with 49 full-service offices and three lending-only facilities in 37 Wisconsin cities. Completion of the Merger is subject to certain conditions, including approval by shareholders of the Company. The Merger currently is expected to be completed during the fourth calendar quarter of 2001. The Company filed a Current Report on Form 8-K, dated June 15, 2001, with the Securities and Exchange Commission, in connection with its announcement of the Merger.

     The Company's primary strategy since the Conversion through fiscal 2001 has been to focus on effectively utilizing the capital acquired in the Conversion to fund asset growth and asset portfolio diversification into higher-yielding assets. This strategy resulted in an increase in the Company's asset size from $179.6 million at June 30, 1994 to $506.9 million at June 30, 2001. The Company's asset growth has come primarily through (i) the origination and purchase of mortgage loans (principally loans secured by one-to-four family owner-occupied homes) within and outside of the Company's primary lending area,
(ii) the purchase of mortgage-backed and related securities, and (iii) the origination and purchase of commercial real-estate and business loans within and outside of the Company's primary lending area. This asset growth was funded through significant increases in Federal Home Loan Bank ("FHLB") advances and other borrowings, and increases in deposits consisting primarily of brokered and non-brokered wholesale deposits.

     The Company's asset portfolio diversification has been achieved by altering the composition of loans and securities originated, purchased, sold and held in the total asset portfolio. In particular, the Company has focused on originating and purchasing higher-yielding non-conforming one-to-four family, multi-family, commercial real estate and commercial business loans secured by properties or assets located within the Company's primary lending area (as defined herein) and outside of the Company's primary lending area, to either replace or supplement lower-yielding one-to-four family mortgage loans and principal run-off from the mortgage securities portfolio. In fiscal 2001, the Company originated and purchased loans or participation interests (loan production) totaling $147.8 million and $28.0 million, respectively, (total loan production of $175.8 million) as compared to fiscal 2000 when originated and purchased loans and participation interests totaled $140.4 million and $118.9 million, respectively (total loan production of $259.3 million). Approximately $31.4 million and $132.4 million of the Company's total loan production related to properties or business assets located outside of the Company's primary lending area in fiscal 2001 and 2000, respectively (representing 8.66% and 32.09% of gross loans at June 30, 2001 and 2000, respectively). A significant portion of the Company's loan production in 2001 related to one-to-four family mortgage loan originations and commercial business loans. The Company had a decrease in the level of purchased loans due to the lack of availability of such loans that would have met the Bank's underwriting requirements.

     Under regulations established for state savings banks by the Wisconsin Department of Financial Institutions ("DFI"), the Bank is limited in the amount of commercial real estate and commercial business loans it can hold in its loan portfolio. The DFI approved limit for the Bank was 30% of the Bank's total asset base at June 30, 2001 and June 30, 2000. At June 30, 2001, the Bank had $131.1 million of such loans in its portfolio, representing 25.8% of the Bank's total asset base of $507.4 million. At June 30, 2000, the Bank had $138.3 million of such loans in its portfolio, representing 26.6% of the Bank's asset base of $520.0 million. The Company projects that the percentage of total assets represented by commercial real estate and commercial business loans will remain the same in fiscal 2002 as in fiscal 2001, since a substantial portion of these new originations and purchases are expected to be sold in the secondary market.*

     The Company began the process of increasing the level of core retail deposits relative to brokered and non-brokered wholesale deposits in fiscal 2001, which is expected to reduce the overall cost of liabilities for the Company.* This process started through the use of several different strategies, including changing the bank name from West Allis Savings Bank to Ledger Bank, S.S.B., opening a new full-service banking center in Glendale, Wisconsin and implementing a proactive internal sales culture. The new full-service banking center in Glendale, Wisconsin began operations during the third quarter of fiscal 2001. This location currently serves as the executive and administrative headquarters for the Company and Bank. Location-specific market research was conducted during fiscal 2000 by a third-party company, and this site was ranked by that market research company as one of the top five locations for attracting core deposit balances in Milwaukee County. The full-service banking center offers traditional deposit products and services, discount brokerage services, and mortgage, consumer and commercial business lending services.

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

     The Company's administrative office is located at 5555 N. Port Washington Road, Glendale, Wisconsin. The city of Glendale is immediately north of the city of Milwaukee, which is located on the western shore of

Lake Michigan, approximately 90 miles north of Chicago, Illinois. The Company has four full-service branches located in West Allis, Greenfield, New Berlin and Glendale, which are suburbs in Milwaukee and Waukesha counties. The Company also operates a limited-services office inside of a senior community residence in West Allis. All of the Company's locations are in areas generally characterized as residential neighborhoods.

     During fiscal 2001, the Company opened a new retail banking office in the building that houses the administrative office in Glendale, Wisconsin. The new banking location is located in a retail commercial business district and management anticipates opportunity for increased commercial loan origination and deposit acquisition in this market.* See "Item I. Business -- General."

     The City of Milwaukee is the largest city in Wisconsin, and the Milwaukee metropolitan statistical area ("MSA") which includes Milwaukee, Waukesha, Ozaukee and Washington counties, is the largest MSA within the State of Wisconsin. The MSA includes a diverse economic base, including business, industry and agriculture. Major employers include Johnson Controls, Inc., Briggs and Stratton Corp., Harley-Davidson, Inc., A.O. Smith Corp., Rockwell Allen-Bradley and Northwestern Mutual Life Insurance Co., and the home offices of numerous other insurance companies and financial institutions. Although the local economy was adversely impacted by the reduction in the number of jobs in heavy industry in the late 1920's and early 1980's, the addition of many service industry and small manufacturing jobs has had a favorable impact upon the area's economy. The MSA has eleven colleges and universities each with enrollments exceeding 1,000 students, including Marquette University, the Milwaukee campus of the University of Wisconsin and Concordia University.

LENDING ACTIVITIES

  GENERAL

     The largest component of the Bank's gross loan portfolio, which totaled $362.7 million at June 30, 2001, was first mortgage loans secured by owner-occupied one-to-four family residences. At June 30, 2001, one-to-four family owner-occupied mortgage loans totaled $140.4 million or 38.7% of gross loans. Of the remaining gross loans held at June 30, 2001, 22.7% were commercial real estate loans, 13.0% were multi-family mortgage loans, 6.8% were commercial construction and lot loans, 6.6% were commercial business loans, 5.9% were home equity loans, 3.6% were one-to-four family non-owner-occupied mortgage loans, 1.1% were multi-family construction loans, 0.7% were one-to-four family construction loans and 0.8% were in various consumer loans. As part of its strategy to manage interest rate risk, the Bank originates primarily ARM loans or fixed-rate loans which have short- and intermediate-term maturities for its own loan portfolio. The Bank also offers longer-term fixed-rate loans, of which substantially all are sold to secondary market investors within guidelines established by the Asset/Liability Committee.

     Since fiscal 1996, the Bank has been actively diversifying its loan portfolio from lower-yielding one-to-four family mortgage loans into higher-yielding non-conforming one-to-four family, multi-family, commercial real estate and commercial business loans while increasing the total asset size of the Bank. At June 30, 2001, total gross loans receivable decreased 12.1% to $362.7 million from $412.6 million at June 30, 2000. The Bank experienced a decline in the balance of substantially all loan categories, with the exception of multi-family loans, during fiscal 2001 due to an increase in loan repayments and a decrease in loans purchased. During periods of lower interest rates, customers generally prefer long-term fixed rate mortgages, which the Bank originates and typically sells in the secondary market based on its asset/liability management strategy. Substantially all of the 30-year fixed-rate conforming one-to-four family mortgage loans originated in fiscal 2001 were sold in the secondary market on a service-released basis in lieu of being retained in the Bank's portfolio.

     In fiscal 2001, approximately 32.76% (or $118.8 million) of the Company's gross loan portfolio related to properties or business assets located outside of the Company's primary lending area, compared to approximately 32.09% (or $132.4 million) in fiscal 2000. In terms of geographic distribution of loans, no single state (other than Wisconsin) represented in excess of 10% of the Company's gross loan portfolio at June 30, 2001. However, the Company did have loan balances secured by properties located in California, Illinois, Minnesota,

Michigan and New York that represented 5.4%, 3.4 %, 3.0%, 2.1% and 1.7% of the Company's gross loan portfolio at June 30, 2001, respectively.

     In deciding whether or not to purchase a loan or participation interest in a loan originated outside of the Company's primary lending area, management of the Company has applied, and intends to continue to apply, underwriting guidelines at least as strict as those applicable to the origination of comparable loans within its market area.* Management of the Company intends to continue to closely monitor the performance of such loans secured by multi-family and commercial real estate as well as business assets, as these types of loans generally involve a greater degree of credit risk than one-to-four family loans and carry larger balances.* The increased credit risk is the result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effect of general economic conditions on income producing properties, and the increased difficulty of evaluating and monitoring these types of loans. These risks may be increased with respect to loans secured by properties located outside the Company's primary lending area due to the increased difficulty of monitoring such loans. Due to the risks associated with this type of lending, the Company uses a separate risk monitoring and analysis process for its portfolio of purchased loans both within and outside of its primary lending area.

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

                                                                   AT JUNE 30,
                                     -----------------------------------------------------------------------
                                            2001                 2000                 1999            1998
                                     ------------------   ------------------   ------------------   --------
                                      AMOUNT    PERCENT    AMOUNT    PERCENT    AMOUNT    PERCENT    AMOUNT
                                      ------    -------    ------    -------    ------    -------    ------
                                                             (DOLLARS IN THOUSANDS)
REAL ESTATE LOANS:
  One-to-four family:
    Owner-occupied.................  $137,272     37.9%   $169,028     41.0%   $132,924     44.5%   $134,877
    Non-owner occupied.............    16,327      4.5      17,248      4.2      15,036      5.0      20,205
  Home equity......................    21,469      5.9      21,758      5.2      20,457      6.8      25,079
  Multi-family.....................    47,190     13.0      41,751     10.1      36,320     12.1      33,513
  Commercial/nonresidential........    82,290     22.7      86,521     21.0      42,366     14.2      34,610
  One-to-four family
    construction...................     2,550      0.7       9,414      2.2       3,933      1.3       3,718
  Multi-family construction........     4,000      1.1      11,870      2.9       8,740      2.9       3,120
  Other construction and land......    24,832      6.8      27,179      6.6      17,056      5.7      13,874
                                     --------    -----    --------    -----    --------    -----    --------
      Total real estate loans......   335,930     92.6     384,769     93.2     276,832     92.6     268,996
CONSUMER AND OTHER LOANS:
  Automobile.......................       184      0.1         262      0.1         444      0.1         755
  Credit card......................     1,909      0.5       2,112      0.5       2,372      0.8       2,777
  Other consumer loans.............       658      0.2         853      0.2       1,030      0.4       1,476
                                     --------    -----    --------    -----    --------    -----    --------
      Total consumer loans.........     2,751      0.8       3,227      0.8       3,846      1.3       5,008
  Commercial loans.................    23,982      6.6      24,589      6.0      18,254      6.1      14,646
  Gross loans receivable...........   362,663    100.0%    412,585    100.0%    298,932    100.0%    288,650
ADD:
  Accrued interest, net............     2,415                2,573                1,664                1,764
LESS:
  Loans in process.................    (8,084)             (18,589)             (16,279)              (6,848)
  Deferred fees and discounts......      (484)                (630)                (490)                (319)
  Allowance for loan losses........    (3,351)              (3,201)              (2,648)              (2,329)
  Allowance for uncollected
    interest.......................      (487)                (432)                 (59)                 (29)
                                     --------             --------             --------             --------
      Total additions/deductions...   (12,406)             (22,852)             (19,476)              (7,762)
                                     --------             --------             --------             --------
        Loans receivable, net......  $352,672             $392,306             $281,120             $280,889
                                     ========             ========             ========             ========

                                             AT JUNE 30,
                                     ----------------------------
                                      1998            1997
                                     -------   ------------------
                                     PERCENT    AMOUNT    PERCENT
                                     -------    ------    -------
                                        (DOLLARS IN THOUSANDS)
REAL ESTATE LOANS:
  One-to-four family:
    Owner-occupied.................    46.7%   $153,618     53.6%
    Non-owner occupied.............     7.0      13,893      4.9
  Home equity......................     8.7      25,297      8.8
  Multi-family.....................    11.6      27,616      9.7
  Commercial/nonresidential........    12.0      21,693      7.6
  One-to-four family
    construction...................     1.3      17,382      6.1
  Multi-family construction........     1.1       9,621      3.4
  Other construction and land......     4.8       7,385      2.6
                                      -----    --------    -----
      Total real estate loans......    93.2     276,505     96.7
CONSUMER AND OTHER LOANS:
  Automobile.......................     0.3       1,195      0.4
  Credit card......................     0.9       2,730      1.0
  Other consumer loans.............     0.5       1,950      0.7
                                      -----    --------    -----
      Total consumer loans.........     1.7       5,875      2.1
  Commercial loans.................     5.1       3,471      1.2
  Gross loans receivable...........   100.0%    285,851    100.0%
ADD:
  Accrued interest, net............               1,694
LESS:
  Loans in process.................             (11,998)
  Deferred fees and discounts......                (197)
  Allowance for loan losses........              (1,762)
  Allowance for uncollected
    interest.......................                 (32)
                                               --------
      Total additions/deductions...             (12,295)
                                               --------
        Loans receivable, net......            $273,566
                                               ========

  LOAN MATURITY

     The following table shows the contractual maturity of the Bank's loan and mortgage-backed and related securities portfolio at June 30, 2001. Loans that have adjustable rates are shown as being due in the period during which the last payment is due. Demand loans that have no schedule for repayment and no stated maturity are reported as due in one year or less. The table does not include estimated prepayments or scheduled principal amortization. Prepayments and scheduled principal amortization on loans totaled $151.5 million, $110.3 million and $199.7 million for the years ended June 30, 2001, 2000 and 1999, respectively. Management anticipates that if and when the Bank purchases one-to-four family, multi-family, commercial real estate and commercial business loans, or participation interests in such loans, there will not be a material impact on the contractual maturities of the Bank's loan portfolio.*

                                                                    AT JUNE 30, 2001
                          -----------------------------------------------------------------------------------------------------
                                                                                                                       TOTAL
                                                                                                                     MORTGAGE-
                                       ONE-TO-                                                                         BACKED
                          ONE-TO-        FOUR                              MULTI-      COMMERCIAL/       OTHER          AND
                            FOUR        FAMILY       HOME     MULTI-       FAMILY         NON-       CONSTRUCTION/    RELATED
                           FAMILY    CONSTRUCTION   EQUITY    FAMILY    CONSTRUCTION   RESIDENTIAL       LAND        SECURITIES
                          -------    ------------   ------    ------    ------------   -----------   -------------   ----------
                                                                     (IN THOUSANDS)
AMOUNTS DUE:
 Within one year........  $    123     $    --      $   120   $ 3,488      $3,000        $ 1,557        $ 7,201       $    --
 After one year:
   One to three years...     2,262          --          349    11,153          --         22,561          3,396           522
   Three to five
     years..............       847          --        2,911    17,004       1,000         23,634          8,886            --
   Five to ten years....    15,295          --       17,172     3,092          --         20,564          4,588           599
   Ten to 20 years......    67,760          --          917     3,667          --         13,974            761        16,357
   Over 20 years........    67,312       2,550           --     8,786          --             --             --        43,922
                          --------     -------      -------   -------      ------        -------        -------       -------
     Total due after one
       year.............   153,476       2,550       21,349    43,702       1,000         80,733         17,631        61,400
                          --------     -------      -------   -------      ------        -------        -------       -------
     Total amounts due..   153,599       2,550       21,469    47,190       4,000         82,290         24,832        61,400
LESS:
 Loans in process.......      (846)     (1,271)          --        --      (1,935)            --         (4,032)           --
 Deferred fees and
   discounts............      (233)         --           --        --          --           (251)            --           (67)
 Allowance for loan
   losses...............      (834)         (8)        (256)     (377)        (16)        (1,162)          (214)           --
 Unrealized loss on
   securities available-
   for-sale.............        --          --           --        --          --             --             --           258
                          --------     -------      -------   -------      ------        -------        -------       -------
Loans receivable and
 mortgage-backed and
 related securities,
 net....................  $151,686     $ 1,271      $21,213   $46,813      $2,049        $80,877        $20,586       $61,591
                          ========     =======      =======   =======      ======        =======        =======       =======

                                  AT JUNE 30, 2001
                          --------------------------------

                          CONSUMER   COMMERCIAL    TOTAL
                          --------   ----------    -----
                                   (IN THOUSANDS)
AMOUNTS DUE:
 Within one year........   $2,053     $12,819     $ 30,361
 After one year:
   One to three years...      162       4,969       45,374
   Three to five
     years..............      103       6,111       60,496
   Five to ten years....      327          83       61,720
   Ten to 20 years......      106          --      103,542
   Over 20 years........       --          --      122,570
                           ------     -------     --------
     Total due after one
       year.............      698      11,163      393,702
                           ------     -------     --------
     Total amounts due..    2,751      23,982      424,063
LESS:
 Loans in process.......       --          --       (8,084)
 Deferred fees and
   discounts............       --          --         (551)
 Allowance for loan
   losses...............     (123)       (361)      (3,351)
 Unrealized loss on
   securities available-
   for-sale.............       --          --          258
                           ------     -------     --------
Loans receivable and
 mortgage-backed and
 related securities,
 net....................   $2,628     $23,621     $412,335
                           ======     =======     ========

     The following table sets forth at June 30, 2001, the dollar amount of all loans and mortgage-backed and related securities due after June 30, 2002, and whether such loans have fixed interest rates or adjustable interest rates.

                                                                     DUE AFTER JUNE 30, 2002
                                                                ----------------------------------
                                                                 FIXED      ADJUSTABLE     TOTAL
                                                                 -----      ----------     -----
                                                                          (IN THOUSANDS)
Mortgage loans:
  One-to-four family........................................    $124,328     $ 29,148     $153,476
  One-to-four family construction...........................          --        2,550        2,550
  Home equity...............................................       2,142       19,207       21,349
  Multi-family..............................................      33,636       10,066       43,702
  Multi-family construction.................................       1,000           --        1,000
  Commercial/nonresidential.................................      67,075       13,658       80,733
  Other construction and land...............................       2,893       14,738       17,631
Consumer loans..............................................         698           --          698
Commercial loans............................................      10,436          727       11,163
                                                                --------     --------     --------
  Gross loans receivable....................................     242,208       90,094      332,302
Mortgage-backed and related securities......................      47,687       13,713       61,400
                                                                --------     --------     --------
  Gross loans receivable and mortgage-backed and related
     securities.............................................    $289,895     $103,807     $393,702
                                                                ========     ========     ========

  ONE-TO-FOUR FAMILY MORTGAGE LENDING

     The majority of the Bank's historical lending activity has been the origination of first mortgage loans secured by one-to-four family owner-occupied residences located within the Bank's primary lending area. In fiscal 2001, the Bank primarily originated one-to-four family real estate loans secured by properties located within the Bank's primary lending area. At June 30, 2001, the Bank's one-to-four family mortgage loan portfolio was $153.6 million (representing 42.4% of gross loans) compared to $186.3 million (representing 45.2% of gross loans) at June 30, 2000. Due to the lower level of interest rates and increased level of refinancing activity, the Bank's originations of one-to-four family loans increased by 120.0% to $75.3 million at June 30, 2001 from $34.2 million at June 30, 2000. The Bank did not purchase one-to-four family mortgage loans during fiscal 2001, compared to purchases of $38.0 million in one-to-four family non-conforming loans in fiscal 2000. All one-to-four family mortgage loans purchased in fiscal 2000 were retained in the Bank's loan portfolio. The purchased loans either were underwritten in accordance with the Bank's underwriting guidelines or if the Bank's underwriting guidelines were not met, other credit enhancements or rate adjustments were obtained.

     The Bank offers conventional fixed-rate mortgage loans and ARM loans with maturity dates that typically range from 15 to 30 years. During fiscal 2001, substantially all of the ARM loans were originated for the Bank's own loan portfolio. The Bank also originates 15-year fixed-rate loans that primarily have been retained in the Bank's portfolio in recent fiscal years but which the Bank may sell in the future.* During the fiscal year ended June 30, 2001, the Bank originated $70.9 million in fixed-rate one-to-four family mortgage loans. The Bank sold $67.3 million in fixed-rate one-to-four family mortgage loans in fiscal 2001, of which substantially all were 30-year fixed-rate mortgage loans. The Bank had sold primarily all of its 30-year fixed-rate loans in prior years. Certain fixed-rate loans made under special loan terms or programs, principally originated for purposes of compliance with the Community Reinvestment Act are retained in the Bank's portfolio. The Bank follows Freddie Mac and Fannie Mae underwriting guidelines for its conforming one-to-four family mortgage loans.

     Due to the highly competitive banking environment in its primary lending area, the Bank offers a variety of rates, fees, origination terms and mortgage products. While the interest rate on a mortgage loan is a function of the origination points charged, the Bank has originated and intends to continue to originate loans that are for sale in the secondary market and primarily without points.*

     The Bank also originates mortgage loans secured by one-to-four family properties located within its primary lending area for retention in its own portfolio that do not conform to Freddie Mac and Fannie Mae underwriting guidelines, typically due to higher loan-to-value ratios, source of down payment or lower credit scores. The Company believes that substantially all of the originations were comprised of one-to-four family conforming mortgage loans secured by properties within the Company's primary lending area. To compensate for the non-conforming characteristics that increase the risk on these loans, the Bank receives a higher interest rate or fees. Additional procedures have been implemented relative to non-conforming one-to-four family mortgage loans originated by the Company for its own portfolio which include a secondary review process in the areas of underwriting, risk and yield analysis. A monthly review of the portfolio is conducted by the Company's Asset Quality Committee.

     Upon receipt of a completed mortgage application from a prospective borrower, a credit report is ordered, an appraisal from an independent third party is obtained, income and other deposit information is verified, and, as necessary, additional financial information is requested. The Bank requires title insurance on all first mortgage loans. Borrowers must present evidence of appropriate hazard insurance and flood insurance (if applicable) prior to the closing. Borrowers are generally required to advance funds on a monthly basis, together with payments of principal and interest, to a mortgage escrow account from which the Bank makes disbursements for items such as real estate taxes, hazard insurance, and in some cases, flood insurance. For loans with lower loan-to-value ratios, escrow requirements may be waived for an additional fee. The lending policy of the Bank for its one-to-four family mortgage loans meeting federal secondary market guidelines restricts mortgage loan amounts to 80% of the lesser of the appraised value or purchase price of the real estate to be mortgaged to the Bank. The Bank makes mortgage loans in amounts up to 95% of the lesser of the appraised value or purchase price, subject to the availability of private mortgage insurance insuring the amount in excess of 80% of the appraised value or purchase price. One-to-four family non-conforming mortgage loans purchased by the Company typically do not have private mortgage insurance. Another exception to this policy is for ARM loans in which case the Bank loans up to 95% of the appraised value or purchase price with the appropriate private mortgage insurance. The Bank's underwriting department reviews all the pertinent information and makes a credit decision for approval or denial within established Bank policy guidelines. Utilizing the Bank's current underwriting guidelines, a portion of one-to-four family loans were outsourced to a contract underwriter, then reviewed by the Bank's internal underwriter during fiscal 2001. The use of outsourcing of one-to-four family loans to a contract underwriter is consistent with the strategy to contain the Bank's variable per loan origination costs. Recommendations to deny applications based on underwriting considerations are reviewed by the Bank's underwriter prior to a final loan denial and secondarily reviewed by the department manager. Summaries of all one-to-four family mortgage loan applications are reviewed on a monthly basis by the Board of Directors and the Loan Committee. Mortgage loans held in the Bank's loan portfolio generally include due-on-sale clauses, which provide the Bank with the contractual right to deem the loan immediately due and payable in the event the borrower transfers the ownership of the property without the Bank's prior consent. The Bank enforces the due-on-sale clauses of its mortgage loans.

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

     Prior to the mid-1980s, the Bank originated ARM loans which carried interest rates that were subject to annual adjustment by the Bank on a discretionary basis ("non-index ARMs"). At June 30, 2001, the Bank had $2.1 million of non-index ARMs outstanding.

     The Bank offers one- to two-year ARM loan programs amortized over a 15-year term for land loans. Under these programs, the interest rate and monthly payment are fixed for the initial term and, thereafter, adjust annually after the initial one- and two-year terms.

  HOME EQUITY LENDING

     The Bank originates closed- and open-ended home equity loans, also referred to as flexLOANS, secured by one-to-four family residences within its primary lending area. The closed-end home equity loans have fixed rates for periods of up to fifteen years. Open-ended home equity loans are granted for up to a ten-year term, renewable at the sole discretion of the Bank for up to additional ten-year periods. The minimum periodic payment on open-ended home equity loans is based on 1.5% for loans with combined loan-to-value ratios up to 100% and interest-only on loans up to 85% combined loan-to-value ratios. After an initial introductory interest rate that is set below the fully-indexed rate, open-ended loans have an interest rate adjustable monthly, currently set at the prime rate plus 2%-3% for loans with combined loan-to-value ratios above 85% and prime rate for loans with combined loan-to-value ratios up to 85%. Origination fees are charged on close-ended home equity loans. The Bank reviews completed loan applications, receives a credit report, verifies income and other financial data, and either uses the tax assessment of the property as assessed by the local municipality or obtains a separate appraisal of the property to determine the maximum amount it will loan on such property. The Bank's delinquency experience on home equity loans has been minimal. At June 30, 2001, the home equity loan portfolio was $21.5 million compared to $21.8 million at June 30, 2000. The open-ended home equity product is promoted by loan originators and offers the Bank an asset that adjusts with current interest rates and is part of the Bank's asset/liability management strategy.

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

     For the fiscal year ended June 30, 2001, residential construction loan originations and purchases totaled $3.3 million compared to $9.1 million during fiscal 2000. In fiscal 2001, all originated one-to-four family construction loans were secured by properties located within the Bank's primary lending area. The decrease in residential one-to-four family construction lending during fiscal 2001 was primarily due to a decrease in emphasis on such lending during the period. A significant number of the Bank's construction loans result in permanent mortgage loans. Because most residential construction loans are ARM loans, residential construction loans afford the Bank the opportunity to increase the repricing frequency of its loan portfolio. The Bank also receives yields on fixed-rate residential construction loans that are higher than those obtainable on fixed-rate loans secured by existing residential properties. While higher risks generally are associated with residential construction lending because of the uncertainties involved in the construction process, the Bank has taken precautions to reduce such risks by requiring private mortgage insurance if the loan-to-value ratio exceeds 80%. All construction loans originated by the Bank are underwritten according to the Bank's underwriting guidelines. The Bank originates and purchases construction loans whereby substantially all are provided permanent financing as a part of the original loan agreement. The Bank has had minimal delinquent residential construction loans to date.

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

     The Bank originated $6.7 million and $11.6 million in multi-family loans secured by properties within its primary lending area in fiscal 2001 and 2000, respectively. The decrease in multi-family loan originations was primarily due to the increased competition for such loans in the Bank's lending area during fiscal 2001. The Bank purchased $3.1 million and $6.0 million of multi-family loans in fiscal 2001 and 2000, respectively. Of the $3.1 million purchased by the bank in fiscal 2001, $3.1 million were secured by properties located outside its primary lending area. Of the $6.0 million purchased by the Bank in fiscal 2000, $3.5 million were secured by properties located outside its primary lending area. The decrease in multi-family loan purchases in fiscal 2001 is primarily due to the lack of availability of such loans that would have met the Bank's underwriting requirements.

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

  MULTI-FAMILY CONSTRUCTION LENDING

     In fiscal 2001, the Bank increased its multi-family residential construction lending activities as compared to fiscal 2000. For the fiscal year ended June 30, 2001, the Bank originated $4.6 million in multi-family residential construction loans. The Bank did not originate multi-family construction loans in fiscal 2000. There were $0 and $3.1 million in purchases of multi-family construction loans in fiscal 2001 and 2000, respectively. Of the $3.1 million in multi-family construction loans purchased in fiscal 2000, all related to properties located outside of the Bank's primary lending area and consisted of two separate transactions in fiscal 2000, which related to multi-family real estate located in Minnesota.

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

     The loan-to-value on multi-family construction loans does not exceed 80% of the lessor of the appraised value or purchase price of the property. Appraisals on properties that secure multi-family loans are performed by an independent appraiser designated by the Bank. In addition, the Bank's underwriting procedures require verification of the borrower's credit history, an analysis of the borrower's income, personal and business (if applicable) financial statements, banking relationships and a review of the property, including cash flow projections and historical operating results. The Bank evaluates all aspects of multi-family construction lending to mitigate risk to the extent possible. The Bank seeks to ensure that the property securing the loans will generate sufficient cash flow to adequately cover operating expenses and debt service payments. Individual guarantees for all multi-family loans originated or purchased are typically required as part of the overall credit analysis. The Bank originates and purchases construction loans whereby substantially all are provided permanent financing as a part of the original loan agreement.

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

  COMMERCIAL REAL ESTATE LENDING

     Prior to fiscal 1996, the Bank had minimal originations of commercial real estate loans (i.e., loans secured by non-residential property). The Bank originated and purchased $11.8 million, $52.9 million and

$49.8 million in commercial real estate loans in fiscal years 2001, 2000 and 1999, respectively. The significant decrease in originations and purchases in fiscal 2001 is related to the increased competition to originate and purchase such loans in fiscal 2001. In fiscal 2001, the Bank originated and purchased $11.8 million of commercial real estate loans, of which $5.5 million, (or 46.8%), were loans originated or purchased and secured by properties within the Bank's primary lending area, and $6.3 million were participation interests in loans of which $1.6 million were secured by properties located outside of the Bank's primary lending area.

     Commercial loans generally will be underwritten in amounts of up to 80% of the lessor of the appraised value or purchase price of the underlying property. Appraisals on properties that secure commercial real estate will be performed by an independent appraiser designated by the lender at the time the application is submitted. In addition, the Bank's underwriting procedures require verification of the borrowers' credit history, an analysis of the borrower's income, credit history, personal and business (if applicable) financial statements and banking relationships and a review of the property, including cash flow projections, historical operating results and environmental concerns. The Bank evaluates all aspects of commercial real estate lending to mitigate risk to the extent possible. The Bank seeks to ensure that the property securing the loans will generate sufficient cash flow to adequately cover operating expenses and debt service payments. The Bank uses underwriting guidelines for loans purchased outside its primary lending area that are at least as strict as those guidelines for loans originated within its primary lending area.

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

  CONSUMER LENDING

     The Bank originates a variety of consumer loans, generally consisting of automobile, motorcycle, boat, mobile home and credit card. At June 30, 2001, these consumer loans totaled $2.8 million, or 0.8% of gross loans, compared to $3.2 million or 0.8% at June 30, 2000. Consumer loans generally have shorter terms and higher interest rates than mortgage loans but generally involve more risk than mortgage loans because of the type and nature of the collateral and, in certain cases, the absence of collateral. Consumer loans generally are dependent on the borrower's continuing financial stability and thus are more likely to be affected by adverse personal circumstances. Often the loans are secured by rapidly depreciable personal property, such as automobiles. Despite the risks inherent in consumer lending, the Bank's delinquent consumer loans as a percentage of gross loans has been minimal.

  OTHER CONSTRUCTION/LAND LENDING

     In fiscal 2001, the Bank originated and purchased $14.6 million of commercial real estate construction loans for commercial properties and residential real estate land loans compared to $36.7 million in fiscal 2000. The decrease in commercial construction and land loans was primarily due to the increased competition for such loans in the Bank's lending area and the lack of availability of such loans that would have met the Bank's underwriting requirements. These loans consist of adjustable rate mortgage loans originated at prevailing market rates and participation interests in commercial real estate construction loans originated by other lenders. Of the $14.6 million originated and purchased in fiscal 2001, $6.9 million were originated internally, and $6.4 million of the $6.9 million originated by the Bank consisted of commercial real estate construction loans and $500,000 consisted of residential land loans. The $7.7 million of loans purchased consisted of land loans. The $7.7 million of land loans purchased outside of the Bank's primary lending area consisted of 4 separate transactions with the largest transaction aggregating $2.5 million.

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

  COMMERCIAL BUSINESS LENDING

     The commercial lending division originated $27.1 million in commercial business loans during fiscal 2001 compared to $33.9 million in fiscal 2000. During fiscal 2001, the Bank purchased $10.7 million in commercial business loans, all of which related to businesses located outside of the Bank's primary lending area. Aggregate commercial business loans purchased in fiscal 2000 were $14.0 million. Of the $10.7 million in out-of-market commercial business loan purchases, the largest single transaction consisted of a $4.0 million loan secured by the equity interest in hotels located in scattered sites in the USA. The commercial lending division originates loans collateralized by business equipment, inventory and trade receivables. The transactions generally are in the form of loans, leases, lines of credit and letters of credit. Such transactions typically will be structured as short-term fixed or adjustable rate loans with three-to-five year maturities.

     The focus of the Company's commercial lending operation is to provide financing options to businesses with revenues up to $10 million by offering commercial/ industrial real estate term loans, construction loans, equipment leasing, inventory/equipment/receivables financing, lines of credit, letters of credit and government loan programs both within and outside of the Bank's primary lending area. Under regulations established for state savings banks by the Wisconsin Department of Financial Institutions ("DFI"), the Bank is limited in the amount of commercial real estate and commercial business loans it can hold in its loan portfolio. The DFI approved limit for the Bank is 30% of the Bank's total asset base at June 30, 2001 and 2000. At June 30, 2001, the Bank had $131.1 million of such loans in its portfolio, which represents 25.8% of the Bank's asset base of $507.4 million. At June 30, 2000, the Bank had 138.3 million of such loans in its portfolio, which represents 26.6% of the Bank's asset base of $520.0 million.

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

     A commercial lending policy approved by the Board of Directors has established three levels of underwriting approval with individual loan officer authority up to $250,000, Senior Loan Committee up to $1.5 million, and loans in excess of $1.5 million will require the approval of the Board of Directors. Loans exceeding the authority limits of the Senior Loan Committee must be approved by the full Board of Directors. All loans approved pursuant to designated authority are confirmed monthly by the Loan Committee. One-to-four family, multi-family and commercial real estate loans purchased or participation interests in such loans purchased that are secured by properties located outside of the Bank's primary lending area will be underwritten pursuant to guidelines at least as strict as those guidelines applicable to internal Bank loan originations. See also "Lending Activities -- One-to-four Family Mortgage Lending" and "Originations, Purchases and Sales of Loans -- Commercial Loan Originations, Sales and Servicing (Ledger Financial, Inc.)."

ORIGINATIONS, PURCHASES AND SALES OF LOANS

     The following table sets forth the Company's total loan production (originations and purchases) and gross loan sales for fiscal 2001, 2000 and 1999.

                                                                      YEAR ENDED JUNE 30,
                                                                --------------------------------
                                                                  2001        2000        1999
                                                                  ----        ----        ----
                                                                         (IN THOUSANDS)
Total loan originations.....................................    $147,836    $140,441    $202,098
Total loan purchases........................................      27,966     118,897      56,862
                                                                --------    --------    --------
     Total loan production..................................    $175,802    $259,338    $258,960
                                                                ========    ========    ========
Total loan sales............................................    $ 73,614    $ 33,932    $ 48,329

     The principal sources of revenue from the Company's loan production and loan sale activities are (i) mortgage loan origination fees, if any, (ii) interest income earned on mortgage loans pending sale, (iii) mortgage loan servicing fees, (iv) gains on the sale of mortgage loans and (v) gains on the sale of mortgage servicing rights. The Company also receives income through other loan related fees, including late payment charges and miscellaneous service fees. The Company had a decrease in the level of purchased loans due to the lack of availability of such loans that would have met the Bank's underwriting requirements.

     The following table sets forth the Bank's loan originations and loan purchases, sales and principal repayments by loan category for the periods indicated. Mortgage loans and mortgage-backed and related securities held for sale are included in the totals.

                                                                    FISCAL YEAR ENDED JUNE 30,
                                                                ----------------------------------
                                                                  2001         2000        1999
                                                                  ----         ----        ----
                                                                          (IN THOUSANDS)
MORTGAGE LOANS (GROSS):
At beginning of period......................................    $ 384,769    $276,832    $ 268,996
Mortgage loans originated:
  One-to-four family........................................       75,255      34,210       89,265
  One-to-four family construction...........................        3,319       9,082        5,148
  Home equity...............................................       13,589      14,259       10,899
  Multi-family..............................................        6,650      11,571       10,606
  Multi-family construction.................................        4,583          --        5,691
  Commercial/non-residential................................        5,269      14,964       28,833
  Other construction/land...................................        6,872      16,881        9,060
                                                                ---------    --------    ---------
       Total mortgage loans originated......................      115,537     100,967      159,502
Mortgage loans purchased:
  One-to-four family........................................           --      37,991        6,951
  One-to-four family construction...........................           --          28           --
  Multi-family..............................................        3,050       6,026        1,000
  Multi-family construction.................................           --       3,100           --
  Commercial/non-residential................................        6,503      37,911       20,936
  Other construction/land...................................        7,700      19,850       19,377
                                                                ---------    --------    ---------
       Total mortgage loans purchased.......................       17,253     104,906       48,264
                                                                ---------    --------    ---------
       Total mortgage loans originated and purchased........      132,790     205,873      207,766
                                                                ---------    --------    ---------
Transfer of mortgage loans to foreclosed real estate........         (628)     (1,473)        (682)
Principal repayments........................................     (107,387)    (62,531)    (150,919)
Sales of fixed-rate loans...................................      (73,614)    (33,932)     (48,329)
                                                                ---------    --------    ---------
At end of period............................................    $ 335,930    $384,769    $ 276,832
                                                                =========    ========    =========
CONSUMER LOANS:
At beginning of period......................................    $   3,227    $  3,846    $   5,008
  Consumer loans originated.................................        5,174       5,605        5,768
Principal repayments........................................       (5,650)     (6,224)      (6,930)
                                                                ---------    --------    ---------
At end of period............................................    $   2,751    $  3,227    $   3,846
                                                                =========    ========    =========
COMMERCIAL LOANS:
At beginning of period......................................    $  24,589    $ 18,254    $  14,646
  Commercial loans originated...............................       27,125      33,869       36,828
  Commercial loans purchased................................       10,713      13,991        8,598
  Principal repayments......................................      (38,445)    (41,525)     (41,818)
                                                                ---------    --------    ---------
At end of period............................................    $  23,982    $ 24,589    $  18,254
                                                                =========    ========    =========
MORTGAGE-BACKED AND RELATED SECURITIES:
At beginning of period......................................    $  50,961    $110,184    $ 122,831
Mortgage-backed and related securities purchased............       29,646      23,855       83,730
Sales of mortgage-backed and related securities.............       (2,955)    (50,861)      (2,503)
Amortization and repayments.................................      (16,893)    (32,073)     (93,577)
Market valuation allowance on available-for-sale
  mortgage-backed securities................................          832        (144)        (297)
                                                                ---------    --------    ---------
At end of period............................................    $  61,591    $ 50,961    $ 110,184
                                                                =========    ========    =========

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

     In connection with the origination of mortgage loans, the Bank charges points for origination, commitment and discounts, and fees for processing and closing in addition to requiring borrower reimbursement for out-of-pocket fees for costs associated with obtaining independent appraisals, credit reports, title insurance, private mortgage insurance and other items. Because of the highly competitive mortgage market in which the Bank originates loans, the point structure varies considerably, depending upon the type of mortgage loan being made, its interest rate and other competitive factors. While origination fees ranging from zero to two points generally have been quoted on mortgage loans in recent years, most of the Bank's borrowers typically accept a slightly higher interest rate and pay zero points. Commitment fees are paid by the applicant at time of loan commitment, whereas the origination and discount fees are paid at time of closing. Loan origination and commitment fees and certain direct loan origination costs are deferred and the net amounts amortized as an adjustment of the related loan's yield in accordance with Statement of Financial Accounting Standard No. 91. These amounts are amortized to interest income using the level yield method over the contractual life of the related loans. Unamortized deferred net loan fees and (costs) totaled $484,000, $630,000 and $490,000 at June 30, 2001, 2000, and 1999, respectively. The decrease in unamortized deferred loan fees at June 30, 2001 as compared to June 30, 2000, primarily resulted from the increased level of loan refinancing in fiscal 2001.

     The Bank services residential real estate loans owned by the Bank as well as for other secondary market purchasers for certain loans sold in the secondary market. See "-- Sale of Residential Loans." Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, making advances to cover delinquent payments, making inspections as required of mortgaged premises, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults and generally administering the loans. The Bank receives fees for servicing residential mortgage loans to compensate it for the servicing function. These fees generally range from 0.25% to 0.375% of the declining principal balances of the loans per annum.

  PURCHASES OF RESIDENTIAL LOANS

     During the fiscal year ended June 30, 2001, the Bank did not purchase one-to-four family mortgage loans as compared to $38.0 million in fiscal 2000 and $7.0 in fiscal 1999. All of the loans purchased in fiscal 2000 and 1999 consisted of non-conforming one-to-four family mortgage loans secured by properties located outside of the Bank's primary lending area, and were purchased from, and are serviced by, a third-party bank, which originated the loans. Purchases of non-conforming one-to-four family mortgage loans both within and outside of the Company's primary lending area increased significantly during fiscal 2000 as part of the Company's asset portfolio diversification strategy. In fiscal 2001, however, the Company had a decrease in the level of purchased loans due to the lack of availability of such loans that would have met the Bank's underwriting requirements.

  SALE OF RESIDENTIAL LOANS

     The Bank sells one-to-four family mortgage loans, on a non-recourse basis, into the secondary market to Freddie Mac, WHEDA, Fed VA, State VA and other private secondary market purchasers. The amount of loans sold by the Bank is based upon market conditions and the Bank's asset/liability strategy. The Bank sold $67.3 million, or 95.9% of its total of $70.9 million in fixed-rate one-to-four family mortgage loans in fiscal 2001. Of the $67.3 million, substantially all were 30-year fixed-rate mortgage loans. The Bank had sold nearly all of its 30-year fixed loans in prior years. Certain fixed-rate loans made under special loan terms or programs, principally originated for purposes of compliance with the Community Reinvestment Act are retained in the

Bank's portfolio. The Bank follows Freddie Mac and Fannie Mae underwriting guidelines for its one-to-four family mortgage loans, which are sold in the secondary market.

     For the fiscal years ended June 30, 2001, 2000 and 1999, the Bank's fixed-rate loan sales to private and governmental investors totaled $67.3 million, $33.9 million and $48.3 million, with associated gross gains of $988,000, $224,000 and $892,000, respectively. The increase in loan sales in fiscal 2001 and 1999 as compared to fiscal 2000 relate to the lower level of interest rates during those periods and the increase in long-term fixed rate one-to-four family loans originated and sold in the secondary market.

     The Bank almost always retains servicing on loans sold to Freddie Mac. The Bank generally releases servicing on loans sold to all other secondary market purchasers. When loans are sold with servicing rights released to the secondary market purchaser, the Company recognizes current income from receipt of servicing release fees in addition to receiving a premium or deducting a discount based on the market value of the loan (which is dependent upon, among other factors, the interest rate and market conditions at the time the sale price is locked in with the purchaser). For fiscal years ended June 30, 2001, 2000, and 1999, the Bank's net service fees on loans sold into the secondary market totaled $76,000, $50,000 and $21,000, respectively. Sales prices for loans originated for resale are generally locked in with the secondary market purchasers at the time of origination in order to minimize the Company's interest rate risk.

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

     The contractual right to service mortgage loans that have been sold has an economic value that, in accordance with GAAP, is recognized as an asset on the Bank's balance sheet. There were no gains on the sales of servicing rights included in gains on the sale of loans for fiscal 2001, 2000 and 1999. The mortgage servicing asset created will be amortized against the servicing fee income stream. The value results from the future income stream of the servicing fees, the availability of the cash balances associated with escrow funds collected monthly for real estate taxes and insurance, the availability of the cash from monthly principal and interest payments from the collection date to the remittance date, and the ability of the servicer to cross-sell other products and services. The actual value of a servicing portfolio is dependent upon such factors as the age, maturity and prepayment rate of the loans in the portfolio, the average dollar balance of the loans, the location of the collateral property, the average amount of escrow funds held, the interest rates and delinquency experience of the loans, the types of loans and other factors.

     The Bank also acts as a conduit for loans sold to WHEDA. For those borrowers who qualify under WHEDA guidelines, the Bank originates the loan for a fee equal to 1% of the underlying loan amount and sells the loan to WHEDA, on a non-recourse basis, servicing released.

  COMMERCIAL LOAN ORIGINATION, SALES AND SERVICING (LEDGER FINANCIAL, INC.)

     During fiscal 2001, the Company leveraged its existing commercial lending capabilities to include the origination, sale and servicing of commercial real estate mortgages on a national basis, with primary concentration in the southwest and western regions of the country. The new commercial mortgage banking operation, Ledger Financial, Inc. ("LFI"), is a wholly owned subsidiary of the Company. LFI originates loans from a third party commercial real-estate broker on a non-exclusive basis and acts as the lender of record until the loan is sold without recourse, generally within 45 days of the loan closing. LFI recognizes that the volume of loans originated, sold and serviced will be dependent on the level of referrals generated by the third party real estate broker. HFI intends to expand its referral network of real estate brokers in the future.* LFI intends to retain the servicing rights to these loans and receive a servicing fee.* The principal sources of revenue from the commercial mortgage banking operation are expected to be: (i) mortgage loan origination fees, (ii) interest income earned on mortgage loans pending sale, (iii) mortgage loan servicing fees and (iv) underwriting and administrative fees.* The primary benefit of the expansion of the Bank's commercial mortgage banking activities is to gain economies of scale through the ability to leverage existing staff, expertise level, overhead and infrastructure in order to increase fee income without a significant incremental increase in expenses.* For the fiscal year ended June 30, 2001 LFI earned $142,000 in interest income and $20,000 in servicing fees. Net loss for LFI was ($55,262) for the fiscal year ended June 30, 2001.

     The commercial mortgage loans held for sale by LFI will be carried at the lower of cost or market, and losses, if any, are recorded on the financial statements of the Company, irrespective of when the asset is ultimately sold. Gains, if any, are recognized at the time the loan is sold and funded. Gains or losses on the sale result primarily from two factors. First, LFI may originate a loan at a price that is higher or lower than LFI would receive because of changes in interest rates since the initial rate committed to the borrower. Second, gains and losses result from the actual number of loans closed being greater or fewer than anticipated. Changes in interest rates also affect the value of commitments to sell commercial mortgage loans to secondary market investors.

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

     LFI intends to retain servicing on the commercial mortgage loans sold to secondary market investors.* As compensation for providing servicing, LFI will receive loan servicing fees, which represent the difference between the interest rate charged the borrower and the rate at which such loans are sold.* The servicing rate earned by the Company is anticipated to be .25% per annum on the declining principal balances of the loans.* Servicing fees are collected out of monthly mortgage payments. Other sources of loan servicing revenue include late charges, miscellaneous and administrative fees. Servicing portfolios are subject to reduction by normal amortization, by prepayment or by foreclosure of delinquent loans. See "-- Sale of Residential Loans" for a discussion of accounting methods applied to the economic value of the contractual right to service mortgage loans.

     Loans secured by commercial real estate generally involve a greater degree of credit risk than one-to-four family mortgage loans and carry larger loan balances. The degree of credit risk of a servicing portfolio is limited when loans are sold on a non-recourse basis. See "Lending Activities" for a discussion on credit risk.

DELINQUENCIES, NON-PERFORMING ASSETS AND CLASSIFIED ASSETS

  DELINQUENT LOANS -- RESIDENTIAL/CONSUMER LOANS

     When a borrower fails to make a required payment by the end of the month in which the payment is due, the Bank generally initiates collection procedures. The Bank will send a late notice, and in most cases, delinquencies are cured promptly; however, if a loan becomes delinquent for more than 60 days, the Bank contacts the borrower directly, to determine the reason for the delinquency and to effect a cure, and where it believes appropriate, reviews the condition of the property and the financial position of the borrower. At that time, the Bank may: (i) accept a repayment program for the amount past due; (ii) seek evidence of efforts by the borrower to sell the property; (iii) request a deed in lieu of foreclosure; or (iv) initiate foreclosure proceedings. When a loan secured by a mortgage is delinquent for three or more monthly installments, the Bank generally will initiate foreclosure proceedings. With respect to delinquencies on Fed or State VA or other governmental loan program mortgages, the Bank follows the appropriate notification and foreclosure procedures prescribed by the respective regulatory agencies.

     On mortgage loans or loan participations purchased by the Bank, the Bank receives monthly reports from its loan servicers and uses those reports to monitor the loan portfolio. Based upon servicing agreements with the servicers of a loan, the Bank relies upon the servicer to contact delinquent borrowers, collect delinquent amounts and to initiate foreclosure proceedings, when necessary, all in accordance with applicable laws, regulations and the terms of the servicing agreements between the Bank and its servicing agents.

  DELINQUENT LOANS -- COMMERCIAL BUSINESS AND COMMERCIAL REAL ESTATE LOANS

     When a borrower fails to make a required payment, the borrower is typically contacted if the payment is not received within seven business days of the due date to collect the payment or determine the reason for the delinquency. Unless previous arrangements have been made, the Bank will review all necessary steps or actions to protect its lien or collateral position if two payments are due and owing. The steps may include, but not be limited to, loan forbearance, assignment of any rents, enforcement of any loan guarantees, liquidation of any business collateral, and/or foreclosure of any real estate collateral.

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

     Property acquired by the Bank as a result of a foreclosure is classified as foreclosed properties. Foreclosed properties are recorded at the lower of the unpaid principal balance of the related loan or fair value, less estimated costs to sell. The amount by which the recorded loan balance exceeds the fair value at the time a property is classified a foreclosed property is charged against the allowance for loan losses. Any subsequent reduction in the fair value of a foreclosed property, along with expenses incurred to maintain or dispose of a foreclosed property, is charged against current earnings. The Bank had four one-to-four family mortgage loans totaling $402,000, one multi-family mortgage loan with a balance of $140,000 and two commercial real estate loans with a net balance of $1.1 million in foreclosed properties at June 30, 2001, compared to two one-to-four family mortgage loans totaling $357,000 and one commercial real estate loan with a net balance of $756,000 in foreclosed properties at June 30, 2000.

     The increase in the non-accrual mortgage loans 90 days or more past due primarily relates to the increase in the principal balance of non-accrual one-to-four family loans. The properties are located both in and outside the Bank's primary lending area. The increase in the loans 90 days past due and still accruing is due primarily to the increase in credit card loans 90 days past due. The increase in the real estate owned and in judgment relates to the default of three one-to four family mortgage loans, one multi-family mortgage loan and one commercial real estate loan in fiscal 2000 which were acquired by the Bank during fiscal 2001. The properties are located in and outside the Bank's primary lending area.

     Non-performing loans include loans placed on non-accrual status and troubled debt restructuring. Non-performing assets include non-performing loans, foreclosed properties and investment securities. The following table sets forth non-performing loans and assets:

                                                                          AT JUNE 30,
                                                          --------------------------------------------
                                                           2001      2000      1999      1998     1997
                                                           ----      ----      ----      ----     ----
                                                                     (DOLLARS IN THOUSANDS)
Non-accrual mortgage loans 90 days or more past due...    $2,484    $1,798    $2,118    $1,338    $572
Non-accrual consumer loans 90 days or more past due...         7        54        88        52      20
Non-accrual commercial loans 90 days or more past
  due.................................................     1,824        --        --        --      --
Loans 90 days or more past due and still
  accruing(1).........................................        54        18       219        34      31
Troubled debt restructuring...........................        --        --        --        --      --
                                                          ------    ------    ------    ------    ----
     Total non-performing loans.......................     4,369     1,870     2,425     1,424     623
                                                          ------    ------    ------    ------    ----
Total real estate owned and in judgment, net of
  related allowance for losses........................     1,619     1,114       621        11      20
                                                          ------    ------    ------    ------    ----
Total investment securities, net of related
  discount............................................        --        --       235        --      --
                                                          ------    ------    ------    ------    ----
Total non-performing assets...........................    $5,988    $2,984    $3,281    $1,435    $643
                                                          ======    ======    ======    ======    ====
Total non-performing loans to gross loans
  receivable..........................................      1.20%     0.45%     0.81%     0.49%   0.22%
                                                          ======    ======    ======    ======    ====
Total non-performing assets to total assets...........      1.18%     0.57%     0.70%     0.32%   0.16%
                                                          ======    ======    ======    ======    ====

-------------------------
(1) The Bank discontinues the accrual of interest on loans more than 90 days past due, at which time all accrued but uncollected interest is reversed by way of a charge to interest income. Uncollected interest on credit card loans, however, continues to accrue after 90 days of delinquency but is capitalized to the loan balance monthly, and reserved for in the Bank's allowance for loan losses.

  IMPAIRED LOANS

     Impaired loans consist primarily of commercial and commercial real estate loans for which, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Management believes that these loans are adequately collateralized and/or have specific loan loss reserves established that are adequate to absorb probable losses related to resolution. The increase in impaired loans is due primarily to two commercial loans to one borrower with an aggregate balance of $1.8 million.

     The two aforementioned impaired commercial loans are collateralized by fixtures and equipment of a resort property located outside of the Bank's primary lending area. The resort is currently operating under the protection of Chapter 11 of the bankruptcy laws. On January 23, 2001, Debtor in Possession financing was approved by the bankruptcy court. Loan payments resumed in February 2001 when the Debtor in Possession financing became available. In July 2001, an acceptable bidder was identified to be presented and approved at the August 8, 2001 bankruptcy hearing. At this time the bankruptcy court will set the overbid procedures. The borrower is in negotiation with existing real estate lenders concerning the allocation of buyer proceeds between equipment loans and real estate loans should their bid be successful. The closing date is expected to be September 26, 2001 and sufficient funds are expected to be available to pay off the loan balances. Management currently believes the underlying value of the property and the Bank's collateral position is sufficient to cover the Bank's loan balance. Therefore, the Company has determined that no loss is probable at this time.

  CLASSIFICATION OF ASSETS

     The FDIC requires each federally insured bank to classify its assets on a regular basis in accordance with the guidelines set forth in the FDIC Manual of Examination Policies. In addition, in connection with examinations of insured banks by the FDIC, FDIC examiners have authority to identify problem assets as

Substandard, Doubtful or Loss. Substandard assets have one or more well-defined weaknesses that jeopardize the liquidation of the debt and are characterized by the distinct possibility that the bank will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of Substandard assets, with the additional characteristics that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. An asset classified as Loss is considered uncollectible and of such little value that continuance as an asset of the bank is not warranted. At June 30, 2001, the Bank had assets classified as Substandard of $5,246,000, $40,000 as Doubtful, and none as Loss. The increase in Substandard classified assets is due primarily to the addition of $1.7 million in one-to-four family mortgages and $1.8 million in commercial loans to the substandard classification during fiscal 2001. These additions were offset by a decrease of $2.0 million in substandard commercial real estate loans. Management believes that the loan loss reserves established on these loans is adequate to absorb any probable loss related to its resolution. Assets that are classified as Loss are charged off. The FDIC examination policies include a Special Mention category, consisting of assets which currently do not expose the Bank to a sufficient degree of risk to warrant adverse classification, but do possess credit deficiencies deserving management's close attention. At June 30, 2001, none of the Bank's assets were classified as Special Mention.

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

     The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and the general economy. Such evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers, among other matters, the estimated net realizable value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate loan loss allowance. Also, management continues to evaluate the allowance for losses on loans as established by industry peers. During fiscal 2001, the increase in the level of allowance for losses on loans primarily reflects the lower level of net loan charge-offs compared against the provision. The Board of Directors of the Company and the Asset Quality Committee actively monitor the Bank's general and specific levels of loan loss reserves based on performance of its own portfolio and the industry standard.

     The following table sets forth activity in the Bank's allowance for loan losses during the fiscal years indicated.

                                                                    AT JUNE 30,
                                              --------------------------------------------------------
                                                2001        2000        1999        1998        1997
                                                ----        ----        ----        ----        ----
                                                               (DOLLARS IN THOUSANDS)
Balance at beginning of period............    $  3,201    $  2,648    $  2,329    $  1,762    $  1,234
Additions charged to expense:
  One-to-four family......................          --          --          --          --         295
  Multi-family and commercial real
     estate...............................         390         499         310         512         181
  Consumer................................          40         143         120         163         114
  Commercial..............................          --         229          50         125          60
                                              --------    --------    --------    --------    --------
                                                   430         871         480         800         650
                                              --------    --------    --------    --------    --------
Recoveries:
  One-to-four family......................          --          --          --          --           1
  Multi-family and commercial real
     estate...............................          10          --          --          --          --
  Consumer................................          56          22          15          --           5
  Commercial..............................          10          --                      31          --
                                              --------    --------    --------    --------    --------
                                                    76          22          15          31           6
                                              --------    --------    --------    --------    --------
Charge-Offs:
  One-to-four family......................         (91)        (43)        (11)        (69)        (11)
  Multi Family and commercial real
     estate...............................        (143)         (5)        (34)         --          --
  Consumer................................        (122)       (178)       (131)       (195)       (117)
  Commercial..............................          --        (114)         --          --          --
                                              --------    --------    --------    --------    --------
                                                  (356)       (340)       (176)       (264)       (128)
                                              --------    --------    --------    --------    --------
Net charge-offs...........................        (280)       (318)       (161)       (233)       (122)
                                              --------    --------    --------    --------    --------
Balance at end of period..................    $  3,351    $  3,201    $  2,648    $  2,329    $  1,762
                                              ========    ========    ========    ========    ========
Percentage of loans to gross loans
  receivable:
  Mortgage loans..........................       92.63%      93.26%      92.61%      93.20%      96.73%
  Consumer loans..........................        0.76        0.78        1.29        1.73        2.06
  Commercial loans........................        6.61        5.96        6.10        5.07        1.21
Ratio of allowance for loan losses to
  gross loans receivable at the end of
  period..................................        0.92        0.78        0.89        0.81        0.62
Ratio of allowance for losses on loans to
  non-performing loans at the end of
  period..................................       76.70      171.26      109.19      163.14      282.71
Ratio of net charge-offs to average gross
  loans during period.....................        0.07        0.09        0.05        0.08        0.04
Average gross loans outstanding...........    $389,964    $370,602    $296,972    $280,204    $274,056
Gross loans receivable at end of period...    $362,663    $412,585    $298,932    $288,650    $285,851

     At June 30, 2001, 2000, and 1999, delinquencies in the Bank's loan portfolio were as follows:

                                     AT JUNE 30, 2001                          AT JUNE 30, 2000
                          ---------------------------------------   ---------------------------------------
                                                   90 DAYS OR                                90 DAYS OR
                              60-89 DAYS            MORE(1)             60-89 DAYS            MORE(1)
                          ------------------   ------------------   ------------------   ------------------
                          NUMBER   PRINCIPAL   NUMBER   PRINCIPAL   NUMBER   PRINCIPAL   NUMBER   PRINCIPAL
                            OF      BALANCE      OF      BALANCE      OF      BALANCE      OF      BALANCE
                          LOANS    OF LOANS    LOANS    OF LOANS    LOANS    OF LOANS    LOANS    OF LOANS
                          ------   ---------   ------   ---------   ------   ---------   ------   ---------
                                                       (DOLLARS IN THOUSANDS)
MORTGAGE LOANS:
  One-to-four family.....    6       $387        31      $2,265        3       $462        26      $1,071
  Residential
    construction.........   --         --        --          --       --         --        --          --
  Home equity............    2         30         8         219        1         20        11         318
  Commercial.............   --         --        --          --        1        470         2         409
                            --       ----        --      ------       --       ----        --      ------
    Total mortgage
      loans..............    8        417        39       2,484        5        952        39       1,798
CONSUMER LOANS...........    4          7        25          61        2          3        10          72
                            --       ----        --      ------       --       ----        --      ------
COMMERCIAL LOANS.........   --         --         2       1,824       --         --        --          --
                            --       ----        --      ------       --       ----        --      ------
    TOTAL................   12       $424        66      $4,369        7       $955        49      $1,870
                            ==       ====        ==      ======       ==       ====        ==      ======
DELINQUENT LOANS TO GROSS
  LOANS..................            0.12%                 1.21%               0.23%                 0.45%
                                     ====                ======                ====                ======

                                      AT JUNE 30, 1999
                           ---------------------------------------
                                                    90 DAYS OR
                               60-89 DAYS            MORE(1)
                           ------------------   ------------------
                           NUMBER   PRINCIPAL   NUMBER   PRINCIPAL
                             OF      BALANCE      OF      BALANCE
                           LOANS    OF LOANS    LOANS    OF LOANS
                           ------   ---------   ------   ---------
                                   (DOLLARS IN THOUSANDS)
MORTGAGE LOANS:
  One-to-four family.....     6      $  284       17      $1,125
  Residential
    construction.........    --          --       --          --
  Home equity............     9         209        5          80
  Commercial.............     1         688        1       1,072
                             --      ------       --      ------
    Total mortgage
      loans..............    16       1,181       23       2,277
CONSUMER LOANS...........     9          16       26         148
                             --      ------       --      ------
COMMERCIAL LOANS.........    --          --       --          --
                             --      ------       --      ------
    TOTAL................    25      $1,197       49      $2,425
                             ==      ======       ==      ======
DELINQUENT LOANS TO GROSS
  LOANS..................              0.40%                0.81%
                                     ======               ======

-------------------------
(1) The Bank discontinues the accrual of interest on loans when the borrower is delinquent as to a contractually due principal or interest payment by more than 90 days.

     The following table shows the Bank's allowance for loan losses and the allocation to the various categories of loans held for investment at the dates indicated. Allocations to a particular category do not restrict the Bank's ability to use such allowance in any other category.

                                                                          AT JUNE 30,
                              ---------------------------------------------------------------------------------------------------
                                           2001                              2000                              1999
                              -------------------------------   -------------------------------   -------------------------------
                                         % OF     % OF LOANS               % OF     % OF LOANS               % OF     % OF LOANS
                                        TOTAL     IN CATEGORY             TOTAL     IN CATEGORY             TOTAL     IN CATEGORY
                                        LOANS      TO TOTAL               LOANS      TO TOTAL               LOANS      TO TOTAL
                                          BY      OUTSTANDING               BY      OUTSTANDING               BY      OUTSTANDING
                              AMOUNT   CATEGORY      LOANS      AMOUNT   CATEGORY      LOANS      AMOUNT   CATEGORY      LOANS
                              ------   --------   -----------   ------   --------   -----------   ------   --------   -----------
                                                                    (DOLLARS IN THOUSANDS)
Breakdown of Allowance:
  Mortgage loans:
    One-to-four family......  $ 834      0.54%       42.36%     $ 719      0.39%       45.15%     $ 613      0.42%       49.50%
    Home equity.............    256      1.19         5.92        243      1.12         5.27        240      1.15         6.84
    Multi-family............    377      0.80        13.01        331      0.79        10.12        296      0.82        12.15
Commercial/nonresidential...  1,162      1.41        22.69      1,125      1.30        20.97        935      1.93        14.17
    One-to-four family
      construction..........      8      0.32         0.70         13      0.13         2.28         13      0.33         1.32
    Multi-family
      construction..........     16      0.41         1.10         57      0.48         2.88         17      0.82         2.92
    Other construction and
      land..................    214      0.86         6.85        214      0.79         6.59        135      1.36         5.71
                              ------                ------      ------                ------      ------                ------
      Total mortgage
        loans...............  2,867                  92.63      2,702                  93.26      2,249                  92.61
                              ------                ------      ------                ------      ------                ------
  Consumer loans............    123      4.47         0.76        148      4.60         0.78        164      4.28         1.29
                              ------                ------      ------                ------      ------                ------
  Commercial loans..........    361      1.51         6.61        351      1.43         5.96        235      1.29         6.10
                              ------                ------      ------                ------      ------                ------
    Total allowance for loan
      losses................  $3,351                100.00%     $3,201                100.00%     $2,648                100.00%
                              ======                ======      ======                ======      ======                ======

                                                                                   AT JUNE 30,
                                                        -----------------------------------------------------------------
                                                                     1998                              1997
                                                        -------------------------------   -------------------------------
                                                                   % OF     % OF LOANS               % OF     % OF LOANS
                                                                  TOTAL     IN CATEGORY             TOTAL     IN CATEGORY
                                                                  LOANS      TO TOTAL               LOANS      TO TOTAL
                                                                    BY      OUTSTANDING               BY      OUTSTANDING
                                                        AMOUNT   CATEGORY      LOANS      AMOUNT   CATEGORY      LOANS
                                                        ------   --------   -----------   ------   --------   -----------
                                                                             (DOLLARS IN THOUSANDS)
Breakdown of Allowance:
  Mortgage loans:
    One-to-four family................................  $ 585      0.38%       53.73%     $ 685      0.41%       58.60%
    Home equity.......................................    342      1.36         8.69        253      1.00         8.85
    Multi-family......................................    242      0.72        11.61        190      0.69         9.66
    Commercial/nonresidential.........................    600      1.73        11.99        198      0.91         7.59
    One-to-four-family construction...................     11      0.30         1.29         69      0.40         6.08
    Multi-family construction.........................     23      0.74         1.08         72      0.75         3.37
    Other construction and land.......................    181      1.30         4.81         74      1.00         2.58
                                                        ------                ------      ------                ------
      Total mortgage loans............................  1,984                  93.20      1,541                  96.73
                                                        ------                ------      ------                ------
  Consumer loans......................................    160      3.19         1.73        161      2.74         2.06
                                                        ------                ------      ------                ------
  Commercial loans....................................    185      1.26         5.07         60      1.73         1.21
                                                        ------                ------      ------                ------
    Total allowance for loan losses...................  $2,329                100.00%     $1,762                100.00%
                                                        ======                ======      ======                ======

INVESTMENT ACTIVITIES

  GENERAL

     The investment policy of the Bank, which is established by the Board of Directors and implemented by the Bank's President/Chief Executive Officer, Executive Vice President and Senior Vice President-Finance, is designed to provide a required level of liquidity and minimize potential losses due to interest rate fluctuations without incurring undue credit risk. The Bank is authorized by regulation to invest in various types of liquid assets, including United States Treasury obligations, securities issued by various federal agencies and state and municipal governments, deposits at the FHLB-Chicago, certain certificates of deposit of federally insured institutions, certain bankers' acceptances and federal funds. The Bank also invests in mortgage-backed and related securities, securities that are either of investment grade or issued or guaranteed by FHLMC, Fannie Mae or the Government National Mortgage Association ("GNMA"), investment-grade corporate debt, non-rated trust preferred securities issued by other financial institutions and mortgage mutual funds.

     The Bank categorizes the securities it purchases into a "Held-To-Maturity," "Trading Account" or "Available-For-Sale" portfolio as follows:

          1. Securities Held-to-Maturity. The Company has the ability and intent to hold these assets to maturity. Upon acquisition, securities are classified as to the Bank's intent and only under remote situations could a sale from this portfolio be effected. The held-to-maturity portfolio is not used for speculative purposes and is carried at amortized cost. Should the intent change, these assets would be classified as available-for-sale.

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

     The investment activities of the Bank consist primarily of investments in mortgage-backed and related securities and other investment securities, consisting primarily of securities issued or guaranteed by the United States Government or agencies thereof and corporate obligations. Typical investments include federally sponsored agency mortgage pass-through, private issue and senior-subordinated pass-through, and federally sponsored agency and mortgage-related securities. Investment and aggregate investment limitations and credit quality parameters of each class of investment are prescribed in the Bank's investment policy. The Bank performs analyses on mortgage-related securities prior to purchase and on an ongoing basis to determine the impact on earnings and market value under various interest rate and prepayment conditions.

  INVESTMENT SECURITIES

     The Bank invests in various types of liquid assets that are permissible investments for state-chartered savings banks, including United States Treasury obligations, securities of various federal agencies, certain certificates of deposit of federally insured banks and savings institutions and federal funds. The Bank also invests its assets in commercial paper and mutual funds, the assets of which conform to the investments that a Wisconsin-chartered savings association is otherwise authorized to make directly. The Bank also invests in trust preferred securities issued by other financial institutions. Trust preferred securities are a form of preferred stock issued to increase the Tier I capital of the issuing financial institution. The Bank generally purchases up to $500,000 with any one issuer that is considered, at minimum, "well capitalized" by the FDIC. The Bank's current investment policy permits purchases only of investments rated "investment grade" by a nationally recognized rating agency and does not permit purchases of securities of non-investment grade quality; provided however, the investment policy does permit purchases of investments in non-rated trust preferred securities up to 15% of the Bank's equity capital.

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

     A senior-subordinated structure often is used with mortgage-backed securities to provide credit enhancement for pass-through securities when the underlying collateral is not guaranteed by an agency of the U.S. Government. These structures divide mortgage pools into two risk classes: a senior class and one or more subordinated classes. The subordinated classes provide protection to the senior classes. When cash flow is impaired, debt service goes first to the holders of senior class securities. In addition, incoming cash flows also may go into a reserve fund to meet any future shortfalls of cash flow to senior noteholders. The subordinated noteholder may not receive any funds until the senior note holders have been paid and, when appropriate, until a specified level of funds has been contributed to the reserve fund. It is the policy of the Bank to purchase only investment-grade, non-agency-backed, mortgage-backed securities.

  MORTGAGE-RELATED SECURITIES

     REMICs and CMOs are typically issued by a special purpose entity, which may be organized in a variety of legal forms, such as a trust, a corporation or a partnership. The entity aggregates pools of pass-through securities, which are used to collateralize the mortgage-related securities. Once combined, the cash flows can be divided into "tranches" or "classes" of individual securities, thereby creating more predictable average lives for each security than the underlying pass-through pools. Accordingly, under this security structure all principal paydowns from the various mortgage pools are allocated to a mortgage-related securities class or classes structured to have priority until it has been paid off. Thus, these securities are intended to address the reinvestment concerns associated with mortgage-backed security pass-through, namely that they tend to pay off when interest rates fall. Bank management believes these securities represent attractive alternatives relative to other investments due to the wide variety of maturity and repayment options available through such investments and due to the limited prepayment risk associated with such investments. The Bank has not purchased and does not intend to purchase higher risk CMO residuals or stripped mortgage securities for its investment securities portfolio. The Bank's investment in REMICs/CMOs is primarily in floating-rate or short- and intermediate-term (1-5 years) fixed-rate tranche securities.

     The Bank has experienced a decrease in the level of principal repayments on mortgage-backed securities and mortgage-related securities to $16.9 million during the fiscal year ended June 30, 2001, from $32.0 million in fiscal year 2000. The decrease in principal repayments during fiscal 2001 is primarily related to the decrease in average portfolio balances during fiscal year 2001 as compared to fiscal years 2000 and 1999. The significant decrease in the level of interest rates during the second half should increase principal repayments on mortgage-backed and mortgage-related securities in fiscal 2002.*

  COMPOSITION OF SECURITIES HELD-TO-MATURITY

     Mortgage-Backed and Mortgage-Related Securities. At June 30, 2001, the Company held $10.6 million in its mortgage-backed and mortgage-related securities portfolio as compared to $15.0 million and $54.6 million at June 30, 2000 and 1999, respectively. Of this amount, fixed-rate securities and adjustable-rate securities were $10.6 million and $0; $15.0 million and $0; and $11.4 million and $43.2 million at June 30, 2001, 2000 and 1999, respectively. The decrease in fiscal 2001 is primarily due to the decision of the Company to purchase securities available-for-sale. The estimated market value of these securities at June 30, 2001 was $10.7 million as compared to $14.7 million and $54.9 million at June 30, 2000 and 1999, respectively. At June 30, 2001, the mortgage-backed and mortgage-related securities portfolio represented 2.1% of the Company's total assets as compared to 2.9% and 11.6% at June 30, 2000 and 1999, respectively. Included in the mortgage-backed and mortgage-related securities portfolio were federal agency backed and private-issue pass-through securities totaling $2.7 million and $7.9 million; $4.3 million and $10.7 million; $35.1 million and $19.5 million at June 30, 2001, 2000 and 1999, respectively. Of the $10.7 million in private-issue securities at June 30, 2000, all were fixed-rate securities and carried a minimum credit rating of AA at the time of purchase and such ratings have not been downgraded since the time of purchase.

     Mortgage-related securities, which primarily consisted of real estate mortgage investment conduit securities ("REMICs"), totaled $10.1 million, $13.6 million and $43.4 million at June 30, 2001, 2000 and 1999, respectively.

     Other Investment Securities. Other investments consisted primarily of overnight deposits, certificates of deposit and bankers' acceptances which totaled $20.0 million, $13.8 million and $5.0 million at June 30, 2001, 2000 and 1999, respectively. The market value of these securities were $20.0 million, $13.8 million and $5.0 million at June 30, 2001, 2000 and 1999, respectively.

  COMPOSITION OF SECURITIES AVAILABLE-FOR-SALE

     Mortgage-Backed Securities and Mortgage-Related Securities. At June 30, 2001, the Company held mortgage-backed and related securities available-for-sale with a carrying and market value of $51.0 million as compared to $35.9 million and $55.6 million at June 30, 2000 and 1999, respectively. Of this amount at June 30, 2001, $8.0 million of the securities are mortgage-backed securities and $43.0 million REMIC securities. Included in the mortgage-backed and mortgage-related securities were federal-agency-backed and private-issue securities totaling $15.7 million and $35.3 million, respectively. Of the $51.0 million in mortgage-backed and mortgage-related securities available-for-sale at June 30, 2001, fixed-rate securities and adjustable-rate securities were $37.2 million and $13.8 million, respectively. The Company carries such investments at fair value.

     Other Investment Securities. The Company's other investment securities available-for-sale include U.S. Government and agency obligations and ARM Mutual Funds totaling $35.3 million and $1.0 million; $32.8 million and $1.0 million; and $38.7 million and $1.0 million at June 30, 2001, 2000 and 1999, respectively. The Company had trust-preferred securities and municipal bonds with a carrying and market value of $5.4 million and $300,000; $4.3 million and $274,000; and $4.8 million and $439,000 at June 30, 2001, 2000 and 1999, respectively. The Company carries such investments at fair value.

     The tables below sets forth certain information regarding the carrying value, composition and market value of the Company's available-for-sale and held-to-maturity securities at June 30, 2001, 2000 and 1999.

                                                                        JUNE 30, 2001
                                                                -----------------------------
                                                                CARRYING     % OF     MARKET
                                                                 VALUE      TOTAL      VALUE
                                                                --------    -----     ------
                                                                   (DOLLARS IN THOUSANDS)
SECURITIES AVAILABLE-FOR-SALE:
  U.S. government securities................................    $35,319      37.99%   $35,319
  Mortgage-backed securities................................      8,019       8.62      8,019
  Mortgage-related securities (REMICs)......................     42,953      46.20     42,953
  ARM loan mutual funds.....................................        968       1.04        968
  Trust preferred securities................................      5,420       5.83      5,420
  Municipal bonds/other.....................................        300        .32        300
                                                                -------     ------    -------
     Total securities available-for-sale....................    $92,979     100.00%   $92,979
                                                                =======     ======    =======
SECURITIES HELD-TO-MATURITY:
  Demand deposits in other financial institutions...........    $19,515      97.72    $19,515
  Time deposits in other financial institutions.............        455       2.28        455
                                                                -------     ------    -------
     Total securities held-to-maturity......................    $19,970     100.00%   $19,970
                                                                =======     ======    =======
MORTGAGE-BACKED SECURITIES HELD-TO-MATURITY:
  GNMA......................................................    $    --       0.00%   $    --
  FHLMC.....................................................        237      45.06        240
  FNMA......................................................        289      54.94        291
  Other participation certificates..........................         --         --         --
                                                                -------     ------    -------
     Total mortgage-backed securities held-to-maturity......    $   526     100.00    $   531
                                                                =======     ======    =======
MORTGAGE-RELATED SECURITIES HELD-TO-MATURITY:
  CMOs......................................................    $    --         --    $    --
  REMICs....................................................     10,093     100.00     10,177
                                                                -------     ------    -------
     Total mortgage-related securities held-to-maturity.....    $10,093     100.00%   $10,177
                                                                =======     ======    =======

                                                                        JUNE 30, 2000
                                                                -----------------------------
                                                                CARRYING     % OF     MARKET
                                                                 VALUE      TOTAL      VALUE
                                                                --------    -----     ------
                                                                   (DOLLARS IN THOUSANDS)
SECURITIES AVAILABLE-FOR-SALE:
  U.S. government securities................................    $32,758      44.11%   $32,758
  Mortgage-backed securities................................     12,706      17.11     12,706
  Mortgage-related securities (REMICs)......................     23,238      31.29     23,238
  ARM loan mutual funds.....................................        958       1.29        958
  Trust preferred securities................................      4,325       5.82      4,325
  Municipal bonds/other.....................................        274       0.38        274
                                                                -------     ------    -------
     Total securities available-for-sale....................    $74,259     100.00%   $74,259
                                                                =======     ======    =======
SECURITIES HELD-TO-MATURITY:
  Demand deposits in other financial institutions...........    $13,777     100.00    $13,777
                                                                -------     ------    -------
     Total securities held-to-maturity......................    $13,777     100.00%   $13,777
                                                                =======     ======    =======
MORTGAGE-BACKED SECURITIES HELD-TO-MATURITY:
  GNMA......................................................    $    --       0.00%   $    --
  FHLMC.....................................................        405      29.14        400
  FNMA......................................................        985      70.86        963
  Other participation certificates..........................         --         --         --
                                                                -------     ------    -------
     Total mortgage-backed securities held-to-maturity......    $ 1,390     100.00%   $ 1,390
                                                                =======     ======    =======
MORTGAGE-RELATED SECURITIES HELD-TO-MATURITY:
  CMOs......................................................    $    --         --    $    --
  REMICs....................................................     13,627     100.00     13,322
                                                                -------     ------    -------
     Total mortgage-related securities held-to-maturity.....    $13,627     100.00%   $13,322
                                                                =======     ======    =======

                                                                        JUNE 30, 1999
                                                                ------------------------------
                                                                CARRYING     % OF      MARKET
                                                                 VALUE      TOTAL      VALUE
                                                                --------    -----      ------
                                                                    (DOLLARS IN THOUSANDS)
SECURITIES AVAILABLE-FOR-SALE:
  U.S. government securities................................    $ 38,702     38.52%   $ 38,702
  Mortgage-backed securities................................      16,943     16.86      16,943
  Mortgage-related securities (REMICs)......................      38,623     38.44      38,623
  ARM loan mutual funds.....................................         964      0.96         964
  Trust preferred securities................................       4,797      4.78       4,797
  Municipal bonds...........................................         439      0.44         439
                                                                --------    ------    --------
     Total securities available-for-sale....................    $100,468    100.00%   $100,468
                                                                ========    ======    ========
SECURITIES HELD-TO-MATURITY:
  Demand deposits in other financial institutions...........    $  5,017    100.00    $  5,017
                                                                --------    ------    --------
     Total securities held-to-maturity......................    $  5,017    100.00%   $  5,017
                                                                ========    ======    ========
MORTGAGE-BACKED SECURITIES HELD-TO-MATURITY:
  GNMA......................................................    $    571      5.07%   $    595
  FHLMC.....................................................       2,302     20.45       2,311
  FNMA......................................................       6,292     55.88       6,301
  Other participation certificates..........................       2,094     18.60       2,090
                                                                --------    ------    --------
     Total mortgage-backed securities held-to-maturity......    $ 11,259    100.00%   $ 11,297
                                                                ========    ======    ========
MORTGAGE-RELATED SECURITIES HELD-TO-MATURITY:
  CMOs......................................................    $     --        --    $     --
  REMICs....................................................      43,359    100.00      43,359
                                                                --------    ------    --------
     Total mortgage-related securities held-to-maturity.....    $ 43,359    100.00%   $ 43,359
                                                                ========    ======    ========

     The composition and contractual maturities of securities held-to-maturity, excluding FHLB-Chicago stock, is indicated in the following table.

                                                                            AT JUNE 30, 2001
                                                              ---------------------------------------------
                                                                                                   TOTAL
                                                              LESS THAN    1 TO 10    OVER 10    INVESTMENT
                                                               1 YEAR       YEARS      YEARS     SECURITIES
                                                              ---------    -------    -------    ----------
                                                                         (DOLLARS IN THOUSANDS)
SECURITIES HELD-TO-MATURITY:
  Demand deposits in other financial institutions.........     $19,515        --         --       $19,515
  Time deposits in other financial institutions...........         200       160         95           455
                                                               -------      ----       ----       -------
     Total securities held-to-maturity....................     $19,715       160         95       $19,970
                                                               =======      ====       ====       =======
Weighted average yield....................................        4.03%     7.30%      7.00%         4.06%
                                                               =======      ====       ====       =======

     The following table shows the maturity or period to repricing of the Company's securities available-for-sale at June 30, 2001.

                                                                    AT JUNE 30, 2001
                                  -------------------------------------------------------------------------------------
                                      FIXED-RATE            FIXED-RATE          ADJUSTABLE-RATE         FIXED-RATE
                                    U.S. GOVERNMENT       MORTGAGE-BACKED       MORTGAGE-BACKED          CMOS AND
                                      SECURITIES            SECURITIES            SECURITIES              REMICS
                                  -------------------   -------------------   -------------------   -------------------
                                             WEIGHTED              WEIGHTED              WEIGHTED              WEIGHTED
                                  CARRYING   AVERAGE    CARRYING   AVERAGE    CARRYING   AVERAGE    CARRYING   AVERAGE
                                   VALUE      YIELD      VALUE      YIELD      VALUE      YIELD      VALUE      YIELD
                                  --------   --------   --------   --------   --------   --------   --------   --------
                                                                 (DOLLARS IN THOUSANDS)
AMOUNTS DUE OR REPRICING:
  Within one year...............  $    --        --%     $   --        --%     $4,035      7.15%    $    --        --%
AFTER ONE YEAR:
  One to three years............    4,983      4.75          --        --          --        --          --        --
  Three to five years...........    6,219      5.75          --        --          --        --          --        --
  Five to ten years.............    4,393      6.64          39      8.00                    --         404      6.98
  Ten to 20 years...............   19,724      6.95       3,945      6.28          --        --       5,729      6.39
  Over 20 years.................       --        --          --        --          --        --      27,040      6.61
                                  -------      ----      ------      ----      ------      ----     -------      ----
      Total due or repricing
        after one year..........   35,319      6.39       3,984      6.30          --        --      33,173      6.58
                                  -------      ----      ------      ----      ------      ----     -------      ----
      Total amount due or
        repricing...............   35,319      6.39%      3,984      6.30%      4,035      7.15%     33,173      6.58%
      Less unearned discounts
        and premiums, net.......       --                    --                    --                    --
      Total.....................  $35,319                $3,984                $4,035               $33,173
                                  =======                ======                ======               =======
Average remaining years to
  maturity......................      9.9                  17.3                  20.3                  25.7

                                                                     AT JUNE 30, 2001
                                  ---------------------------------------------------------------------------------------
                                                        TRUST PREFERRED SEC/        FIXED-RATE
                                    ADJUSTABLE-RATE        ADJUSTABLE-RATE           MUNICIPAL
                                        REMICS              MUTUAL FUNDS               BONDS                 TOTAL
                                  -------------------   ---------------------   -------------------   -------------------
                                             WEIGHTED               WEIGHTED               WEIGHTED              WEIGHTED
                                  CARRYING   AVERAGE    CARRYING     AVERAGE    CARRYING   AVERAGE    CARRYING   AVERAGE
                                   VALUE      YIELD       VALUE       YIELD      VALUE      YIELD      VALUE      YIELD
                                  --------   --------   --------    --------    --------   --------   --------   --------
                                                                  (DOLLARS IN THOUSANDS)
AMOUNTS DUE OR REPRICING:
  Within one year...............   $9,780      7.28%     $1,468       5.73%       $ --         --%    $15,283      7.10%
AFTER ONE YEAR:
  One to three years............       --        --          --         --          --         --       4,983      4.75
  Three to five years...........       --        --          --         --          --         --       6,219      5.75
  Five to ten years.............       --        --          --         --         300       5.49       5,136      6.61
  Ten to 20 years...............       --        --          --         --          --         --      29,398      6.75
  Over 20 years.................       --        --       4,920       9.48          --         --      31,960      7.05
                                   ------      ----      ------       ----        ----       ----     -------      ----
      Total due or repricing
        after one year..........       --                 4,920       9.48         300       5.49      77,696      6.74
                                   ------      ----      ------       ----        ----       ----     -------      ----
      Total amount due or
        repricing...............    9,780      7.28%      6,388       8.62%        300       5.49%     92,979      6.80%
      Less unearned discounts
        and premiums, net.......       --                    --                     --                     --
      Total.....................   $9,780                $6,388                   $300                $92,979
                                   ======                ======                   ====                =======
Average remaining years to
  maturity......................     25.4                   0.0                    5.9                   18.5

     The following table shows the maturity or period to repricing of the Company's mortgage-backed and mortgage-related securities portfolio held-to-maturity at June 30, 2001.

                                                                   AT JUNE 30, 2001
                                            ---------------------------------------------------------------
                                                FIXED-RATE            FIXED-RATE
                                              MORTGAGE-BACKED          CMOS AND
                                                SECURITIES              REMICS                 TOTAL
                                            -------------------   -------------------   -------------------
                                                       WEIGHTED              WEIGHTED              WEIGHTED
                                            CARRYING   AVERAGE    CARRYING   AVERAGE    CARRYING   AVERAGE
                                             VALUE      YIELD      VALUE      YIELD      VALUE      YIELD
                                            --------   --------   --------   --------   --------   --------
                                                                (DOLLARS IN THOUSANDS)
AMOUNTS DUE OR REPRICING:
  Within one year.........................    $ --         --%    $    --        --%    $    --        --%
AFTER ONE YEAR:
  One to three years......................     522       6.10          --        --         522      6.10
  Three to five years.....................      --         --          --        --          --
  Five to ten years.......................      --         --         171      5.49         171      5.49
  Ten to 20 years.........................      --         --       1,565      6.75       1,565      6.75
  Over 20 years...........................      --         --       8,375      6.79       8,375      6.79
                                              ----       ----     -------      ----     -------      ----
       Total due or repricing after one
          year............................     522       6.10      10,111      6.76      10,633      6.73
                                              ----       ----     -------      ----     -------      ----
       Total amounts due or repricing.....     522       6.10%     10,111      6.76%     10,633      6.73%
Less unearned discounts and premiums,
  net.....................................       4                    (18)                  (14)
                                              ----                -------               -------
Mortgage-backed and related securities,
  net.....................................    $526                $10,093               $10,619
                                              ====                =======               =======
Average remaining years to maturity.......     2.2                   25.2                  23.8

SOURCES OF FUNDS

  GENERAL

     The Company's primary sources of funds for use in lending, investing and for other general purposes are deposits, proceeds from principal and interest payments on loans, mortgage-backed and mortgage-related securities and investment securities, FHLB advances and reverse repurchase agreements. Contractual loan payments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general market interest rates and economic conditions. Borrowings are used to support expanded lending or investment activities. The Company utilizes advances from the FHLB-Chicago and reverse repurchase agreements as sources for its borrowings. At June 30, 2001, the Company had advances from the FHLB-Chicago totaling $129.5 million or 25.6% of total assets as compared to $112.5 million or 21.7% of total assets and $120.0 million or 25.6% of total assets as of June 30, 2000 and 1999, respectively. At June 30, 2001, the Company had $9.2 million in reverse repurchase agreements as compared to $18.5 million and $9.5 million at June 30, 2000 and 1999, respectively. The Bank has continued to use FHLB-Chicago advances as a funding source due to the attractive rates offered on advances in relation to deposit funds obtainable in the Company's local market. Also see, "Borrowings and Other Financing Transactions." Of the Company's outstanding FHLB-Chicago advances at June 30, 2001, $5.0 million will mature before June 30, 2002. In June of 2000, the Company obtained a line of credit facility with a third-party bank for the primary purpose of funding the Company's commercial mortgage banking activities and for providing capital investment into the Bank from the Company. The third-party line of credit facility totals $12.0 million and had an outstanding balance of $2.4 million at June 30, 2001. For a further discussion of the Company's funding strategy, see
Part II, Item 7 of the Company's Annual Report on Form 10-K, "Financial Condition," "Liquidity and Capital Resources" and "Asset/Liability Management."

  DEPOSITS

     The Company offers a variety of deposit accounts having a range of interest rates and terms. The Company's deposits principally consist of non-interest bearing checking, NOW, money-market deposit and passbook accounts and certificates of deposit. The flow of deposits is influenced significantly by general economic conditions, changes in prevailing interest rates and competition. The Company's deposits are obtained from the areas in which its branches are located, and more recently from national wholesale certificate of deposit sources. Various types of advertising and promotion to attract and retain deposit accounts also are used. Management monitors the Bank's certificates of deposit and, based on historical experience, management believes it will retain a large portion of such accounts upon maturity. Management considers Company profitability, the matching of term lengths with assets, the attractiveness to customers and rates offered by competitors in considering its deposit offerings and promotions. The Company believes it has been competitive in the types of accounts and interest rates it has offered on its deposit products. The Company intends to continue its efforts to attract deposits as a primary source of funds for supporting its lending and investing activities.* The Company has maintained competitive rates on its local market deposit accounts over the last year as interest rates declined.

     The following table presents the deposit activity of the Company for the periods indicated.

                                                                      YEAR ENDED JUNE 30,
                                                                --------------------------------
                                                                  2001        2000        1999
                                                                  ----        ----        ----
                                                                         (IN THOUSANDS)
Deposits....................................................    $815,303    $875,389    $691,858
Withdrawals.................................................     856,393     829,164     682,088
                                                                --------    --------    --------
Net deposits/withdrawals....................................     (41,090)     46,225       9,770
Interest credited on deposits...............................      15,584      10,379       7,325
                                                                --------    --------    --------
       Total increase (decrease) in deposits................    $(25,506)   $ 56,604    $ 17,095
                                                                ========    ========    ========

     The Company attributes the decrease in deposits before interest credited on deposits during fiscal 2001 primarily to the decrease in wholesale brokered and non-brokered certificates of deposit. Management believes the likelihood for retention of brokered certificates of deposit is more a function of the rate paid on such accounts as compared to retail deposits which may be established due to Bank location or other intangible reasons. Brokered deposits totaled $166.9 million at June 30, 2001 (or approximately 52.2% of total deposits at June 30, 2001), as compared to $216.2 million at June 30, 2000 (or 62.6% of total deposits at June 30, 2000). The decrease in brokered deposits is due to a lower level of funding needed for the loan portfolio. This lower level of funding was due to a greater number of refinancings related to the decreasing interest rates in the second half of fiscal 2001. The average maturity of brokered deposits at June 30, 2001 was fifteen months as compared to four months at June 30, 2000. The increase in the average maturity of brokered deposits was due to a management decision to decrease the Company's negative interest rate gap by lengthening the maturities of wholesale deposits The average rate paid on brokered deposits for the fiscal year ended June 30, 2001 was 6.56% as compared to 6.03% for the fiscal year ended June 30, 2000. It is anticipated that the significant decrease in interest rates during the second half of fiscal 2001 will decrease the average rate paid on brokered deposits in fiscal 2002, due to the lagged repricing of such certificate of deposit accounts.*

     At June 30, 2001, the Company had outstanding $173.8 million in certificates of deposit in amounts of $100,000 or more maturing as follows:

                                                                  AMOUNT AT
                                                                JUNE 30, 2001
                                                                -------------
                                                                (IN THOUSANDS)
Three months or less........................................       $ 75,843
Over three through six months...............................         31,068
Over six through twelve months..............................          4,832
Over twelve months..........................................         62,073
                                                                   --------
     Total..................................................       $173,816
                                                                   ========

     The following table sets forth the distribution of the Company's demand deposits and certificate accounts at the dates indicated and the weighted-average nominal interest rates on each category of deposits presented. Management does not believe that the use of year end balances instead of average balances in calculating weighted average nominal interest rates resulted in any material difference in the information presented. The jumbo certificates of deposit in the following table contain $166.9 million of brokered certificates of deposit at June 30, 2001, which represent all of the Company's brokered deposits at June 30, 2001.

                                                                           AT JUNE 30,
                              ------------------------------------------------------------------------------------------------------
                                            2001                               2000                               1999
                              --------------------------------   --------------------------------   --------------------------------
                                                      WEIGHTED                           WEIGHTED                           WEIGHTED
                                         PERCENT OF   AVERAGE               PERCENT OF   AVERAGE               PERCENT OF   AVERAGE
                                           TOTAL      NOMINAL                 TOTAL      NOMINAL                 TOTAL      NOMINAL
                               AMOUNT     DEPOSITS      RATE      AMOUNT     DEPOSITS      RATE      AMOUNT     DEPOSITS      RATE
                               ------    ----------   --------    ------    ----------   --------    ------    ----------   --------
                                                                      (DOLLARS IN THOUSANDS)
DEMAND DEPOSITS:
  Non-interest-bearing......  $ 18,397       5.75%        --%    $  8,400       2.43%        --%    $  9,006       3.12%        --%
  NOW.......................     3,872       1.21       0.89        3,147       0.91       0.76        2,789       0.97       1.75
  Money market..............    41,122      12.86       3.71       27,398       7.94       4.95       35,495      12.29       4.37
  Passbook..................    14,701       4.60       2.89       18,373       5.32       2.92       20,962       7.26       2.92
                              --------     ------                --------     ------                --------     ------
      Total.................    78,092      24.42       2.54       57,318      16.60       3.34       68,252      23.64       3.24
CERTIFICATE ACCOUNTS (TERM):
  One to nine months........    54,381      17.00       5.47       42,420      12.28       5.53       51,931      17.98       5.06
  12 to 20 months...........    10,851       3.39       5.26       10,159       2.94       5.88        7,759       2.69       5.08
  24 to 36 months...........     1,426       0.45       5.18        2,999       0.87       5.93        1,522       0.53       5.55
  38 to 60 months...........     2,215       0.69       5.92        1,935       0.56       5.38        2,868       0.99       5.62
  66 to 96 months...........        --         --         --           --         --         --           --         --         --
  Wholesale(1)..............   172,847      54.05       5.20      230,487      66.75       6.46      156,382      54.17       5.32
                              --------     ------                --------     ------                --------     ------
      Total certificates....   241,720      75.58       5.27      288,000      83.40       6.29      220,462      76.36       5.26
                              --------     ------                --------     ------                --------     ------
      Total deposits........  $319,812     100.00%      4.60%    $345,318     100.00%      5.80%    $288,714     100.00%      4.78%
                              ========     ======                ========     ======                ========     ======

-------------------------
(1) Wholesale certificates of deposit have an average maturity of 15.1 months,
    4.3 months and 4.3 months at June 30, 2001, 2000 and 1999, respectively.

     The following table presents, by various rate categories, the amount of certificates of deposit outstanding at June 30, 2001, 2000 and 1999, and the periods to maturity of the certificate accounts outstanding at June 30, 2001. At June 30, 2001, brokered certificates of deposit totaled $166.9 million with an average rate of 6.56%.

                                                                    PERIOD TO MATURITY FROM JUNE 30, 2001
                                                                ---------------------------------------------
                                      AT JUNE 30,                WITHIN     ONE TO
                            --------------------------------      ONE        THREE
                              2001        2000        1999        YEAR       YEARS     THEREAFTER     TOTAL
                              ----        ----        ----       ------     ------     ----------     -----
                                                             (IN THOUSANDS)
CERTIFICATES OF DEPOSIT:
  4.99% and less........    $ 89,769    $ 14,244    $ 36,190    $ 80,102    $ 9,469     $   198      $ 89,769
  5.00% to 5.99%........     105,128      42,276     162,753      42,909     36,652      25,567       105,128
  6.00% to 6.99%........      35,882     194,518      21,057      31,035      3,761       1,086        35,882
  7.00% to 7.99%........      10,790      36,813         314       9,065      1,609         116        10,790
  8.00% to 8.99%........         151         149         148          --        151          --           151
                            --------    --------    --------    --------    -------     -------      --------
       Total............    $241,720    $288,000    $220,462    $163,111    $51,642     $26,967      $241,720
                            ========    ========    ========    ========    =======     =======      ========

  BORROWINGS AND OTHER FINANCING TRANSACTIONS

     Although deposits are the Company's primary source of funds, the Company's policy has been to utilize borrowings as an alternative or less costly source of funds. The Company utilizes borrowings as part of its asset/liability management strategy. Borrowings are secured when management believes it can profitably reinvest those funds for the benefit of the Company. The Company's primary form of borrowing consists of advances from the FHLB-Chicago. These advances are collateralized by the capital stock of the FHLB-Chicago held by the Company and certain of its mortgage loans and mortgage-backed and related securities. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount the FHLB-Chicago will advance to member institutions, including the Company, for purposes other than meeting withdrawals fluctuates from time to time in accordance with policies of the FHLB-Chicago. At June 30, 2001, the Bank's FHLB-Chicago advances totaled $129.5 million, representing 27.5% of total liabilities, an increase from the $112.5 million outstanding at June 30, 2000. For a further discussion of the Company's funding strategy, see Part II, Item 7 of the Company's Annual Report on Form 10-K, "Financial Condition," "Liquidity and Capital Resources" and "Asset/Liability Management."

     The Company's borrowings from time to time include reverse repurchase agreements. The form of reverse repurchase agreement used by the Company involves the sale of securities owned by the Company with a commitment to repurchase the same or substantially the same securities at a predetermined price at a future date, typically within 30 days to six months. These transactions are treated as borrowings collateralized by the securities sold and are therefore included as other borrowings in the Company's Consolidated Financial Statements. These transactions are authorized by the Company's Investment Policy and are governed by agreements with primary government dealers under Public Securities Association Master Repurchase Agreements. At June 30, 2001, reverse repurchase agreements totaled $9.2 million, representing 2.0% of total liabilities, a decrease from the $18.5 million outstanding at June 30, 2000. The Bank has decreased its use of reverse repurchase agreements as a funding source due to the increased use of longer term FHLB-Chicago advances to decrease the Company's negative interest rate gap position.

     The Company has a line of credit facility with a third-party bank for the primary purpose of funding the Company's commercial mortgage banking activities and for providing capital investment into the Bank from the Company. The third-party line of credit facility is secured by the Company's investment in the Bank. The Company's commercial mortgage banking subsidiary utilizes the line of credit facility from time to time to fund its pipeline of commercial real estate loans that are pre-committed for sale. Also, the line of credit facility can be used by the Company to increase its investment in the Bank. The line of credit facility totals $12.0 million and had an outstanding balance at June 30, 2001 of $2.4 million, representing 0.5% of total liabilities, an increase from the $1.0 million outstanding at June 30, 2000. The line of credit facility has an adjustable interest rate that resets off of the Federal Funds Rate and has a term of one year.

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

                                                                         AT OR FOR THE
                                                                   FISCAL YEAR ENDED JUNE 30,
                                                                --------------------------------
                                                                  2001        2000        1999
                                                                  ----        ----        ----
                                                                     (DOLLARS IN THOUSANDS)
FHLB-CHICAGO ADVANCES:
  Average balance outstanding...............................    $126,696    $133,519    $126,518
  Maximum amount outstanding at any month-end during the
     period.................................................     134,430     148,244     132,059
  Balance outstanding at end of period......................     129,518     112,530     120,044
  Weighted average interest rate during the period(1).......        6.14%       5.76%       5.81%
  Weighted average interest rate at end of period...........        6.10        5.84        5.58
REVERSE REPURCHASE AGREEMENTS AND OTHER BORROWINGS:
  Average balance outstanding...............................    $ 13,133    $ 22,539    $  4,414
  Maximum amount outstanding at any month-end during the
     period.................................................      14,940      28,350      18,289
  Balance outstanding at end of period......................      11,590      19,510       9,475
  Weighted average interest rate during the period(1).......        6.43%       5.68%       5.12%
  Weighted average interest rate at end of period...........        5.83        6.38        5.25
TOTAL ADVANCES REVERSE REPURCHASE AGREEMENTS AND OTHER
  BORROWINGS:
  Average balance outstanding...............................    $139,829    $156,058    $130,932
  Maximum amount outstanding at any month-end during the
     period.................................................     149,370     179,594     150,348
  Balance outstanding at end of period......................     141,108     132,040     129,519
  Weighted average interest rate during the period(1).......        6.17%       5.75%       5.78%
  Weighted average interest rate at end of period...........        6.08        5.92        5.55

-------------------------
(1) Computed on the basis of average monthly balances.

COMPETITION

     The Bank has significant competition in its mortgage, consumer and commercial lending business, as well as in attracting deposits. The Bank's primary competitors for loans are savings banks, thrifts, mortgage banking companies, insurance companies and commercial banks on a local and national basis. Its most direct competition for deposits are savings banks, thrifts, commercial banks and credit unions. Because of the large industrial base in West Allis and surrounding areas, credit unions, formerly affiliated with industry, present formidable competition. These credit unions have obtained community charters, enabling them to attract business from the community at large, rather than just the associated industry. Additionally, these credit unions have certain tax advantages, and, consequently, are able to offer competitive rates. The Bank faces additional competition for funds from a number of institutions, including short-term money-market funds and other corporate and government securities funds offered by other financial service companies, such as securities brokerage firms and insurance companies. The Bank also is experiencing increased competition from national and regional banks and savings banks as well as national credit card companies as it focuses on obtaining wholesale funding from sources beyond its primary market area.

SUBSIDIARY ACTIVITIES

     The Bank's wholly owned subsidiary, Ledger Investments, Inc. ("LII"), was organized as a Wisconsin corporation in 1978. During the fiscal year ended June 30, 2001, LII was engaged primarily in the sale of annuity and mutual fund products. The Bank has a management agreement with LII whereby LII reimburses the Bank for certain services it performs and pays rent for occupancy in the West Allis branch office. Net loss for LII was ($14,703) and ($3,238) for the fiscal years ended June 30, 2001 and 2000, respectively.

     The Bank organized a wholly owned subsidiary located in Nevada in September 1994 named Ledger Investment Corp ("LIC"). The purpose of this subsidiary is to manage a portion of the Bank's investment portfolio. Net income for LIC was $3,898,838 and $3,367,229 for the fiscal years ended June 30, 2001 and 2000, respectively.

     The Company's wholly owned subsidiary, Ledger Financial, Inc. ("LFI"), was organized during fiscal 1999 to provide subprime lending activities. During the fourth quarter of fiscal 2000, the Company discontinued its subprime lending activities through LFI.

PERSONNEL

     At June 30, 2001, the Bank had 74 full-time employees and 18 part-time employees. The employees of the Bank are not represented by a collective bargaining unit and the Bank believes its relationship with its employees to be good.

FEDERAL TAXATION

  GENERAL

     The following discussion of tax matters is intended to be a summary of the material tax rules applicable to the Bank and does not purport to be a comprehensive description of all applicable tax rules.

     For federal income tax purposes, the Bank reported its income and expenses primarily on the hybrid method of accounting (i.e., a method that incorporated more than one type of accounting method in determining taxable income) and filed its consolidated federal income tax returns on this basis through June 30, 1987. Beginning with its taxable year ended June 30, 1988, the Bank has adopted an accrual method of accounting. Both before and after the Conversion, the Bank, as a general matter, is and will be subject to the rules of federal income taxation applicable to corporations. Generally, the Internal Revenue Code requires that all corporations, including the Bank, compute taxable income under the accrual method of accounting. For its taxable year ended June 30, 2001, the Bank was subject to a maximum federal income tax rate of 34%.

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

     The Bank is a Wisconsin-chartered stock savings bank and its deposit accounts are insured up to applicable limits by the Federal Deposit Insurance Corporation ("FDIC") under the Savings Association Insurance Fund ("SAIF"). The Bank is subject to extensive regulation by the Wisconsin Department of Financial Institutions, Division of Savings Institutions ("DFI"), as its chartering agency, and by the FDIC, as its deposit insurer and principal federal regulator. The lending and investment authority of the Bank is prescribed by Wisconsin law and regulations, as well as applicable federal law and regulations, and the Bank is prohibited from engaging in any activities not permitted by such law and regulations. The Company is a bank holding company subject to regulatory oversight by the Board of Governors of the Federal Reserve System (the "FRB"), the DFI and the Securities and Exchange Commission ("SEC").

WISCONSIN SAVINGS BANK REGULATION

     Regulations adopted by the DFI govern various aspects of the activities and operation of Wisconsin-chartered savings banks.

  EXAMINATIONS AND ASSESSMENTS

     The Bank is required to file periodic reports with and is subject to periodic examinations by the DFI. Savings banks are required to pay examination fees and annual assessments to fund the supervisory operations of the DFI. Based on the assessment rates published by the DFI and the Bank's total assets of approximately $505.7 million at March 31, 2001, the Bank paid $14,970 in assessments in the fiscal year ended June 30, 2001.

  LOANS AND INVESTMENTS

     The Bank is authorized to make, invest in, sell, purchase, participate or otherwise deal in mortgage loans or interests in mortgage loans without geographic restriction, including loans made on the security of residential and commercial property. Savings banks also may lend funds on a secured or unsecured basis for business, corporate commercial or agricultural purposes, provided the total of all such loans does not exceed 10% of the Bank's total assets unless the DFI authorizes a greater amount. Loans are subject to certain limitations, including percentage restrictions based on the Bank's total assets.

     Under regulations established for state savings banks by the DFI and implemented by the Administrator of the DFI, the Bank is limited in the amount of commercial real estate and commercial business loans it can hold in its loan portfolio. The DFI approved limit for the Bank was 30% of the Bank's total asset base at June 30, 2001 and June 30, 2000. At June 30, 2001, the Bank had $131.1 million of such loans in its portfolio, which represents 25.8% of the Bank's asset base of $507.4 million.

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

     The lending and investment powers of Wisconsin savings banks also are limited by FDIC regulations and other federal law and regulations. Operations and investments of the Company are regulated by the FRB. See "Holding Company Regulation." At June 30, 2001 neither the Bank or Company were under any DFI, FRB or FDIC order to divest or terminate any investment or activity.

  LOANS TO ONE BORROWER

     Savings banks may make loans and extensions of credit, both direct and indirect, to one borrower in amounts up to 15% of capital plus an additional 10% for loans fully secured by readily marketable collateral. In addition, savings banks may make loans to one borrower for any purpose in an amount not to exceed $500,000, or to develop domestic residential housing units in an amount not to exceed the lesser of $30 million or 30% of capital, subject to certain conditions. At June 30, 2001, the Bank did not have any loans which exceeded the loans-to-one borrower limitations.

  QUALIFIED THRIFT LENDER REQUIREMENT

     The Bank must qualify for and maintain a level of qualified thrift investments equal to 60% of its assets as prescribed in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended. A savings bank that fails to meet the qualified thrift lender test becomes subject to certain operating restrictions otherwise applicable only to commercial banks. At June 30, 2001, the Bank maintained 61.10% of its assets in qualified thrift investments and therefore met the qualified thrift lender requirement.

  DIVIDEND LIMITATIONS

     A savings bank which meets its regulatory capital requirement may declare dividends on capital stock based upon net profits, provided that its paid-in surplus equals its capital stock. If the paid-in surplus of the savings bank does not equal its capital stock, the board of directors may not declare a dividend unless at least 10% of the net profits of the preceding half year, in the case of quarterly or semi-annual dividends, or 10% of the net profits of the preceding year, in the case of annual dividends, has been transferred to paid-in surplus. In addition, prior DFI approval is required before dividends exceeding 50% of profits for any calendar year may be declared and before a dividend may be declared out of retained earnings. Under DFI regulations, a savings bank which has converted from mutual to stock form also would be prohibited from paying a dividend on its capital stock if the payment would cause the regulatory capital of the savings bank to be reduced below the amount required for its liquidation account.

  LIQUIDITY

     Savings banks are required to maintain an average daily balance of liquid assets of not less than 8% of the average daily balance of net withdrawable accounts plus short-term borrowings. Also required is a "primary liquid assets" ratio of at least 4% of average daily withdrawable accounts and short-term borrowings. Primary liquid assets are defined as primarily short-term liquid assets and U.S. government and U.S. government agency securities. At June 30, 2001, the Bank's daily liquidity ratio was 15.52%.

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

INSURANCE OF DEPOSITS

     The Bank's deposits are insured to applicable limits under the Savings Association Insurance Fund ("SAIF") of the FDIC. The FDIC regulations assign institutions to a particular capital group based on the level of an institution's capital -- "well capitalized," "adequately capitalized," or "undercapitalized." These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. This matrix results in nine assessment risk classifications, with reduced insurance rates paid by well-capitalized, financially sound institutions and higher rates paid by undercapitalized institutions that are deemed to pose a substantial risk of loss to the insurance fund unless effective corrective action is taken.

     Deposit insurance premiums for the Bank are currently assessed at the rate of 1.9 cents per $100 of deposits. The Bank's expense related to FDIC premiums was $66,801, $121,890 and $172,355 for the fiscal years ended June 30, 2001, 2000 and 1999, respectively. Deposit premium levels are set in order to permit the SAIF to achieve a ratio of reserves to insured deposits of 1.25%, and the FDIC may adjust assessment rates to maintain the target ratio. While an increase in premiums for the Bank could have an adverse effect on earnings, a decrease in premiums could have a positive impact on earnings. The Bank does not expect any increase in the insurance premium in the foreseeable future.

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

  BROKERED DEPOSITS

     FDIC regulations govern the acceptance of brokered deposits by insured depository institutions. The capital position of an institution determines whether and with what limitations an institution may accept brokered deposits. A "well-capitalized" institution (one that significantly exceeds specified capital ratios) may accept brokered deposits without restriction. "Undercapitalized" institutions (those that fail to meet minimum regulatory capital requirements) may not accept brokered deposits and "adequately capitalized" institutions (those that are not "well-capitalized" or "undercapitalized") may only accept such deposits with the consent of the FDIC. (The definitions of "well-capitalized", "adequately capitalized" and "undercapitalized" governing the acceptance of brokered deposits conform to the definitions used in the regulations implementing the prompt corrective action provisions of the FDICIA.) The Bank is a "well-capitalized" institution and therefore may accept brokered deposits without restriction. At June 30, 2001, the Bank had $166.9 million in brokered deposits.

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

  STANDARDS FOR SAFETY AND SOUNDNESS

     On July 10, 1995, federal bank regulators adopted Interagency Guidelines Establishing Standards for Safety and Soundness (the "Guidelines") and also adopted a final rule establishing deadlines for submission and review of safety and soundness compliance plans and operational and managerial standards for all insured depository institutions relating to internal controls, information systems and audit systems; loan documentation; credit underwriting; interest rate risk exposure; asset growth; and compensation fees and benefits. The compensation standards prohibit employment contracts, compensation or benefit arrangements, stock option plans, fee arrangements or other compensatory arrangements that would provide excessive compensation, fees or benefits or could lead to material financial loss. Federal bank regulators are authorized, but not required, to request a compliance plan for failure to satisfy safety and soundness standards set out in the Guidelines.

     The Bank believes its operational and managerial standards substantially comply with the standards in the Guidelines and that compliance with the Guidelines will therefore not impose a significant burden on Bank operations.

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

     Under FDIC regulations, the Bank must obtain prior FDIC approval before directly, or indirectly through a majority-owned subsidiary, engaging "as principal" in any activity that is not permissible for a national bank unless certain exceptions apply. The activity regulations provide that state banks which meet applicable minimum capital requirements would be permitted to engage in certain activities that are not permissible for national banks, including guaranteeing obligations of others, activities which the FRB has found to be closely related to banking and certain securities activities conducted through subsidiaries. The FDIC will not approve an activity that it determines presents a significant risk to the FDIC insurance funds. As a SAIF-insured, state-chartered savings bank that was formerly a state-chartered savings association, the Bank continues to be subject to certain restrictions imposed by federal law on state-chartered savings associations. The activities of the Bank and its subsidiary are permissible under applicable federal regulations.

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

     FDIC-insured institutions in the strongest financial and managerial condition (with a composite rating of "1" under the Uniform Financial Institutions Rating System established by the Federal Financial Institutions Examination Council) are also required to maintain "Tier 1 capital" equal to at least 3% of total assets (the "leverage capital" requirement). Tier 1 capital is defined to include the sum of common shareholders' equity, noncumulative perpetual preferred stock (including any related surplus), and minority interests in consolidated subsidiaries, minus all intangible assets (with certain exceptions), identified losses, and qualifying investments in securities subsidiaries. An institution that fails to meet the minimum leverage limit requirement must file a capital restoration plan with the appropriate FDIC regional director. At June 30, 2001, the Bank's ratio of Tier 1 capital to total average assets was 7.39%, or 4.39 percentage points in excess of the minimum leverage capital requirement, the Bank's Tier 1 capital to risk-weighted assets was 10.62%, or 6.62 percentage points in excess of the FDIC requirement, and the Bank's total capital to risk-weighted assets was 11.58%, or 3.58 percentage points in excess of the FDIC requirement.

  WISCONSIN REGULATION

     Wisconsin-chartered savings banks are required to maintain a minimum capital to assets ratio of 6% and must maintain total capital necessary to ensure the continuation of insurance of deposit accounts by the FDIC. If the DFI determines that the financial condition, history, management or earning prospects of a savings bank are not adequate, the DFI may require a higher minimum capital level for the savings bank. If a savings bank's capital ratio falls below the required level, the DFI may direct the savings bank to adhere to a specific written plan established by the DFI to correct the savings bank's capital deficiency, as well as a number of other restrictions on the savings bank's operations, including a prohibition on the declaration of dividends. At June 30, 2001, the Bank's total capital, as calculated under Wisconsin law, was $40.3 million, or 7.89% of total assets, which was 1.89% in excess of the required amount.

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

FEDERAL RESERVE SYSTEM

     Regulation D, promulgated by the FRB, imposes reserve requirements on all depository institutions which maintain transaction accounts or non-personal time deposits. Checking accounts, NOW accounts and certain other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to Regulation D reserve requirements, as are any non-personal time deposits (including certain money market deposit accounts) at a savings institution. For 1997, a depository institution must maintain average daily reserves equal to 3% on the first $49.3 million of transaction accounts and an initial reserve of $1.5 million, plus 10% of that portion of total transaction accounts in excess of $49.3 million. The first $4.4 million of otherwise reservable balances (subject to adjustment by the FRB) are exempt from the reserve requirements. These percentages and threshold limits are subject to adjustment by the FRB. As of June 30, 2001, the Bank met its Regulation D reserve requirements.

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

     The Bank, as a member of the FHLB-Chicago, is required to acquire and hold shares of capital stock in the FHLB-Chicago in an amount equal to the greater of
(i) 1% of the aggregate outstanding principal amount of residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or (ii) 0.3% of total assets. The Bank is in compliance with this requirement with an investment in FHLB-Chicago stock of $8.4 million at June 30, 2001.

     Among other benefits, the FHLBs provide a central credit facility primarily for member institutions. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB-Chicago. At June 30, 2001, the Bank had $129.5 million in advances from the FHLB-Chicago.

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

     Subsidiary banks of a bank holding company are subject to certain quantitative and qualitative restrictions imposed by the Federal Reserve Act on any extension of credit to, or purchase of assets from, or letter of credit on behalf of, the bank holding company or its subsidiaries, and on the investment in or acceptance of stocks or securities of such holding company or its subsidiaries as collateral for loans. In addition, provisions of the Federal Reserve Act and FRB regulations limit the amounts of, and establish required procedures and credit standards with respect to, loans and other extensions of credit to officers, directors and principal shareholders of the Bank, the Company, any subsidiary of the Company and related interests of such persons. See "-- Restrictions on Loans to and Transactions with Affiliates." Moreover, subsidiaries of bank holding companies are prohibited from engaging in certain tie-in arrangements (with the Company or any of its subsidiaries) in connection with any extension of credit, lease or sale of property or furnishing of services.

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

     On September 30, 1996, Congress passed the "Deposit Insurance Funds Act of 1996" (the "DIF Act") to address the deposit insurance premium disparity. The FDIC published a final rule under the DIF Act on December 24, 1996, establishing a permanent base assessment schedule for the SAIF and setting assessment rates at a range of 4 to 31 basis points. The rule provides for an adjusted assessment schedule reducing these rates by 4 basis points to reflect current conditions, producing an effective SAIF assessment range of 0 to 27 basis points beginning October 1, 1996. This assessment range, which applies to all SAIF institutions other than SAIF member savings associations, is comparable to the current schedule for BIF-institutions. A special interim rate schedule ranging from 16 to 27 basis points applied to SAIF-member savings associations for the last quarter of 1996, reflecting the fact that assessments related to certain bond obligations of the Financial

Corporation ("FICO"), which were issued to resolve the savings and loan crisis in the 1980's, will be included in the SAIF rates for these institutions during that period. Because the Bank is a "Sasser bank" (a bank that converted its charter from a savings association to a state savings bank charter, yet remains a SAIF member in accordance with the so-called "Sasser Amendment"), it was not assessed this interim rate and received a credit in January 1997 for its entire FDIC premium for the quarter ended December 31, 1996.

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

GRAMM-LEACH-BLILEY ACT

     The laws and regulations to which the Bank and Company are subject are under constant review by Congress, state legislatures, and state and federal regulators. On November 12, 1999, comprehensive federal legislation, referred to as the Gramm-Leach-Bliley Act (the "GLBA"), was signed into law eliminating many of the Depression-era restrictions on affiliations between banks, securities firms, insurance companies, and other financial services organizations. The GLBA provides for a new type of "financial holding company" structure under which affiliations among these entities may occur, subject to regulation of financial holding companies by the Federal Reserve Board and of their affiliates by the appropriate functional regulator, including the Securities and Exchange Commission and state insurance regulators. In addition, the GLBA permits certain non-banking financial and financially related activities to be conducted by operating subsidiaries of a national bank. Under the GLBA, a bank holding company may become certified as a financial holding company by filing a notice with the Federal Reserve Board, together with a certification that the bank holding company meets certain criteria, including capital, management and Community Reinvestment Act requirements. The GLBA contains a number of provisions allocating regulatory authority among the Federal Reserve Board, other banking regulators, the Securities and Exchange Commission and state insurance regulators. In addition, the GLBA imposes strict new privacy disclosure and "opt-out" requirements regarding the ability of financial institutions to share personal non-public customer information with third parties.

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

ITEM 2. PROPERTIES

     The Bank conducts its business through four full-service office locations and one limited-service location. In May 1996, the Bank opened a limited-service office inside of a new senior community residence in West Allis. Library Square, the senior community, is located at 1820 South 75th Street and contains 118 apartments for independent living. The Bank conducts business at Library Square two days a week and leases the space that it occupies there. Three of the full-service branch offices are located in Milwaukee county (the West Allis, Greenfield and Glendale locations) and one is located in Waukesha County (the New Berlin location). The Bank owns all of the properties on which its full-service offices are located. Management believes the Bank's current facilities are adequate to meet present and immediately foreseeable needs of the Bank and the Holding Company.

     The Bank opened its facility at the Glendale, Wisconsin location in fiscal 2000. The Bank currently leases a portion of the Glendale facility to various tenants and operates certain administrative functions and a full-service banking operation out of the remaining portion of the facility.

     A list of the Bank's administrative and full-service offices is as follows:

                                                                      NET BOOK VALUE
                                                                     OF PROPERTIES AND
                                                            YEAR      IMPROVEMENTS AT
                    OFFICE LOCATION                        OPENED      JUNE 30, 2001
                    ---------------                        ------    -----------------
West Allis/Home Office.................................     1919        $  220,000
7401 West Greenfield Avenue
West Allis, WI 53214

New Berlin Office......................................     1989           901,000
15600 West Cleveland Avenue
New Berlin, WI 53151

Greenfield Office......................................     1988           951,000
5101 South 27th Street
Greenfield, WI 53221

Glendale Office........................................     1998         2,905,000
5555 N. Port Washington Road
Glendale, WI 53217
                                                                        ----------
Net Book Value:..................................................       $4,977,000
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

     The Company and the Bank are involved as a plaintiff or defendant in various legal actions arising in the normal course of its business. While the ultimate outcome of these various legal proceedings cannot be predicted with certainty, it is the opinion of management that the resolution of these legal actions should not have a material effect on the Company's consolidated financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2001.

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

     JAMES D. SMESSAERT, age 63, is President, Chief Executive Officer and Chairman of the Board of the Company, has been President, Chief Executive Officer and a director of the Bank since 1983, and became Chairman of the Board effective July 1, 1993. Prior to joining the Bank, Mr. Smessaert was Executive Vice President of Advantage Bank, formerly Kenosha Savings and Loan Association. Mr. Smessaert is past President of the Milwaukee Council of the Wisconsin League of Financial Institutions. He currently serves as Secretary and as a member of the Legislative and Executive Committees of the Wisconsin League of Financial Institutions. Mr. Smessaert also is immediate past Chairman of the West Allis Chamber of Commerce and past Chairman of the West Allis Business Expo.

     PETER A. GILBERT, age 53, is Corporate Secretary and Executive Vice President, Chief Operating Officer and a director of the Bank effective August 1, 1995, and a director of the Company effective August 22, 1995. Prior to joining the Bank, Mr. Gilbert was President and CEO of Valley Real Estate Services Corp., a mortgage banking subsidiary of Valley Bancorporation located in Sheboygan, Wisconsin, from 1992 to 1994, and Managing Director of Gilbert and Associates, a financial services consulting firm located in Encinitas, California, from 1988 to 1992.

     ARTHUR E. THOMPSON, age 41, is Chief Financial Officer and Treasurer of the Company and has been Senior Vice President of the Bank since March 1993. Mr. Thompson joined the Bank in 1985 as the Controller and served as Vice President and Treasurer from 1987 to March 1993. Mr. Thompson also is a director of the Bank's subsidiary, Ledger Investment Corp. Prior to joining the Bank, Mr. Thompson was an accountant at Hopkins Savings & Loan Association from 1984 to 1985 and Assistant Controller at West Bend Savings & Loan Association from 1983 to 1984. Mr. Thompson is a Certified Public Accountant.

     ELIZABETH S. BORST, age 39, is Senior Vice President of the Company and has been Senior Vice President of Sales and Marketing of the Bank since November 1995. Ms. Borst served as Vice President-Marketing from 1993 to 1995. Ms. Borst also is a director of the Bank's subsidiary, Ledger Planning Services, Inc.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

  SHAREHOLDERS/SHARES OUTSTANDING

     The Company's common stock is currently being traded on the National Association of Securities Dealers Automated Quotation (Nasdaq) National Market System over-the-counter exchange under the symbol of "LEDG." Information required by this item is incorporated by reference to the table "Market Information" as part of the "Quarterly Financial Information (Unaudited)" shown in Note 16 to Notes to Consolidated Financial Statements and the "Earnings Per Share" Note 1 to Notes to Consolidated Financial Statements included under Item 8 of this Annual Report on Form 10-K.

     As of September 10, 2001, there were 268 holders of record and an estimated 800 beneficial holders owning a total of 2,437,141 voting shares of the Company's common stock.

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

                                                                    AT JUNE 30,
                                                ----------------------------------------------------
                                                  2001       2000       1999       1998       1997
                                                  ----       ----       ----       ----       ----
                                                                   (IN THOUSANDS)
SELECTED FINANCIAL CONDITION DATA:
Total assets.................................   $506,920   $519,971   $469,659   $438,374   $409,820
Loans receivable, net........................    352,672    392,306    281,120    280,889    273,556
Cash and cash equivalents....................     22,926     16,559      8,599      8,184      8,755
Securities available-for-sale................     92,979     74,259    100,468     66,445     29,518
Investment securities and certificates of
  deposit....................................        455         --         --        388        780
Mortgage-backed and related securities.......     10,619     15,017     54,618     65,282     85,430
Deposits.....................................    319,812    345,318    288,714    271,619    281,512
FHLB advances and other borrowings...........    141,108    132,040    129,519    117,059     92,073
Shareholders' equity.........................     36,208     33,596     34,496     33,453     29,672

                                                               FISCAL YEAR ENDED JUNE 30,
                                                   ---------------------------------------------------
                                                    2001       2000       1999       1998       1997
                                                    ----       ----       ----       ----       ----
                                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
SELECTED OPERATIONS DATA:
Total interest income..........................    $39,260    $38,982    $34,298    $32,227    $29,823
Total interest expense.........................     27,674     26,023     22,814     21,586     20,210
                                                   -------    -------    -------    -------    -------
  Net interest income..........................     11,586     12,959     11,484     10,641      9,613
Provision for loan losses......................        430        871        480        800        650
                                                   -------    -------    -------    -------    -------
  Net interest income after provision for loan
     losses....................................     11,156     12,088     11,004      9,841      8,963
Non-interest income:
  Loan servicing and loan-related fees.........        382        350        355        349        251
  Depository fees and service charges..........        423        457        451        429        478
  Gain on sale of loans........................        988          9        892        297         95
  Gain (loss) on sale of securities and
     mortgage-backed and related securities,
     net.......................................         49         48         68         (8)         7
  Other non-interest income....................        268        367        316        141        197
                                                   -------    -------    -------    -------    -------
Total non-interest income......................      2,110      1,231      2,082      1,208      1,028
Total non-interest expense.....................      9,783      8,537      8,451      6,847      7,046
                                                   -------    -------    -------    -------    -------
Income before income tax expense...............      3,483      4,782      4,635      4,202      2,945
Income tax expense.............................      1,209      1,537      1,505      1,403      1,026
                                                   -------    -------    -------    -------    -------
     Net income................................    $ 2,274    $ 3,245    $ 3,130    $ 2,799    $ 1,919
                                                   =======    =======    =======    =======    =======
     Earnings per share (basic)................    $  0.95    $  1.27    $  1.13    $  1.01    $  0.71
                                                   =======    =======    =======    =======    =======
     Earnings per share (diluted)..............    $  0.92    $  1.23    $  1.10    $  0.97    $  0.68
                                                   =======    =======    =======    =======    =======
     Cash dividends per share..................    $  0.20    $  0.15    $  0.00    $  0.00    $  0.00
                                                   =======    =======    =======    =======    =======

                                                      AT OR FOR THE FISCAL YEAR ENDED JUNE 30,
                                              --------------------------------------------------------
                                                2001        2000        1999        1998        1997
                                                ----        ----        ----        ----        ----
                                                               (DOLLARS IN THOUSANDS)
SELECTED FINANCIAL RATIOS AND OTHER DATA:
PERFORMANCE RATIOS
Return on average assets..................        0.45%       0.63%       0.67%       0.67%       0.48%
Return on average equity..................        6.50        9.61        9.08        8.89        6.83
Interest rate spread during period(1).....        1.89        2.30        2.13        2.22        2.06
Net interest margin(1)....................        2.35        2.60        2.52        2.63        2.48
Non-interest expense to average assets....        1.94        1.62        1.81        1.64        1.77
Non-interest income to average assets.....        0.42        0.24        0.44        0.29        0.26
Average interest-earning assets to average
  interest-bearing liabilities............        1.08x       1.06x       1.08x       1.08x       1.08x
ASSET QUALITY RATIOS
Non-performing loans to gross loans(2)....        1.20%       0.45%       0.81%       0.49%       0.22%
Non-performing assets to total
  assets(2)...............................        1.18        0.57        0.70        0.32        0.16
Allowance for loan losses to
  non-performing loans....................       76.70      171.26      109.19      163.14      282.71
Ratio of allowance for loan losses to
  gross loans.............................        0.92        0.78        0.89        0.81        0.62
Net charge-offs to average gross loans....        0.07        0.09        0.05        0.08        0.04
CAPITAL RATIOS(3)
Average shareholders' equity to average
  assets..................................        6.93        6.54        7.36        7.54        7.07
Shareholders' equity to total assets at
  end of period...........................        7.14        6.46        7.34        7.63        7.24
OTHER DATA
Number of deposit accounts................      14,269      14,102      15,441      16,814      18,061
Number of real estate loans outstanding...       3,632       4,040       3,306       3,620       3,824
Number of real estate loans serviced......       3,918       4,377       3,687       4,063       4,360
Number of consumer loans outstanding......       2,112       2,188       3,011       3,229       3,310
Number of commercial loans outstanding....         112         110         129         103          28
Loan originations/purchases...............    $175,802    $259,338    $258,960    $163,433    $118,108
Full-service facilities...................           4           3           3           3           3

-------------------------
(1) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities. Net interest margin represents net interest income as a percentage of average interest-earning assets.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

     When used in this Annual Report on Form 10-K or future filings with the Securities and Exchange Commission, in quarterly reports or press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, various words or phrases are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include words and phrases such as "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," "intend" or similar expressions and various other statements indicated herein with an asterisk after such statements. Ledger Capital Corp. (the "Company") wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors could affect the Company's financial performance and could cause actual results for future periods to differ materially from those anticipated or projected. Such factors include, but are not limited to: (i) general market interest rates; (ii) general economic conditions; (iii) legislative/regulatory changes; (iv) monetary and fiscal policies of the U.S. Treasury and Federal Reserve; (v) changes in the quality or composition of the Company's loan and investment portfolios; (vi) demand for loan products; (vii) deposit flows;
(viii) competition; (ix) demand for financial services in the Company's markets; and (x) changes in accounting principles, policies or guidelines.

     The Company does not undertake and specifically disclaims any obligation to update any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

     ON SEPTEMBER 11, 2001, THERE WERE TERRORIST ATTACKS ON THE UNITED STATES. THE COMPANY IS UNAWARE OF ANY DIRECT IMPACT THIS TRAGEDY WILL HAVE ON THE FINANCIAL POSITION OR RESULTS OF OPERATIONS OF THE COMPANY. FURTHERMORE, IT IS UNKNOWN AS TO WHETHER OR TO WHAT EXTENT THESE TRAGIC EVENTS WILL HAVE DIRECTLY OR INDIRECTLY ON THE COMPANY'S FINANCIAL POSITION AND RESULTS OF OPERATIONS IN THE FUTURE.

GENERAL

     Ledger Capital Corp. (the "Company") is a holding company incorporated under the laws of the State of Wisconsin and is engaged in the financial services business through its wholly owned subsidiary, Ledger Bank S.S.B. (the "Bank"), a Wisconsin state-chartered stock savings bank headquartered in Milwaukee, Wisconsin. The Company's initial public offering was consummated in December 1993, and the Company acquired all of the outstanding common stock of the Bank issued in the mutual to stock conversion of the Bank (the "Conversion") on December 30, 1993.

     On June 15, 2001, the Company announced that it had entered into a definitive agreement with Anchor BanCorp Wisconsin, Inc. ("Anchor") (Nasdaq:
"ABCW"), headquartered in Madison, Wisconsin, providing for the merger of the Company with and into Anchor (the "Merger"). Anchor is the parent holding company for Anchor Bank, fsb, a $3.13 billion financial institution with 49 full-service offices and three lending-only facilities in 37 Wisconsin cities. Completion of the Merger is subject to certain conditions, including approval by shareholders of the Company. The Merger currently is expected to be completed during the fourth calendar quarter of 2001. The Company filed a Current Report on Form 8-K, dated June 15, 2001, with the Securities and Exchange Commission, in connection with its announcement of the Merger.

     The Company's primary strategy since the Conversion through fiscal 2001 has been to focus on effectively utilizing the capital acquired in the Conversion to fund asset growth and asset portfolio diversification into higher-yielding assets. This strategy resulted in an increase in the Company's asset size from $179.6 million at June 30, 1994 to $506.9 million at June 30, 2001. The Company's asset growth has come primarily through (i) the origination and purchase of mortgage loans (principally loans secured by one-to-four family owner-occupied homes) within and outside of the Company's primary lending area,
(ii) the purchase of mortgage-backed and related securities, and (iii) the origination and purchase of commercial real-estate and business loans within and outside of the Company's primary lending area. This asset growth was funded through significant increases in Federal Home Loan Bank ("FHLB") advances and other borrowings, and increases in deposits consisting primarily of brokered and non-brokered wholesale deposits.

     The Company's asset portfolio diversification has been achieved by altering the composition of loans and securities originated, purchased, sold and held in the total asset portfolio. In particular, the Company has focused on originating and purchasing higher-yielding non-conforming one-to-four family, multi-family, commercial real estate and commercial business loans secured by properties or assets located within the Company's primary lending area (as defined herein) and outside of the Company's primary lending area, to either replace or supplement lower-yielding one-to-four family mortgage loans and principal run-off from the mortgage securities portfolio. In fiscal 2001, the Company originated and purchased loans or participation interests (loan production) totaling $147.8 million and $28.0 million, respectively, (total loan production of $175.8 million) as compared to fiscal 2000 when originated and purchased loans and participation interests totaled $140.4 million and $118.9 million, respectively (total loan production of $259.3 million). Approximately $31.4 million and $132.4 million of the Company's total loan production related to properties or business assets located outside of the Company's primary lending area in fiscal 2001 and 2000, respectively (representing 8.66% and 32.09% of gross loans at June 30, 2001 and 2000, respectively). A significant portion of the Company's loan production in 2001 related to one-to-four family mortgage loan originations and commercial business loans. The Company had a decrease in the level of purchased loans due to the lack of availability of such loans that would have met the Bank's underwriting requirements.

     Under regulations established for state savings banks by the Wisconsin Department of Financial Institutions ("DFI"), the Bank is limited in the amount of commercial real estate and commercial business loans it can hold in its loan portfolio. The DFI approved limit for the Bank was 30% of the Bank's total asset base at June 30, 2001 and June 30, 2000. At June 30, 2001, the Bank had $131.1 million of such loans in its portfolio, representing 25.8% of the Bank's total asset base of $507.4 million. At June 30, 2000, the Bank had $138.3 million of such loans in its portfolio, representing 26.6% of the Bank's asset base of $520.0 million. The Company projects that the percentage of total assets represented by commercial real estate and commercial business loans will remain the same in fiscal 2002 as in fiscal 2001, since a substantial portion of these new originations and purchases are expected to be sold in the secondary market.*

     The Company began the process of increasing the level of core retail deposits relative to brokered and non-brokered wholesale deposits in fiscal 2001, which is expected to reduce the overall cost of liabilities for the Company.* This process started through the use of several different strategies, including changing the bank name from West Allis Savings Bank to Ledger Bank, S.S.B., opening a new full-service banking center in Glendale, Wisconsin and implementing a proactive internal sales culture. The new full-service banking center in Glendale, Wisconsin began operations during the third quarter of fiscal 2001. This location currently serves as the executive and administrative headquarters for the Company and Bank. Location-specific market research was conducted during fiscal 2000 by a third-party company, and this site was ranked by that market research company as one of the top five locations for attracting core deposit balances in Milwaukee County. The full-service banking center offers traditional deposit products and services, discount brokerage services, and mortgage, consumer and commercial business lending services.

COMPARISON OF OPERATING RESULTS FOR THE FISCAL YEARS ENDED JUNE 30, 2001 AND
2000

  GENERAL

     Net income for the fiscal year ended June 30, 2001 decreased 29.9% to $2.3 million from $3.2 million for fiscal 2000. The decrease in net income was primarily attributable to a decrease in net interest income before the provision for losses on loans to $11.6 million for the fiscal year ended June 30, 2001 from $13.0 million for fiscal 2000, primarily as a result of a lower interest rate spread and lower average interest-earning assets during fiscal 2001 as compared to fiscal 2000, and an increase in non-interest expense offset by a increase in non-interest income and a decrease in the provision for losses on loans. Non-interest income increased by $879,000 to $2.1 million for fiscal 2001 from $1.2 million for fiscal 2000. The increase in non-interest income was primarily due to an increase in gain on the sale of loans which increased $979,000 to $988,000 for fiscal 2001 from $9,000 for fiscal 2000, an increase in loan servicing fees of $26,000 to $76,000 for fiscal 2001 from

$50,000 for fiscal 2000, an increase in service charges on loans of $6,000 to $306,000 for fiscal 2001 from $300,000 for fiscal 2000, and an increase in gains on the sale of securities available-for-sale and mortgage-backed and related securities available-for-sale of $1,000 to $49,000 for fiscal 2001 from $48,000 for fiscal 2000. The increases were partially offset by a decrease in insurance commissions of $30,000 to $95,000 for fiscal 2001 from $125,000 for fiscal 2000, a decrease in service charges on deposit accounts of $34,000 to $423,000 for fiscal 2001 from $457,000 for fiscal 2000, and a decrease in other non-interest income of $69,000 to $173,000 for fiscal 2001 from $242,000 for fiscal 2000. Non-interest expense increased $1.3 million to $9.8 million for fiscal 2001 from $8.5 million for fiscal 2000, primarily as a result of an increase in compensation and benefits expense of $964,000 to $6.0 million for fiscal 2001 from $5.0 million for fiscal 2000, an increase marketing expense of $113,000 to $479,000 for fiscal 2001 from $366,000 for fiscal 2000, an increase in occupancy and equipment of $215,000 to $1.3 million for fiscal 2001 from $1.1 million for fiscal 2000, and an increase in other non-interest expense of $37,000 to $1.606 million for fiscal 2001 from $1.569 million for fiscal 2000. Offsetting the increases was a decrease in deposit insurance expense of $55,000 to $67,000 for fiscal 2001 from $122,000 for fiscal 2000, and a decrease in data processing expense of $28,000 to $349,000 for fiscal 2001 from $377,000 for fiscal 2000. Also offsetting the decreases to net income was a decrease in the provision for losses on loans of $441,000 to $430,000 for fiscal 2001 from $871,000 for fiscal 2000.

     Return on average equity decreased to 6.50% for fiscal 2001 from 9.61% for fiscal 2000. Return on average assets decreased to 0.45% for fiscal 2001 from 0.63% for fiscal 2000. The decrease in return on average equity was primarily due to a lower interest rate spread and lower average interest-earning assets during fiscal 2001 as compared to fiscal 2000 and an increase in non-interest expense offset by an increase in non-interest income and a decrease in the provision for losses on loans. The Company's principal investment focus during fiscal 2001 was the origination of mortgage and commercial loans. The asset growth primarily was funded through increases in local market retail deposits and borrowings.

  NET INTEREST INCOME

     Net interest income decreased 10.6% to $11.6 million for fiscal 2001 from $13.0 million for fiscal 2000. Interest income increased $278,000 in fiscal 2001, while interest expense increased $1.7 million. The level of net interest income primarily reflects a decrease in interest rate spread to 1.89% for fiscal 2001 from 2.30% for fiscal 2000, and a 1.1% decrease in average interest-earning assets during fiscal 2001, partially offset by a 39.9% increase in the excess of the Company's average interest-earning assets over average interest-bearing liabilities to $38.1 million for fiscal 2001 from $27.4 million for fiscal 2000. The decreased interest rate spread for fiscal 2001 is primarily a result of the increased interest rate environment in the first half of fiscal 2001 and the Company's negative interest rate gap.

  INTEREST INCOME

     Interest income increased 0.7% to $39.3 million for fiscal year 2001 from $39.0 million for fiscal 2000. The increase in interest income was the result of an increase in the yield on interest-earning assets to 7.98% for fiscal 2001 from 7.83% for fiscal 2000, offset by a decrease in average interest-earning assets of 1.1% to $492.2 million for fiscal 2001 from $497.6 million for fiscal 2000. Interest income on loans increased 7.7% to $31.6 million for fiscal 2001 from $29.4 million for fiscal 2000. The increase was primarily the result of an increase in average gross loans of 7.9% to $380.8 million for fiscal 2001 from $353.1 million for fiscal 2000, offset by a decrease in average yield to 8.30% for fiscal 2001 from 8.31% for fiscal 2000. Gross loans increased primarily as a result of the Company originating more loans, purchasing loans in the secondary market, retaining substantially all of its adjustable and short-term fixed-rate loan originations and increases in multi-family and commercial components of the portfolio. Interest income on mortgage-backed securities decreased 83.1% to $58,000 for fiscal 2001 from $343,000 for fiscal 2000. The decrease was primarily due to a decrease in average balances to $1.0 million for fiscal 2001 from $5.5 million for fiscal 2000 and by a decrease in average yield to 5.56% for the 2001 period from 6.23% for the 2000 period. Interest income on mortgage-related securities decreased 56.2% to $841,000 for fiscal 2001 from $1.9 million for fiscal 2000. The decrease was primarily due to a decrease in average balances to $12.4 million for fiscal 2001 from $29.2 million for fiscal 2000, offset by an increase in average yield to 6.80% for fiscal 2001 from 6.57% for fiscal 2000. The decrease in average yield on mortgage-backed securities was primarily due to the higher level of repayments on the higher coupon rate securities portion of this portfolio. The decline in average balances of mortgage-backed and related securities and is due to management's decision not to reinvest the repayments on mortgage-backed and related securities into the loan portfolio. Interest income on investment securities and securities available-for-sale decreased 9.8% to $6.2 million for fiscal 2001 from $6.8 million for fiscal 2000. The decrease was primarily due to a decrease in average balances to $89.9 million for fiscal 2001 from $102.4 million for fiscal 2000, offset by an increase in average yield to 6.86% for fiscal 2001 from 6.68% for fiscal 2000. The higher average yield was primarily attributable to the increased interest rate environment during the first half of fiscal 2001.

  INTEREST EXPENSE

     Interest expense increased 6.3% to $27.7 million for fiscal 2001 from $26.0 million for fiscal 2000. The increase was primarily the result of a 56 basis point increase in the average rate paid on interest-bearing liabilities to 6.09% for fiscal 2001 from 5.53% for fiscal 2000, offset by a 3.4% decrease in the average amount of interest-bearing liabilities to $454.2 million for fiscal 2001 compared to $470.2 million for fiscal 2000. The increased balances of certificates of deposit (including brokered deposits) and borrowings at higher average interest rates was the primary reason for the increase in the average rate paid on the interest-bearing liabilities for fiscal 2001 as compared to fiscal 2000. Interest expense on deposits increased 11.7% to $19.0 million for fiscal 2001 from $17.0 million for fiscal 2000. The increase was the result of an increase in the average rate paid to 6.11% for fiscal 2001 from 5.46% for fiscal 2000, offset by a decrease in average balances of 0.1% to $310.6 million for fiscal 2001 from $311.0 million for fiscal 2000. The decrease in deposits was primarily due to a decrease of 19.8% in passbook accounts to $15.9 million for fiscal 2001 from $19.9 million for fiscal 2000 and by a decrease in the average rate paid on such deposits to 2.83% for fiscal 2001 from 2.92% for fiscal 2000. Offsetting the decrease in deposits was an increase in NOW accounts of 21.9% to $3.5 million for fiscal 2001 from $2.9 million for fiscal 2000, offset by a decrease in average rate paid to 0.86% for fiscal 2001 from 1.65% for fiscal 2000. Money market deposit accounts increased 8.9% to $34.0 million for fiscal 2001 from $31.2 million for fiscal 2000 and by an increase in the average rate paid on such deposits to 5.04% for fiscal 2001 from 4.52% for fiscal 2000. Money market deposit accounts increased primarily due to aggressive competitive rates offered in the Bank's market during fiscal 2001. Certificates of deposits increased 0.1% to $257.2 million for fiscal 2001 from $257.0 million for fiscal 2000 and by an increase in the average rate paid on such deposits to 6.52% for fiscal 2001 from 5.82% for fiscal 2000. Of the $257.2 million in the average balance of certificates of deposit for fiscal 2001, $189.8 million, or 73.8%, represented brokered certificates of deposit compared to $166.7 million, or 64.9%, for fiscal 2000. The average rate paid on brokered certificates of deposit increased to 6.56% for fiscal 2001 from 6.03% for fiscal 2000. The increase was primarily due to the increasing interest rate environment during the first half of fiscal 2001. Interest on borrowings (FHLB advances and reverse repurchase agreements) decreased 3.8% to $8.6 million for fiscal 2001 from $9.0 million for fiscal 2000. The decrease was primarily due to the decrease in average balance to $139.8 million for fiscal 2001 from $156.1 million for fiscal 2000, partially offset by an increase in average rate paid to 6.17% for fiscal 2001 from 5.75% for fiscal 2000.

  PROVISION FOR LOSSES ON LOANS

     The provision for losses on loans decreased to $430,000 for fiscal 2001 from $871,000 for fiscal 2000. The level of allowances for losses on loans generally is determined by the Bank's historical loan loss experience, the condition and composition of the Bank's loan portfolio and general economic conditions. Management anticipates that should the Company's volume of multi-family and commercial/non-residential real estate lending activity continues to increase, the Company will continue to build a higher level of allowance for loan losses established through a provision for loan losses.* Based on management's evaluation of the loan portfolio and the decrease in gross loans during fiscal 2001, the allowance for losses on loans increased 4.7% to $3.4 million at June 30, 2001 compared to $3.2 million at June 30, 2000. The lower provision for losses on loans during the year reflects the lower loan balances and lower net charge-offs during the year as well as management's evaluation of the loan portfolio at June 30, 2001. The ratio of allowance for loan losses to gross loans increased to 0.92% at June 30, 2001 from 0.76% at June 30, 2000. The increase in the allowance as a percentage of loans is due to a higher level of non-performing loans at June 30, 2001. The amount of non-performing loans at June 30, 2001 was $4.4 million or 1.20% of gross loans, compared to $1.9 million or 0.45% of gross loans at June 30, 2000.

  NON-INTEREST INCOME

     Non-interest income increased 71.4% to $2.1 million for fiscal 2001 from $1.2 million for fiscal 2000. The largest components of the increase were an increase in gains on the sale of loans of $979,000 to $988,000 for fiscal 2001 from $9,000 for fiscal 2000, an increase in loan servicing fees of $26,000 to $76,000 for fiscal 2001 from $50,000 for fiscal 2000, an increase in service charges on loans of $6,000 to $306,000 for fiscal 2001 from $300,000 for fiscal 2000 and a increase in gains on the sale of securities and mortgage-backed and related securities of $1,000 to $49,000 for fiscal 2001 from $48,000 for fiscal 2000. The increases were partially offset by a decrease in insurance commissions of $30,000 to $95,000 for fiscal 2001 from $125,000 for fiscal 2000, a decrease in service charges on deposit accounts of $34,000 to $423,000 for fiscal 2001 from $457,000 for fiscal 2000 and a decrease in other non-interest income of $69,000 to $173,000 for fiscal 2001 from $242,000 for fiscal 2000. The increase in gains on the sale of loans reflects the increase in loans originated in the Bank's primary lending area that were sold in the secondary market.

  NON-INTEREST EXPENSE

     Non-interest expense increased 14.6% to $9.8 million for fiscal 2001 from $8.5 million for fiscal 2000. The increase was primarily due to an increase in compensation and benefits expense of $964,000 to $6.0 million for fiscal 2001 from $5.0 million for fiscal 2000, an increase in occupancy and equipment expense of $215,000 to $1.3 million for fiscal 2001 from $1.1 million for fiscal 2000, an increase in marketing expense of $113,000 to $479,000 for fiscal 2001 from $366,000 for fiscal 2000, and an increase in other non-interest expense of $37,000 to $1.606 million for fiscal 2001 from $1.569 million for fiscal 2000. The increases in non-interest expense were offset by a decrease in deposit insurance premiums of $55,000 to $67,000 for fiscal 2001 from $122,000 for fiscal 2000, and a decrease in data processing expense of $28,000 to $349,000 for fiscal 2001 from $377,000 for fiscal 2000. The increase in compensation and benefits expense primarily relates to an increase in incentive compensation paid due to the increase sale of mortgage loans into the secondary market, increased salaries of staff to operate the new Glendale banking center and an increase in salaries and benefits. The increase in marketing and occupancy and equipment expense primarily relates to the marketing and remodeling expenses to open the new Glendale retail banking center. The decrease in deposit insurance premiums relates to a decreased premium rate charged by the FDIC for deposit insurance in fiscal 2001. The increase in other non-interest expense is primarily due to general increases in printing, office supplies, organization dues, legal and other miscellaneous expenses.

  INCOME TAX EXPENSE

     Income tax expense decreased to $1.2 million for fiscal 2001 from $1.5 million for fiscal 2000. The decrease was primarily a result of lower income before income taxes.

COMPARISON OF OPERATING RESULTS FOR THE FISCAL YEARS ENDED JUNE 30, 2000 AND
1999

  GENERAL

     Net income for the fiscal year ended June 30, 2000 increased 3.7% to $3.2 million from $3.1 million for fiscal 1999. The increase in net income was primarily attributable to an increase in net interest income before the provision for losses on loans to $13.0 million for fiscal 2000 from $11.5 million for fiscal 1999, primarily as a result of higher average interest-earning assets and an increased interest rate spread during fiscal 2000 as compared to fiscal 1999, offset by a decrease in non-interest income and an increase in the provision for losses on loans. Non-interest income decreased by $851,000 to $1.2 million for fiscal 2000 from $2.1 million for fiscal 1999. The decrease in non-interest income was primarily due to a decrease in gain on the sale of loans, which decreased $883,000 to $9,000 for fiscal 2000 from $892,000 for fiscal 1999, a decrease in service charges on loans of $34,000 to $300,000 for fiscal 2000 from $334,000 for fiscal 1999, and a decrease in gains on the sale of securities available-for-sale and mortgage-backed and related securities available-for-sale of $20,000 to $48,000 for fiscal 2000 from $68,000 for fiscal 1999. The decreases were partially offset by an increase in insurance commissions of $35,000 to $125,000 for fiscal 2000 from $90,000 for fiscal 1999, an increase in service charges on deposit accounts of $6,000 to $457,000 for fiscal 2000 from $451,000 for fiscal 1999, an increase in loan servicing fees of $29,000 to $50,000 for fiscal 2000 from $21,000 for fiscal 1999, and an increase in other non-interest income of $16,000 to $242,000 for fiscal 2000 from $226,000 for fiscal 1999. Non-interest expense increased $86,000 to $8.537 million for fiscal 2000 from $8.451 million for fiscal 1999, primarily as a result of an increase in other non-interest expense of $269,000 to $1.6 million for fiscal 2000 from $1.3 million for fiscal 1999 and by an increase in marketing expense of $14,000 to $366,000 for fiscal 2000 from $352,000 for fiscal 1999. Offsetting the increases was a decrease in compensation and benefits expense of $14,000 to $5.007 million for fiscal 2000 from $5.021 million for fiscal 1999, a decrease in occupancy and equipment of $78,000 to $1.1 million for fiscal 2000 from $1.2 million for fiscal 1999, a decrease in deposit insurance expense of $51,000 to $122,000 for fiscal 2000 from $173,000 for fiscal 1999, and a decrease in data processing expense of $54,000 to $377,000 for fiscal 2000 from $431,000 for fiscal 1999. Net income also was decreased by an increase in the provision for losses on loans of $391,000 to $871,000 for fiscal 2000 from $480,000 for fiscal 1999.

     Return on average equity increased to 9.61% for fiscal 2000 from 9.08% for fiscal 1999. Return on average assets decreased to 0.63% for fiscal 2000 from 0.67% for fiscal 1999. The increase in return on average equity was primarily due to an increase in net interest income before the provision for losses on loans, primarily as a result of higher average interest-earning assets and an increased interest rate spread during fiscal 2000 as compared to fiscal 1999, offset by a decrease in gains on the sale of loans and increase in the provision for losses on loans. The Company's principal investment focus during fiscal 2000 was the origination and purchase of mortgage and commercial loans. The asset growth primarily was funded through increases in brokered certificates of deposit and securities sold under agreements to repurchase.

  NET INTEREST INCOME

     Net interest income increased 12.8% to $12.9 million for fiscal 2000 from $11.5 million for fiscal 1999. Interest income increased $4.7 million in fiscal 2000, while interest expense increased $3.2 million. The level of net interest income primarily reflects a 9.4% increase in average interest-earning assets during fiscal 2000 and an increase in interest rate spread to 2.30% for fiscal 2000 from 2.13% for fiscal 1999, partially offset by a 18.4% decrease in the excess of the Company's average interest-earning assets over average interest-bearing liabilities to $27.4 million for fiscal 2000 from $33.6 million for fiscal 1999. The increased interest rate spread for fiscal 2000 is primarily a result of the Company's reallocation to higher yielding loans and a decreased level of lower yielding investment securities.

  INTEREST INCOME

     Interest income increased 13.7% to $39.0 million for fiscal year 2000 from $34.3 million for fiscal 1999. The increase in interest income was the result of an increase in average interest-earning assets of 9.4% to $497.6 million for fiscal 2000 from $455.1 million for fiscal 1999 and by an increase of 29 basis points in the yield on interest-earning assets to 7.83% for fiscal 2000 from 7.54% for fiscal 1999. Interest income on loans increased 24.7% to $29.4 million for fiscal 2000 from $23.5 million for fiscal 1999. The increase was the result of an increase in average gross loans of 22.7% to $353.1 million for fiscal 2000 from $287.8 million for fiscal 1999 and by an increase in average yield to 8.31% for fiscal 2000 from 8.18% for fiscal 1999. Gross loans increased primarily as a result of the Company purchasing more loans in the secondary market, retaining substantially all of its adjustable and short-term fixed-rate loan originations and increases in multi-family and commercial components of the portfolio. The increase in yield is attributable to the increase in loans originated and purchased at higher interest rates and the increase in adjustable rate loans in the first half of fiscal 2000. Interest income on mortgage-backed securities decreased 66.8% to $343,000 for fiscal 2000 from $1.0 million for fiscal 1999. The decrease was primarily due to a decrease in average balances to $5.5 million for fiscal 2000 from $14.6 million for fiscal 1999 and by a decrease in average yield to 6.23% for fiscal 2000 from 7.08% for fiscal 1999. Interest income on mortgage-related securities decreased 32.3% to $1.9 million for fiscal 2000 from $2.8 million for fiscal 1999. The decrease was primarily due to a decrease in average balances to

$29.2 million for fiscal 2000 from $43.0 million for fiscal 1999 and by a decrease in average yield to 6.57% for the 2000 period from 6.59% for the 1999 period. The decrease in average yield on mortgage-backed and related securities was primarily due to the higher level of repayments on the higher coupon rate securities portion of this portfolio. The decline in average balances of mortgage-backed and related securities and is due to management's decision to transfer $37.9 million in securities from this portfolio to the trading and available-for-sale portfolio during fiscal 2000. Interest income on investment securities and securities available-for-sale increased 5.9% to $6.8 million for fiscal 2000 from $6.5 million for fiscal 1999. The increase was primarily due to an increase in average yield to 6.68% for fiscal 2000 from 6.25% for fiscal 1999, offset by a decrease in average balances to $102.4 million for fiscal 2000 from $103.2 million for fiscal 1999. The higher average yield was primarily attributable to the increasing interest rate environment during fiscal 2000 as compared to fiscal 1999.

  INTEREST EXPENSE

     Interest expense increased 14.1% to $26.0 million for fiscal 2000 from $22.8 million for fiscal 1999. The increase was primarily the result of an 11.6% increase in the average amount of interest-bearing liabilities to $470.2 million for fiscal 2000 compared to $421.5 million for fiscal 1999 and by an increase in the average rate paid on interest-bearing liabilities to 5.53% for fiscal 2000 from 5.41% for fiscal 1999. The increased balances of certificates of deposit (including brokered deposits) and borrowings at higher average interest rates was the primary reason for the increase in the average rate paid on the interest-bearing liabilities for fiscal 2000 as compared to fiscal 1999. Interest expense on deposits increased 12.0% to $17.0 million for fiscal 2000 from $15.2 million for fiscal 1999. The increase was the result of an increase in average balances of 8.2% to $311.0 million for fiscal 2000 from $287.4 million for fiscal 1999 and by an increase in the average rate paid to 5.46% for fiscal 2000 from 5.28% for fiscal 1999. The increase in deposits was primarily due to an increase of 12.7% in certificates of deposit (including brokered deposits) to $257.0 million for fiscal 2000 from $228.0 million for fiscal 1999 and an increase in the average rate paid on such deposits to 5.82% for fiscal 2000 from 5.60% for fiscal 1999. NOW accounts increased 3.5% to $2.9 million for fiscal 2000 from $2.8 million for fiscal 1999, offset by a decrease in average rate paid to 1.65% for fiscal 2000 from 1.74% for fiscal 1999. Offsetting the increase in deposits was a decrease in money market deposit accounts of 12.3% to $31.2 million for fiscal 2000 from $35.6 million for fiscal 1999, with a decrease in the average rate paid on such deposits to 4.52% for fiscal 2000 from 4.88% for fiscal 1999. Money market deposit accounts decreased primarily due to aggressive competitive rates offered in the Bank's market during fiscal 2000. The Company's increase in certificates of deposit was the result of aggressively marketing and pricing and the use of brokered certificates of deposit. Of the $257.0 million in the average balance of certificates of deposit for fiscal 2000, $166.7 million, or 64.9%, represented brokered certificates of deposit compared to $101.5 million, or 44.5%, for fiscal 1999. The average rate paid on brokered certificates of deposit increased to 6.03% for fiscal 2000 from 5.63% for fiscal 1999. The increase was primarily due to the increasing interest rate environment during fiscal 2000 as compared to fiscal 1999. Interest on borrowings (FHLB advances and reverse repurchase agreements) increased 18.4% to $9.0 million for fiscal 2000 from $7.6 million for fiscal 1999. The increase was primarily due to the increase in average balance to $156.1 million for fiscal 2000 from $131.2 million for fiscal 1999, partially offset by a decrease in average rate paid to 5.75% for fiscal 2000 from 5.78% for fiscal 1999.

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

  NON-INTEREST INCOME

     Non-interest income decreased 40.9% to $1.2 million for fiscal 2000 from $2.1 million for fiscal 1999. The largest components of the decrease were a decrease in gains on the sale of loans of $883,000 to $9,000 for fiscal 2000 from $892,000 for fiscal 1999, a decrease in service charges on loans of $34,000 to $300,000 for fiscal 2000 from $334,000 for fiscal 1999, and a decrease in gains on the sale of securities and mortgage-backed and related securities of $20,000 to $48,000 for fiscal 2000 from $68,000 for fiscal 1999. The decreases were partially offset by an increase in insurance commissions of $35,000 to $125,000 for fiscal 2000 from $90,000 for fiscal 1999, an increase in service charges on deposit accounts of $6,000 to $457,000 for fiscal 2000 from $451,000 for fiscal 1999, an increase in loan servicing fees of $29,000 to $50,000 for fiscal 2000 from $21,000 for fiscal 1999, and an increase in other non-interest income of $16,000 to $242,000 for fiscal 2000 from $226,000 for fiscal 1999. The decrease in gains on the sale of loans reflects the increase in interest rates during fiscal 2000 that decreased the level of refinanced loans. Also, the decrease in gains on the sale of loans reflects the write-down to market value of certain loans held-for-sale. Such write-downs are due to increasing interest rates on similar loans.

  NON-INTEREST EXPENSE

     Non-interest expense increased 1.0% to $8.537 million for fiscal 2000 from $8.451 million for fiscal 1999. The increase was primarily due to an increase in other non-interest expense of $269,000 to $1.6 million for fiscal 2000 from $1.3 million for fiscal 1999, and an increase in marketing expense of $14,000 to $366,000 for fiscal 2000 from $352,000 for fiscal 1999. The increases in non-interest expense were offset by a decrease in compensation and benefits expense of $14,000 to $5.007 million for fiscal 2000 from $5.021 million for fiscal 1999, a decrease in occupancy and equipment expense of $78,000 to $1.1 million for fiscal 2000 from $1.2 million for fiscal 1999, a decrease in deposit insurance premiums of $51,000 to $122,000 for fiscal 2000 from $173,000 for fiscal 1999, and a decrease in data processing expense of $54,000 to $377,000 for fiscal 2000 from $431,000 for fiscal 1999. The decrease in compensation and benefits expense primarily relates to a decrease in the accrual for incentive compensation and a lower average number of full-time equivalent employees. The decrease in occupancy and equipment expense primarily relates to a refund credit received on telecommunications equipment and a lower level of general equipment expenditures in fiscal 2000. The increase in other non-interest expense is primarily due to the write-off of an equity investment in a low income housing partnership and to general increases in printing, office supplies, organization dues, legal and other miscellaneous expenses.

  INCOME TAX EXPENSE

     Income tax expense increased to $1.537 million for fiscal 2000 from $1.505 million for fiscal 1999. The increase was primarily a result of higher income before income taxes.

AVERAGE BALANCE SHEET

     The following table sets forth certain information relating to the Company's consolidated average statements of financial condition and the consolidated statements of income at and for the fiscal years ended June 30, 2001, 2000 and 1999, and reflects the average yields on interest-earning assets and average rates on interest-bearing liabilities for the periods indicated. Such yields and rates are derived by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown. Average balances are derived principally from average monthly balances and include non-accruing loans. The average yields and rates include loan fees which are considered adjustments to loan yield. The amount of interest income resulting from the recognition of loan fees was $284,000, $328,000 and $312,000 for the fiscal years ended June 30, 2001, 2000 and 1999, respectively. The decrease in the amount of loan fees recognized in interest income for 2001 as compared to 2000 and 1999 primarily resulted from the decrease in loans originated and held in the loan portfolio during fiscal 2001. Interest income on non-accrual loans is reflected in the period it is collected and not in the period it is earned. Such amounts are not material to net interest income or net change in net interest income in any period. Non-accruing loans are included in the average balances and do not have a material effect on the average yield.

                      CONSOLIDATED AVERAGE BALANCE SHEETS
                           FISCAL YEAR ENDED JUNE 30,

                                                      2001                               2000
                                        --------------------------------   --------------------------------
                                          AVERAGE     INTEREST   AVERAGE     AVERAGE     INTEREST   AVERAGE
                                        OUTSTANDING   EARNED/    YIELD/    OUTSTANDING   EARNED/    YIELD/
                                          BALANCE       PAID      RATE       BALANCE       PAID      RATE
                                        -----------   --------   -------   -----------   --------   -------
                                                              (DOLLARS IN THOUSANDS)
ASSETS:
 Interest-earning assets:
   Mortgage loans.....................   $352,289     $28,877      8.20%    $327,445     $26,612      8.13%
   Consumer loans.....................      2,895         389     13.44        3,405         461     13.54
   Commercial loans...................     22,070       2,187      9.91       21,881       2,264     10.35
   Loans held for sale................      3,575         150      4.20          347          19      5.48
                                         --------     -------               --------     -------
     Total loans......................    380,829      31,603      8.30      353,078      29,356      8.31
   Mortgage-backed securities.........      1,043          58      5.56        5,509         343      6.23
   Mortgage derivative securities.....     12,361         841      6.80       29,217       1,920      6.57
                                         --------     -------               --------     -------
     Total mortgage-backed and related
       securities.....................     13,404         899      6.71       34,726       2,263      6.52
   Investment and other securities....     14,551         785      5.39        9,163         521      5.69
   Securities available for sale......     75,347       5,382      7.14       93,258       6,317      6.77
   Federal Home Loan Bank stock.......      8,107         591      7.29        7,371         525      7.12
                                         --------     -------               --------     -------
     Total interest-earning
       assets(1)......................    492,238      39,260      7.98      497,596      38,982      7.83
                                                      -------     -----                  -------     -----
 Non-interest earning assets..........     12,022                             19,514
                                         --------                           --------
     Total assets.....................   $504,260                           $517,110
                                         ========                           ========
LIABILITIES AND RETAINED EARNINGS:
 Deposits:
   NOW accounts.......................   $  3,478          30      0.86     $  2,854          47      1.65
   Money market deposit accounts......     33,990       1,712      5.04       31,205       1,409      4.52
   Passbook...........................     15,925         450      2.83       19,857         580      2.92
   Certificates of deposit............    257,178      16,777      6.52      257,043      14,948      5.82
                                         --------     -------               --------     -------
     Total deposits...................    310,571      18,969      6.11      310,959      16,984      5.46
 Advance payments by borrowers for
   taxes and insurance................      3,776          79      2.09        3,169          71      2.24
 Borrowings...........................    139,829       8,626      6.17      156,058       8,968      5.75
                                         --------     -------               --------     -------
     Total interest-bearing
       liabilities....................    454,176      27,674      6.09      470,186      26,023      5.53
                                                      -------     -----                  -------     -----
 Other liabilities (Incl. non-interest
   bearing demand deposits)...........     15,123                             13,146
 Retained earnings....................     34,961                             33,778
                                         --------                           --------
     Total liabilities and retained
       earnings.......................   $504,260                           $517,110
                                         ========                           ========
Net interest income/interest rate
 spread(2)............................                $11,586      1.89%                 $12,959      2.30%
                                                      =======     =====                  =======     =====
Net earning assets/net interest
 margin(3)............................   $ 38,062                  2.35%    $ 27,410                  2.60%
                                         ========                 =====     ========                 =====
Average interest-earning assets to
 average interest-bearing
 liabilities..........................                  1.08x                              1.06x
                                                      =======                            =======

                                                      1999
                                        --------------------------------
                                          AVERAGE     INTEREST   AVERAGE
                                        OUTSTANDING   EARNED/    YIELD/
                                          BALANCE       PAID      RATE
                                        -----------   --------   -------
                                             (DOLLARS IN THOUSANDS)
ASSETS:
 Interest-earning assets:
   Mortgage loans.....................   $265,438     $21,455      8.08%
   Consumer loans.....................      4,157         572     13.76
   Commercial loans...................     15,081       1,368      9.07
   Loans held for sale................      3,076         152      4.94
                                         --------     -------
     Total loans......................    287,752      23,547      8.18
   Mortgage-backed securities.........     14,603       1,034      7.08
   Mortgage derivative securities.....     43,009       2,835      6.59
                                         --------     -------
     Total mortgage-backed and related
       securities.....................     57,612       3,869      6.72
   Investment and other securities....     14,550         775      5.33
   Securities available for sale......     88,650       5,680      6.41
   Federal Home Loan Bank stock.......      6,505         427      6.56
                                         --------     -------
     Total interest-earning
       assets(1)......................    455,069      34,298      7.54
                                                      -------     -----
 Non-interest earning assets..........     13,050
                                         --------
     Total assets.....................   $468,119
                                         ========
LIABILITIES AND RETAINED EARNINGS:
 Deposits:
   NOW accounts.......................   $  2,757          48      1.74
   Money market deposit accounts......     35,563       1,736      4.88
   Passbook...........................     21,107         613      2.90
   Certificates of deposit............    227,979      12,766      5.60
                                         --------     -------
     Total deposits...................    287,406      15,163      5.28
 Advance payments by borrowers for
   taxes and insurance................      2,927          75      2.56
 Borrowings...........................    131,164       7,576      5.78
                                         --------     -------
     Total interest-bearing
       liabilities....................    421,497      22,814      5.41
                                                      -------     -----
 Other liabilities (Incl. non-interest
   bearing demand deposits)...........     12,167
 Retained earnings....................     34,455
                                         --------
     Total liabilities and retained
       earnings.......................   $468,119
                                         ========
Net interest income/interest rate
 spread(2)............................                $11,484      2.13%
                                                      =======     =====
Net earning assets/net interest
 margin(3)............................   $ 33,572                  2.52%
                                         ========                 =====
Average interest-earning assets to
 average interest-bearing
 liabilities..........................                  1.08x
                                                      =======

-------------------------
(1) Calculated net of deferred loans fees, loan discounts, loans in process and allowance for loan losses.

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

                                          FISCAL YEAR ENDED JUNE 30, 2001          FISCAL YEAR ENDED JUNE 30, 2000
                                                    COMPARED TO                              COMPARED TO
                                          FISCAL YEAR ENDED JUNE 30, 2000          FISCAL YEAR ENDED JUNE 30, 1999
                                      ---------------------------------------    -----------------------------------
                                                INCREASE (DECREASE)                      INCREASE (DECREASE)
                                                      DUE TO                                   DUE TO
                                      ---------------------------------------    -----------------------------------
                                                            RATE/                                   RATE/
                                       RATE      VOLUME     VOLUME      NET      RATE     VOLUME    VOLUME     NET
                                       ----      ------     ------      ---      ----     ------    ------     ---
                                                                      (IN THOUSANDS)
Interest-earning assets:
  Mortgage loans..................    $   229    $ 2,019    $  17     $ 2,265    $ 118    $5,012     $ 27     $5,157
  Consumer loans..................         (3)       (69)      --         (72)      (9)     (103)       1       (111)
  Commercial loans................        (96)        20       (1)        (77)     192       617       87        896
  Loans held for sale.............         (4)       177      (42)        131       16      (135)     (14)      (133)
  Mortgage-backed securities......        (37)      (278)      30        (285)    (125)     (644)      78       (691)
  Mortgage-derivative
    securities....................         68     (1,108)     (39)     (1,079)      (9)     (909)       3       (915)
  Investment and other
    securities....................        (27)       306      (15)        264       52      (287)     (19)      (254)
  Securities available for sale...        344     (1,213)     (66)       (935)     325       295       17        637
  Federal Home Loan Bank stock....         12         52        2          66       36        57        5         98
                                      -------    -------    -----     -------    -----    ------     ----     ------
    Total.........................        486        (94)    (114)        278      596     3,903      185      4,684
                                      -------    -------    -----     -------    -----    ------     ----     ------
Interest-bearing liabilities:
  NOW accounts....................        (22)        10       (5)        (17)      (3)        2       --         (1)
  Money market demand accounts....        163        126       14         303     (130)     (213)      16       (327)
  Passbook accounts...............        (19)      (115)       4        (130)       4       (36)      (1)       (33)
  Certificates of deposit.........      1,820          8        1       1,829      492     1,627       63      2,182
  Advance payments by borrowers
    for taxes and insurance.......         (5)        14       (1)          8       (9)        6       (1)        (4)
  Borrowings......................        659       (933)     (68)       (342)     (39)    1,438       (7)     1,392
                                      -------    -------    -----     -------    -----    ------     ----     ------
    Total.........................      2,596       (890)     (55)      1,651      315     2,824       70      3,209
                                      -------    -------    -----     -------    -----    ------     ----     ------
Net change in net interest
  income..........................    $(2,110)   $   796    $ (59)    $(1,373)   $ 281    $1,079     $115     $1,475
                                      =======    =======    =====     =======    =====    ======     ====     ======

FINANCIAL CONDITION

     Total assets decreased $13.1 million or 2.5%, from $520.0 million at June 30, 2000 to $506.9 million at June 30, 2001. This decrease is primarily reflected in a decrease in loans receivable, mortgage-backed and related securities held-to-maturity and deposits.

     Cash and cash equivalents increased 38.5% to $22.9 million at June 30, 2001 compared to $16.6 million at June 30, 2000. The increase is largely attributable to the increase in borrowings and decreases in loans receivable and mortgage-backed and related securities held-to-maturity.

     Securities available-for-sale decreased to $93.0 million at June 30, 2001 compared to $74.3 million at June 30, 2000. The increase is the result of management's decision to increase it's investment in such securities until loan demand is sufficient to offset loan repayments. At June 30, 2001, the securities available-for-sale portfolio contained $35.3 million of fixed-rate U.S. government agency securities, $4.0 million of agency and private-issue fixed-rate mortgage-backed securities with a minimum investment rating of AA, $4.0 million of private-issue adjustable-rate mortgage-backed securities with a minimum investment rating of AA, $33.2 million of fixed-rate intermediate-term tranche CMOs with a minimum investment rating of AAA, $9.8 million of floating-rate tranche CMOs with a minimum investment rating of AA, $5.4 million in trust preferred securities, $1.0 million of adjustable-rate mortgage mutual funds and $250,000 of municipal bonds.

     Securities held-to-maturity decreased to $11.1 million at June 30, 2001 compared to $15.0 million at June 30, 2000. The decrease is the result of management's decision to decrease its investment in mortgage-backed and related securities held-to-maturity and provide funding for purchases of securities available-for-sale. Of the $11.1 million in securities held-to-maturity at June 30, 2001, all were fixed-rate securities. At June 30, 2001, $7.9 million of the mortgage-backed and related securities portfolio consisted of private-issue mortgage-backed and related securities, each issue of which carried a minimum investment rating of AA at the time of purchase and at June 30, 2001.

     Loans receivable decreased to $352.7 million at June 30, 2001 compared to $392.3 million at June 30, 2000. The decrease at June 30, 2001 compared to the prior fiscal year end is primarily the result of the lower interest rate environment that increased the level of loans refinanced. Total mortgage loans originated and purchased amounted to $132.8 million and $205.9 million for fiscal 2001 and 2000, respectively, while sales of fixed-rate mortgage loans totaled $73.6 million and $33.9 million for fiscal 2001 and 2000, respectively. The increase in fixed-rate mortgage loan sales is primarily attributable to the decreased interest rate environment during fiscal 2001 that increased the level of loans refinanced. During fiscal 2001, the Company originated and purchased loans totaling $147.8 million and $28.0 million, respectively. Of the $28.0 million in purchased loans, the Company purchased $27.7 million outside of its primary lending area, whereby management of the Company has applied underwriting guidelines that are at least as strict as those applicable to the origination of similar loans within its primary lending area.

     Deposits decreased $25.5 million to $319.8 million at June 30, 2001 from $345.3 million at June 30, 2000. The decrease in deposits was primarily due to a decrease in the use of wholesale brokered and non-brokered deposits during fiscal 2001. Brokered deposits totaled $166.9 million at June 30, 2001, representing 52.2% of total deposits as compared to $216.2 million, or 62.6% of total deposits, at June 30, 2000. The significant decrease in brokered deposits is due to the increase in local market deposits and the increased use of borrowings as a funding source. The average maturity of brokered deposits was fifteen and four months at June 30, 2001 and June 30, 2000, respectively. Non-brokered wholesale deposits totaled $5.8 million at June 30, 2001, representing 1.8% of total deposits, as compared to $14.2 million, or 4.1% of total deposits, at June 30, 2000. Deposits are the Company's primary source of externally generated funds. The level of deposits is heavily influenced by such factors as the general level of short- and long-term interest rates as well as alternative yields that investors may obtain on competing investment securities such as money market mutual funds.

     FHLB-Chicago advances and other borrowings increased to $141.1 million at June 30, 2001 compared to $132.0 million at June 30, 2000. At June 30, 2001, FHLB advances were $129.5 million, or 27.5% of total liabilities, compared to $112.5 million, or 23.1% of total liabilities at June 30, 2000. Borrowings under reverse repurchase agreements decreased to $9.2 million at June 30, 2001 from $18.5 million at June 30, 2000. The Company has increasingly used FHLB-Chicago advances and securities sold under agreements to repurchase as a funding source due to attractive rates offered on advances in relation to deposit funds obtainable in the Company's local market. The Company uses borrowings from the FHLB-Chicago and securities sold under agreements to repurchase to manage the total asset/liability portfolio of the Company. For a further discussion of FHLB borrowings and securities sold under agreements to repurchase, see Note 8 to Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of funds are retail and wholesale brokered deposits, proceeds from principal and interest payments on loans, principal and interest payments on mortgage-backed and related securities and FHLB-Chicago advances. Alternative funding sources are evaluated and utilized based upon factors such as interest rates, availability, maturity, administrative costs and retention capability. Although maturity and scheduled amortization of loans are predictable sources of funds, deposit flows, mortgage prepayments and prepayments on mortgage-backed and related securities are influenced significantly by general interest rates, economic conditions and competition. During fiscal 2000 mortgage loans and mortgage securities prepayments decreased as interest rates increased as compared to fiscal 1999 and 1998 when mortgage loans and mortgage securities prepayments increased as interest rates declined. During fiscal 2001 mortgage loans and mortgage securities prepayments increased as interest rates declined significantly in the second half of the fiscal year.

     The primary investing activity of the Company is the origination and purchase of loans and the purchase of mortgage-backed and related securities. For fiscal 2001, the Company originated and purchased loans totaling $147.8 million and $28.0 million, respectively, as compared to fiscal 2000 when originated and purchased loans totaled $140.4 million and $118.9 million, respectively. The Company purchased mortgage-backed and related securities in the amount of $8.1 million in fiscal 2000. The Company did not purchase mortgage-backed and related securities during fiscal 2001. The Company also purchased investment securities in the amount of $2.1 million during fiscal 2001. The Company did not purchase investment securities during fiscal 2000. For fiscal 2001 and 2000, these activities were funded primarily by principal repayments on loans of $151.5 million and $110.3 million, respectively; principal repayments on mortgage-backed and related securities of $16.9 million and $32.0 million, respectively; proceeds from the sale of mortgage loans of $73.6 million and $33.9 million, respectively; proceeds from the maturity of investment securities of $1.6 million and $0, respectively; proceeds from notes payable to the FHLB-Chicago of $47.0 million and $104.0 million, respectively; and a net increase in deposits of $56.6 million in fiscal 2000. Purchases of securities available-for-sale totaled $46.4 million and sales were $3.5 million for fiscal 2001, compared to purchases of $34.7 million and sales of $45.2 million for fiscal 2000.

     During fiscal 2001, the Company has found wholesale brokered and non-brokered deposits to be an efficient source and a cost-effective method, relative to local retail market deposits, of meeting the Bank's funding needs. In fiscal 2001, pricing of wholesale brokered deposits ranged from 50 to 75 basis points above comparable term U.S. Treasury securities. At June 30, 2001, the average rate of the wholesale brokered deposits and retail certificates of deposit accepted by the Company was 5.44%. Management believes that the strategy of leveraging the capital acquired in the Conversion to achieve the targeted asset size established by the Board of Directors within a three-to-five year period following the Conversion, could not have been achieved solely through the use of retail deposits from the local market. Management also believes that the costs, overhead and interest expense of achieving comparable retail deposit growth would have exceeded the costs related to the use of wholesale brokered deposits as a funding source. However, management recognizes that the likelihood for retention of brokered certificates of deposit is more a function of the rate paid on such accounts as compared to retail deposits that may be established due to Bank location or other intangible reasons. During fiscal 2000, the Company maintained a total of $20.0 million in federal fund lines with two large correspondent banks. These lines are to be used as backup credit facilities for contingency purposes to replace funds from wholesale brokered deposits should retention of those deposits diminish due to extraordinary events in the financial markets. The Company's overall cost of funds has increased in recent years due primarily to a much greater percentage of the deposits being in certificates, both wholesale brokered and retail, as opposed to passbooks, money market accounts and checking accounts. Management believes that a significant portion of its retail deposits will remain with the Company and, in the case of wholesale brokered deposits, may be replaced with similar type accounts even should the level of interest rates change. However, in the event of a significant increase in market interest rates, the cost of obtaining replacement brokered deposits would increase as well.

     The Bank's Board of Directors has set a maximum limitation of total borrowings equal to 32% of total assets. This internal limit is 3% below the allowable borrowing limit (for all borrowings including FHLB advances and reverse repurchase agreements) of 35% of total assets established by the FHLB-Chicago. At June 30, 2001, FHLB advances and borrowings under reverse repurchase agreements totaled $141.1 million, or 25.4% of the Bank's total assets. At June 30, 2000, the Bank had unused borrowing authority under the borrowing limitations established by the Board of Directors of $34.2 million and $49.8 million under the

FHLB total asset limitation. The Bank intends to fund asset growth in fiscal 2001 through modest increases in FHLB advances, and to maintain the 3% excess borrowing capacity with the FHLB as a contingent source of funds to meet liquidity needs as deemed necessary by the Board of Directors of the Bank.*

     During fiscal 2001, management extended the maturities of both its wholesale brokered certificates of deposits and the FHLB borrowings to decrease the Company's negative interest rate gap. As of June 30, 2001, the average maturity of the wholesale brokered certificates of deposit was fifteen months compared to four months in fiscal 2000 and compared to a nine-month maturity for retail certificates of deposits as of June 30, 2001.

     The Company is required to maintain minimum levels of liquid assets under the regulations of the Department of Financial Institutions, Division of Savings and Loan for state-chartered savings banks. Savings banks are required to maintain an average daily balance of liquid assets (including cash, certain time deposits, certain bankers acceptances, certain corporate debt securities, securities of certain mutual funds and specified United States government, state or federal agency obligations) of not less than 8.0% since April 1, 1996 and 5.0% prior to that date. The Company's liquidity ratios were 15.52% and 10.29% at June 30, 2001 and 2000, respectively. The Company adjusts its liquidity levels to meet various funding needs and to meet its asset and liability management objectives.

     The Company's most liquid assets are cash and cash equivalents, which include investments in highly liquid, short-term investments. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. Cash and cash equivalents were $22.9 million and $16.6 million at June 30, 2001 and 2000, respectively. The increase in cash and cash equivalents in fiscal 2001 resulted primarily from an decrease in loans.

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

     At June 30, 2001, the Company had outstanding loan commitments of $2.4 million. The Company had no commitments to purchase securities and mortgage-backed and related securities at June 30, 2001. The Company anticipates it will have sufficient funds available to meet its current loan commitments, including loan applications received and in process to the issuance of firm commitments. Certificates of deposit scheduled to mature in one year or less at June 30, 2001 totaled $163.1 million.

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

     Generally, the Company utilizes the following strategies to manage its interest rate risk: (i) the Company maintains a relatively high level of liquid assets, such as investment securities and mortgage-backed and related securities available-for-sale; (ii) the Company seeks to primarily originate and retain mortgage loans and mortgage-backed and related securities with short-to medium-term periods to re-pricing; (iii) the Company attempts to extend the maturities of retail deposits when deemed cost effective through the pricing and promotion of certificates of deposit with longer terms, and periodically utilizes deposit marketing programs offering maturity and repricing terms structured to complement the repricing and maturity characteristics of the existing asset/liability mix; (iv) the Company also attempts to extend the maturities of wholesale brokered deposits when deemed cost effective; (v) the Bank utilizes longer-term borrowings from the FHLB-Chicago and reverse repurchase agreements to manage its assets and liabilities and enhance earnings. At June 30, 2001, 2000 and 1999, total borrowings (FHLB-Chicago advances, borrowings under reverse repurchase agreements and the open line of credit with Wells Fargo Bank) were $141.1 million or 27.8% of total assets, $132.0 million or 25.4% of total assets, and $129.5 million or 27.6% of total assets, respectively; and (vi) the Company also periodically reviews the pricing of hedging strategies such as options and interest rate swaps as a way to manage it's interest rate risk exposure.

     Prior to fiscal year 2001 the Company maintained a approximate maturity on wholesale brokered and non-brokered certificates of deposits of 90 days. During fiscal 2001 the maturities of wholesale certificates of deposit were extended so that at June 30, 2001 the average maturity was fifteen months. During the fiscal year ended June 30, 2001, management maintained the maturity level fixed-rate term advances from the FHLB-Chicago to between one to five years. Liquidity is another factor in asset/liability management. As of June 30, 2001, the Company had $22.9 million in cash or demand deposits and $93.0 million in its available-for-sale portfolio, of which $14.8 million is due or will be repriced within one year. The amount of the held-to-maturity portfolio as of June 30, 2001 was $11.1 million, all of which will be due or repriced after one year.

     During fiscal 2001, the Company decreased its interest rate risk by extending the maturity of wholesale certificates of deposit and FHLB advances. The decrease was due to the increase longer term liabilities combined with an interest rate environment during fiscal 2001 that led to an increase in the early repayment of fixed-rate and adjustable rate loans. The Company's ARM loans and ARM mortgage-backed and related securities typically have annual and lifetime interest rate caps which reduce their ability to protect the Company against a prolonged and significant increase in interest rates. Mortgage-backed and related securities are subject to reinvestment risk. For example, during periods of falling interest rates, mortgage-backed and related securities are more likely to prepay, and the Company may not be able to reinvest the proceeds from prepayments in securities or other assets with yields similar to those of the prepaying mortgage-backed and related securities.

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

     At June 30, 2001 and 2000, total interest-bearing liabilities repricing within one year exceeded total interest-bearing assets repricing in the same period by $79.7 million and $213.7 million, respectively, representing a negative cumulative one-year interest rate sensitivity gap equal to 15.7% and 41.1%, respectively, of total assets. The decrease in the Company's negative one-year gap reflects the increased use of longer-term maturity wholesale deposits and borrowings to fund fixed rate mortgage loans. During periods of rising interest rates, a positive interest rate sensitivity gap would tend to positively affect net interest income while a negative interest rate sensitivity gap would tend to adversely affect net interest income. In addition to the potentially adverse effect on net interest income resulting from increasing interest rates due to the Company's one-year gap position, the Company could experience a substantial decrease in prepayments of its fixed-rate mortgage loans with rising interest rates, which may result in a lower level of proceeds available for reinvestment.

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

     In fiscal 2002, the Company intends to continue the extension of its fixed-rate liabilities, including FHLB borrowings and certificates of deposit, to decrease its exposure to rising interest rates.* Management anticipates that the effect of funding the origination and purchase of an increasing portfolio of multi-family real estate, multi-family construction and commercial/nonresidential loans with such liabilities will be to lessen the Company's negative gap position.* Also, the origination and purchase of such assets normally carry more desirable interest rate repricing features as compared to the Company's experience with one-to-four family mortgage lending.

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

ASSET/LIABILITY MANAGEMENT SCHEDULE

     The following table sets forth at June 30, 2001 the amounts of interest-earning assets and interest-bearing liabilities maturing or repricing within the time periods indicated, based on the information and assumptions set forth in the notes thereto.

                                                             AMOUNT MATURING OR REPRICING
                                   ---------------------------------------------------------------------------------
                                                                                 MORE THAN            MORE THAN
                                         WITHIN              FOUR TO            ONE YEAR TO         THREE YEARS TO
                                      THREE MONTHS        TWELVE MONTHS         THREE YEARS           FIVE YEARS
                                   ------------------   ------------------   ------------------   ------------------
                                              AVERAGE              AVERAGE              AVERAGE              AVERAGE
                                    AMOUNT     RATE      AMOUNT     RATE      AMOUNT     RATE      AMOUNT     RATE
                                    ------    -------    ------    -------    ------    -------    ------    -------
                                                                (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS(1):
Mortgage loans(2):
 Fixed rate......................  $ 14,424     7.77%   $ 42,184     7.78%   $100,089     7.88%   $ 45,705    7.96%
 Adjustable rate.................    31,155     7.80      31,439     7.83      25,688     7.98       3,652    8.04
Consumer loans(2)................       145    10.55       2,181    13.63         300    10.86          --
Commercial loans(2)..............    10,542     8.41       7,966     9.83       4,859     9.36          --
Mortgage-backed and related
 securities:
 Fixed rate and securities
   available-for-sale............     4,798     6.60      11,742     6.60      18,293     6.59       8,322    6.58
 Adjustable rate.................     8,681     7.27       5,135     7.19          --                   --
Investment securities and
 securities available-for-sale...    28,121     4.76         717     6.00       4,983     4.75       6,674    5.80
                                   --------             --------             --------             --------
     Total interest-earning
       assets....................  $ 97,866     6.89    $101,364     7.90    $154,212     7.69    $ 64,353    7.56
                                   ========             ========             ========             ========
INTEREST-BEARING LIABILITIES:
Deposits(3):
 NOW accounts....................  $    290     0.89    $    871     0.89    $  1,382     0.89    $    677    0.89
 Money market deposit accounts...     6,168     3.71      18,505     3.71      13,817     3.71       2,211    3.71
 Passbook savings accounts.......     1,103     2.88       3,308     2.88       5,248     2.88       2,572    2.88
 Certificates of deposit.........    91,843     5.55      71,268     5.25      51,642     5.44      26,967    5.75
 Escrow deposits.................        --                3,938     2.50          --                   --
Borrowings(4)
 FHLB advances and other
   borrowings....................    71,590     6.01      10,000     5.39      13,018     5.83      40,000    6.40
                                   --------             --------             --------             --------
     Total interest-bearing
       liabilities...............  $170,994     5.62    $107,890     4.79    $ 85,107     4.99    $ 72,427    5.90
                                   ========             ========             ========             ========
Excess (deficiency) of
 interest-earning assets over
 interest-bearing liabilities....  $(73,128)            $ (6,526)            $ 69,105             $ (8,074)
                                   ========             ========             ========             ========
Cumulative excess (deficiency) of
 interest-earning assets over
 interest-bearing liabilities....  $(73,128)            $(79,654)            $(10,549)            $(18,623)
                                   ========             ========             ========             ========
Cumulative excess (deficiency) of
 interest-earning assets over
 interest-bearing liabilities as
 a percent of total assets.......     (14.4)%              (15.7)%               (2.1)%               (3.7)%
                                   ========             ========             ========             ========

                                        AMOUNT MATURING OR REPRICING
                                   --------------------------------------

                                    OVER FIVE YEARS          TOTAL
                                   -----------------   ------------------
                                             AVERAGE              AVERAGE
                                   AMOUNT     RATE      AMOUNT     RATE
                                   ------    -------    ------    -------
                                           (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS(1):
Mortgage loans(2):
 Fixed rate......................  $29,462    7.75%    $231,864     7.85%
 Adjustable rate.................      953    7.69       92,887     7.87
Consumer loans(2)................       --                2,626    13.14
Commercial loans(2)..............       --               23,367     9.09
Mortgage-backed and related
 securities:
 Fixed rate and securities
   available-for-sale............    4,620    6.52       47,775     6.59
 Adjustable rate.................       --               13,816     7.24
Investment securities and
 securities available-for-sale...   29,837    7.34       70,332     5.97
                                   -------             --------
     Total interest-earning
       assets....................  $64,872    7.47     $482,667     7.53
                                   =======             ========
INTEREST-BEARING LIABILITIES:
Deposits(3):
 NOW accounts....................  $   652    0.89     $  3,872     0.89
 Money market deposit accounts...      421    3.71       41,122     3.71
 Passbook savings accounts.......    2,470    2.88       14,701     2.88
 Certificates of deposit.........       --              241,720     5.44
 Escrow deposits.................       --                3,938     2.50
Borrowings(4)
 FHLB advances and other
   borrowings....................    6,500    6.52      141,108     6.08
                                   -------             --------
     Total interest-bearing
       liabilities...............  $10,043    5.14     $446,461     5.33
                                   =======             ========
Excess (deficiency) of
 interest-earning assets over
 interest-bearing liabilities....  $54,829             $ 36,206
                                   =======             ========
Cumulative excess (deficiency) of
 interest-earning assets over
 interest-bearing liabilities....  $36,206             $ 36,206
                                   =======             ========
Cumulative excess (deficiency) of
 interest-earning assets over
 interest-bearing liabilities as
 a percent of total assets.......     7.1%                  7.1%
                                   =======             ========

-------------------------
(1) Adjustable- and floating-rate assets are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due, and fixed-rate assets are included in the periods in which they are scheduled to be repaid based on scheduled amortization, in each case adjusted to take into account estimated prepayments utilizing the Company's historical prepayment statistics modified for forecasted statistics using annual prepayment rates ranging from 8% to 20%, based on the loan type.

(2) Balances have been reduced for undisbursed loan proceeds, unearned credit insurance premiums, deferred loan fees, purchased loan discounts and the allowance for loan losses, which aggregated $11.9 million at June 30, 2001.

(3) Although the Company's negotiable order of withdrawal ("NOW") accounts, passbook savings accounts and money market deposit accounts generally are subject to immediate withdrawal, management considers a certain historical amount of such accounts to be core deposits having significantly longer effective maturities and times to repricing based on the Company's historical retention of such deposits in changing interest rate environments. NOW accounts, passbook savings accounts and money market deposit accounts are assumed to be withdrawn at annual rates of 30%, 30% and 60%, respectively, of the declining balance of such accounts during the period shown. The withdrawal rates used are higher than the Company's historical rates but are considered by management to be more indicative of expected withdrawal rates currently. If all of the Company's NOW accounts, passbook savings accounts and money market deposit accounts had been assumed to be subject to repricing within one year, the one-year cumulative deficiency of interest-earning assets over interest-bearing liabilities would have been $109.1 million or 21.5% of total assets.

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

     Additional information required herein pursuant to Item 305 of Regulation S-K is incorporated by reference in sections entitled "Liquidity and Capital Resources" from pages 61 to 63 and "Asset/Liability Management" from pages 64 to 66 hereof.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Ledger Capital Corp.:

     We have audited the accompanying consolidated statements of financial condition of Ledger Capital Corp. and subsidiary (the "Company") as of June 30, 2001 and 2000, and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended June 30, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ledger Capital Corp. and subsidiary as of June 30, 2001 and 2000 and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States of America.

                                          KPMG LLP

Milwaukee, Wisconsin
August 3, 2001

                      LEDGER CAPITAL CORP. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                     (IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                                                    AT JUNE 30,
                                                                --------------------
                                                                  2001        2000
                                                                  ----        ----
ASSETS
Cash and non-interest bearing deposits......................    $  3,411    $  2,782
Interest-bearing deposits...................................      19,515      13,777
                                                                --------    --------
Cash and cash equivalents...................................      22,926      16,559
Securities available-for-sale (at fair value):
  Investment securities.....................................      42,007      38,315
  Mortgage-backed and related securities....................      50,972      35,944
Securities held-to-maturity:
  Investment securities (fair value -- $455 at June 30,
     2001)..................................................         455          --
  Mortgage-backed and related securities (fair
     value -- $10,708 at June 30, 2001; $14,685 at June 30,
     2000)..................................................      10,619      15,017
Loans held for sale, at lower of cost or market.............       4,357       1,122
Loans receivable, net.......................................     352,672     392,306
Federal Home Loan Bank stock, at cost.......................       8,355       7,760
Foreclosed properties, net..................................       1,619       1,114
Office properties and equipment, net........................       5,920       5,461
Prepaid expenses and other assets...........................       7,018       6,373
                                                                --------    --------
       Total assets.........................................    $506,920    $519,971
                                                                ========    ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Deposits..................................................    $319,812    $345,318
  Federal Home Loan Bank and other borrowings...............     141,108     132,040
  Advance payments by borrowers for taxes and insurance.....       3,938       3,724
  Accrued interest on deposit accounts and borrowings.......       3,382       3,421
  Accrued expenses and other liabilities....................       2,472       1,872
                                                                --------    --------
       Total liabilities....................................    $470,712    $486,375
Shareholders' Equity:
  Preferred stock, $1.00 par value; 2,000,000 shares
     authorized; none outstanding...........................          --          --
  Common stock, $1.00 par value; 6,000,000 shares
     authorized; 3,162,500 shares issued; 2,437,141 and
     2,563,241 shares outstanding at June 30, 2001 and 2000,
     respectively...........................................       3,162       3,162
  Additional paid-in capital................................      10,227      10,075
  Unearned ESOP compensation................................        (217)       (311)
  Unearned restricted stock award...........................         (74)        (74)
  Retained earnings, substantially restricted...............      30,410      28,627
  Accumulated other comprehensive loss, net of tax..........         (75)     (2,059)
  Treasury stock, at cost: 725,359 shares at June 30, 2001
     and 599,259 shares at June 30, 2000....................      (7,225)     (5,824)
                                                                --------    --------
       Total shareholders' equity...........................    $ 36,208    $ 33,596
                                                                --------    --------
       Total liabilities and shareholders' equity...........    $506,920    $519,971
                                                                ========    ========

          See accompanying Notes to Consolidated Financial Statements

                      LEDGER CAPITAL CORP. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME
                   (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                                                     FOR THE YEARS ENDED
                                                                          JUNE 30,
                                                                -----------------------------
                                                                 2001       2000       1999
                                                                 ----       ----       ----
INTEREST INCOME:
  Loans receivable..........................................    $31,603    $29,356    $23,547
  Securities................................................      3,520      3,766      2,095
  Mortgage-backed and related securities....................      3,446      5,416      7,813
  Interest-bearing deposits.................................        691        444        843
                                                                -------    -------    -------
       Total interest income................................     39,260     38,982     34,298
INTEREST EXPENSE:
  Deposits..................................................     18,969     16,984     15,163
  Federal Home Loan Bank and other borrowings...............      8,626      8,968      7,576
  Advance payments by borrowers for taxes and insurance.....         79         71         75
                                                                -------    -------    -------
       Total interest expense...............................     27,674     26,023     22,814
                                                                -------    -------    -------
Net interest income.........................................     11,586     12,959     11,484
Provision for losses on loans...............................        430        871        480
                                                                -------    -------    -------
Net interest income after provision for losses on loans.....     11,156     12,088     11,004
NON-INTEREST INCOME:
  Service charges on loans..................................        306        300        334
  Service charges on deposit accounts.......................        423        457        451
  Insurance commissions.....................................         95        125         90
  Loan servicing fees, net..................................         76         50         21
  Gain on sale of loans.....................................        988          9        892
  Gain on sale of securities and mortgage-backed and related
     securities, net........................................         49         48         68
  Other income..............................................        173        242        226
                                                                -------    -------    -------
       Total non-interest income............................      2,110      1,231      2,082
NON-INTEREST EXPENSE:
  Compensation and benefits.................................      5,971      5,007      5,021
  Occupancy and equipment...................................      1,311      1,096      1,174
  Data Processing...........................................        349        377        431
  Marketing.................................................        479        366        352
  Deposit insurance premiums................................         67        122        173
  Other non-interest expense................................      1,606      1,569      1,300
                                                                -------    -------    -------
       Total non-interest expense...........................      9,783      8,537      8,451
                                                                -------    -------    -------
Income before income taxes..................................      3,483      4,782      4,635
Income taxes................................................      1,209      1,537      1,505
                                                                -------    -------    -------
  Net income................................................    $ 2,274    $ 3,245    $ 3,130
                                                                =======    =======    =======
Earnings per share:
  Basic.....................................................    $  0.95    $  1.27    $  1.13
                                                                =======    =======    =======
  Diluted...................................................    $  0.92    $  1.23    $  1.10
                                                                =======    =======    =======
Dividends per share.........................................    $  0.20    $  0.15    $  0.00
                                                                =======    =======    =======

           See accompanying Notes to Consolidated Financial Statement

                      LEDGER CAPITAL CORP. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    (IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)

                                                                                                                    ACCUMULATED
                                                   ADDITIONAL     UNEARNED      UNEARNED                               OTHER
                                          COMMON    PAID-IN         ESOP       RESTRICTED   RETAINED   TREASURY    COMPREHENSIVE
                                          STOCK     CAPITAL     COMPENSATION     STOCK      EARNINGS    STOCK     LOSS, NET OF TAX
                                          ------   ----------   ------------   ----------   --------   --------   ----------------
Balance at June 30, 1998................  $3,162    $ 9,512         $(532)        $(124)    $22,847    $(1,386)       $   (27)

Net income..............................     --          --            --            --       3,130         --             --
Other comprehensive income
  Unrealized holding loss arising during
    period..............................     --          --            --            --          --         --         (1,720)
  Re-classification adjustment for gains
    realized in income..................     --          --            --            --          --         --            (68)
  Income tax effect.....................     --          --            --            --          --         --            726
Comprehensive Income....................     --          --            --            --          --         --             --
Amortization of unearned ESOP and
  restricted stock award compensation...     --         248           127            46          --         --             --
Purchase of 146,900 shares for treasury
  stock.................................     --          --            --            --          --     (1,784)            --
Exercise of stock options (53,233 shares
  issued in connection with 61,294
  options exercised)....................     --         177            --            --        (212)       373             --
                                          ------    -------         -----         -----     -------    -------        -------
Balance at June 30, 1999................  $3,162    $ 9,937         $(405)        $ (78)    $25,765    $(2,796)       $(1,089)

Net income..............................     --          --            --            --       3,245         --             --
Other comprehensive income
  Unrealized holding loss arising during
    period..............................     --          --            --            --          --         --         (1,534)
  Re-classification adjustment for gains
    realized in income..................     --          --            --            --          --         --            (48)
  Income tax effect.....................     --          --            --            --          --         --            612
Comprehensive Income....................     --          --            --            --          --         --             --
Cash dividends paid $(.15 per share)....     --          --            --            --        (383)        --             --
Amortization of unearned ESOP and
  restricted stock award compensation...     --         138            94             4          --         --             --
Purchase of 276,700 shares of treasury
  stock.................................     --          --            --            --          --     (3,028)            --
                                          ------    -------         -----         -----     -------    -------        -------
Balance at June 30, 2000................  $3,162    $10,075         $(311)        $ (74)    $28,627    $(5,824)       $(2,059)

Net income..............................     --          --            --            --       2,274         --             --
Other comprehensive income
  Unrealized holding gain arising during
    period..............................     --          --            --            --          --         --          3,333
  Reclassification adjustment for gains
    realized in income..................     --          --            --            --          --         --            (49)
  Income tax effect.....................     --          --            --            --          --         --         (1,300)
Comprehensive Income....................     --          --            --            --          --         --             --
Cash dividends paid $(.20 per share)....     --          --            --            --        (479)        --             --
Amortization of unearned ESOP
  compensation..........................     --         147            94            --          --         --             --
Purchase of 128,100 shares for treasury
  stock.................................     --          --            --            --          --     (1,421)            --
Exercise of stock options (2,000
  shares)...............................     --           5            --            --         (12)        20             --
                                          ------    -------         -----         -----     -------    -------        -------
Balance at June 30, 2001................  $3,162    $10,227         $(217)        $ (74)    $30,410    $(7,225)       $   (75)
                                          ======    =======         =====         =====     =======    =======        =======


                                              TOTAL
                                          SHAREHOLDERS'
                                             EQUITY
                                          -------------
Balance at June 30, 1998................     $33,453
Net income..............................       3,130
Other comprehensive income
  Unrealized holding loss arising during
    period..............................      (1,720)
  Re-classification adjustment for gains
    realized in income..................         (68)
  Income tax effect.....................         726
                                             -------
Comprehensive Income....................       2,068
Amortization of unearned ESOP and
  restricted stock award compensation...         421
Purchase of 146,900 shares for treasury
  stock.................................      (1,784)
Exercise of stock options (53,233 shares
  issued in connection with 61,294
  options exercised)....................         338
                                             -------
Balance at June 30, 1999................     $34,496
Net income..............................       3,245
Other comprehensive income
  Unrealized holding loss arising during
    period..............................      (1,534)
  Re-classification adjustment for gains
    realized in income..................         (48)
  Income tax effect.....................         612
                                             -------
Comprehensive Income....................       2,275
Cash dividends paid $(.15 per share)....        (383)
Amortization of unearned ESOP and
  restricted stock award compensation...         236
Purchase of 276,700 shares of treasury
  stock.................................      (3,028)
                                             -------
Balance at June 30, 2000................     $33,596
Net income..............................       2,274
Other comprehensive income
  Unrealized holding gain arising during
    period..............................       3,333
  Reclassification adjustment for gains
    realized in income..................         (49)
  Income tax effect.....................      (1,300)
                                             -------
Comprehensive Income....................       1,984
Cash dividends paid $(.20 per share)....        (479)
Amortization of unearned ESOP
  compensation..........................         241
Purchase of 128,100 shares for treasury
  stock.................................      (1,421)
Exercise of stock options (2,000
  shares)...............................          13
                                             -------
Balance at June 30, 2001................     $36,208
                                             =======

          See accompanying Notes to Consolidated Financial Statements

                      LEDGER CAPITAL CORP. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                FOR THE YEARS ENDED JUNE 30,
                                                              --------------------------------
                                                                2001       2000        1999
                                                                ----       ----        ----
OPERATING ACTIVITIES
Net income..................................................  $  2,274   $   3,245   $   3,130
Adjustments to reconcile net income to cash provided by
  (used in) operating activities:
  Provision for losses on loans.............................       430         871         480
  Provision for depreciation and amortization...............       445         618         394
  Amortization of unearned ESOP and restricted stock
     awards.................................................       241         236         421
  Deferred income taxes.....................................      (142)       (399)       (246)
  Net gain on sales of investments and mortgage-backed and
     related securities.....................................       (49)        (48)        (68)
  Proceeds from sale of trading securities..................        --      25,499          --
  Net gain on sale of loans.................................      (988)         (9)       (892)
  Loans originated for sale.................................   (75,861)    (34,008)    (54,499)
  Sales of loans originated for sale........................    73,614      33,112      50,118
  (Increase) decrease in prepaid expenses and other
     assets.................................................    (1,804)        136      (1,964)
  Increase (decrease) in other liabilities..................       561      (8,412)         74
  Other adjustments.........................................        64          --       1,637
                                                              --------   ---------   ---------
Net cash provided by (used in) operating activities.........    (1,215)     20,841      (1,415)
                                                              --------   ---------   ---------
INVESTING ACTIVITIES
Proceeds from the sale of securities available-for-sale.....     3,503      45,209      10,641
Proceeds from the maturities of securities
  available-for-sale........................................    14,970       4,160       8,365
Purchases of securities available-for-sale..................   (46,369)    (34,737)   (125,264)
Purchases of securities held-to-maturity....................    (2,104)         --        (184)
Proceeds from maturities of securities held-to-maturity.....     1,649          --         572
Purchases of mortgage-backed and related securities.........        --      (8,096)    (12,314)
Principal collected on mortgage-backed and related
  securities................................................    16,870      32,031      93,379
Net change in loans receivable..............................    38,571    (107,310)       (440)
Proceeds from sales of foreclosed properties................        71         980          11
Purchase of Federal Home Loan Bank stock....................      (595)     (1,233)       (595)
Purchases of office properties and equipment, net...........      (873)        (98)       (512)
                                                              --------   ---------   ---------
Net cash provided by (used in) investing activities.........    25,693     (69,094)    (26,341)
                                                              --------   ---------   ---------
FINANCING ACTIVITIES
Net increase (decrease) in deposits.........................   (25,506)     56,604      17,095
Proceeds from long-term notes payable to Federal Home Loan
  Bank......................................................    55,000      95,000      25,000
Net increase (decrease) in short-term notes payable and
  other borrowings..........................................    (7,920)      9,035      10,475
Repayment of long-term notes payable to Federal Home Loan
  Bank......................................................   (38,012)   (101,514)    (23,015)
Net increase in advance payments by borrowers for taxes and
  insurance.................................................       214         499          62
Purchase of treasury stock..................................    (1,421)     (3,028)     (1,784)
Cash dividends..............................................      (479)       (383)         --
Stock option transactions...................................        13          --         338
                                                              --------   ---------   ---------
Net cash provided by (used in) financing activities.........   (18,111)     56,213      28,171
                                                              --------   ---------   ---------
  Net increase in cash and cash equivalents.................     6,367       7,960         415
  Cash and cash equivalents at beginning of year............    16,559       8,599       8,184
                                                              --------   ---------   ---------
  Cash and cash equivalents at end of year..................  $ 22,926   $  16,559   $   8,599
                                                              ========   =========   =========

          See accompanying Notes to Consolidated Financial Statements

                      LEDGER CAPITAL CORP. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                     FOR THE YEARS ENDED
                                                                          JUNE 30,
                                                                -----------------------------
                                                                 2001       2000       1999
                                                                 ----       ----       ----
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid (including amounts credited to deposit
  accounts).................................................    $27,634    $24,629    $22,265
Income taxes paid...........................................    $ 1,421    $ 1,505    $ 1,724
Non-cash transactions:
  Loans transferred to foreclosed properties................    $   628    $ 1,473    $   682
  Loans-held-for-sale transferred to loan portfolio.........    $    --    $12,355    $    --
  Securities and mortgage-backed securities reclassified to
     trading and securities available-for-sale..............    $    --    $37,879    $    --

          See accompanying Notes to Consolidated Financial Statements

                      LEDGER CAPITAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

     Ledger Capital Corp. (the "Company"), a Wisconsin corporation, is the holding company for Ledger Bank, SSB (the "Bank"), a Wisconsin state-chartered savings bank. The Company provides a wide range of financial services including real-estate mortgage, commercial and consumer loans and transaction and time deposit accounts and the sale of certain non-deposit financial products to individual and corporate customers through the Bank with four locations in the counties of Milwaukee and Waukesha, Wisconsin. The Bank is subject to competition from other financial institutions and other financial service providers. The Bank is subject to the regulations of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

BASIS OF FINANCIAL STATEMENT PRESENTATION

     The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and include the accounts of the Company and its wholly owned subsidiary, Ledger Bank, and its subsidiaries, for the periods presented. Significant intercompany accounts and transactions have been eliminated. In preparing financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for losses on loans and the valuation of real estate acquired in connection with foreclosure or in satisfaction of loans. In connection with the determination of the allowance for loan losses and foreclosed assets, management obtains independent appraisals for significant properties.

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

LOANS HELD FOR SALE

     Loans held for sale are recorded at the lower of aggregate cost or market value and generally consist of certain fixed-rate first mortgage loans which are expected to be sold in the foreseeable future. Fees received

                      LEDGER CAPITAL CORP. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

LOANS HELD FOR SALE -- (CONTINUED)

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

LOANS RECEIVABLE AND INTEREST ON LOANS AND LOAN FEES

     Loans receivable which are originated or purchased with the intent and ability to hold to maturity or for the foreseeable future are carried at their unpaid principal balances. Interest on loans is recorded as income in the periods earned. An allowance for interest is established for uncollected interest on loans when in the judgement of management it is not likely such interest will be collected, generally when any payments are 91 days or more past due and on loans which are impaired. Impaired loans are defined as all non-accrual loans except for one-to-four family residential real estate loans and consumer loans. Loan origination and commitment fees and certain direct loan origination costs are deferred and the net amounts are amortized as an adjustment to the related loan's yield. The Bank is amortizing these amounts using a level-yield method over the contractual life of the related loans.

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

     Mortgage servicing rights associated with loans originated and sold, where servicing is retained, are capitalized and included in other assets in the balance sheet. The value of these capitalized servicing rights is amortized in relation to the servicing revenue expected to be earned. Impairment of mortgage servicing rights is assessed based on the fair value of those rights. The Company periodically evaluates the carrying value and remaining amortization periods for impairment. For purposes of measuring impairment, the rights are stratified into certain risk characteristics of the underlying loans. The amortization of servicing rights is netted against loan servicing fees.

ALLOWANCE FOR LOAN LOSSES

     The allowance for loan losses is established through a provision charged to expense and is maintained at a level believed adequate by management to absorb probable losses in the loan portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio and, among other things, general economic conditions, the borrowers' ability to repay, estimated collateral values, prior loss experience, and growth and composition of the portfolio; however, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies periodically review the allowance for loan losses. These agencies may require the Bank to make additions to the allowance for loan losses based on information available to them at the time of their examination.

FEDERAL HOME LOAN BANK STOCK

     Federal Home Loan Bank stock is held as required by current regulation and is carried at cost which is the amount at which it can be redeemed and which approximates fair value since the market for this stock is limited. Dividends are received from the Federal Home Loan Bank stock and are included in interest income on securities.

                      LEDGER CAPITAL CORP. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

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

MARKETING COSTS

     Marketing costs are expensed in the period in which they are incurred.

INCOME TAXES

     The Company accounts for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on the temporary difference between financial reporting and the tax basis of assets and liabilities and are measured using the enacted tax rates and laws in effect. Deferred tax assets are reduced by a valuation allowance when in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

REPORTING COMPREHENSIVE INCOME

     All items that are required to be recognized under accounting standards as components of comprehensive income are to be reported in a financial statement that is displayed with the same prominence as other financial statements. Items of other comprehensive income are classified by their nature in a financial statement and are displayed in the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of the balance sheet. The Company's other comprehensive income comprises unrealized gains and losses on available for sale securities and the related deferred tax impact.

                      LEDGER CAPITAL CORP. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

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

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     On January 1, 2000, the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities("Statement 133"). Statement 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the statement of financial position at fair value. The accounting for changes in the fair value (i.e. gains or losses) of a derivative instrument depends on whether it has been designed and qualifies as part of a hedging relationship and, if so, on the reason for holding it. If certain conditions are met, entities may elect to designate a derivative instrument as a hedge of exposures to changes in fair values, cash flows, or foreign currencies. If the hedged exposure is a fair value exposure, the gain or loss on the derivative instrument is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged.

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

     At June 30, 2001, the interest rate caps are the only derivative instruments used by the Company to manage interest rate risk. The Company's derivative activities are monitored by its Asset Liability Committee as part of that Committee's oversight of risk management and asset/liability functions.

                      LEDGER CAPITAL CORP. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES -- (CONTINUED)

     Certain commitments to originate mortgage loans and forward commitments to sell originated loans are also considered derivatives.

     On July 1, 2000, the Company adopted Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Hedging Activities. This Statement modifies certain provisions of Statement 133. Adoption had no effect on the Company's Statement of Financial Condition or its results of operations.

ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES

     In September 2000, the Financial Standards Accounting Board issued Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities ("Statement 140"). Statement 140 replaces, in its entirety, FASB 125. Statement 140 has changed many of the rules regarding securitizations, however it continues to require an entity to recognize the financial and servicing assets it controls and the liabilities it has incurred and to derecognize financial assets when control has been surrendered in accordance with the criteria provided in the Statement. As required the Company will apply the new rules prospectively to certain transactions occurring after March 31, 2001 and to transfers of financial assets subject to possible receivership under the FDIC occurring after December 31, 2001. Adoption of Statement 140 did not have a material effect on the Company's results of operations or financial position.

PENDING ACCOUNTING CHANGES

     On July 20, 2001, the Financial Accounting Standards Board issued Statements No. 141 Business Combinations ("Statement 141") and No. 142, Goodwill and Other Intangible Assets ("Statement 142"). Statement 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Poolings initiated prior June 30, 2001 are grandfathered. Statement 142 replaces the requirements to amortize intangible assets with indefinite lives and goodwill with a requirement for an impairment test. Statement 142 also requires an evaluation of intangible assets and their useful lives and a transitional impairment test for goodwill and certain intangible assets. After transition, the impairment tests are to be performed annually. A company must adopt Statement 142 at the beginning of the fiscal year. Adoption of Statements 141 and 142 is not expected to have an effect on the results of operations or financial position of the Company.

                      LEDGER CAPITAL CORP. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

EARNINGS PER SHARE

     Basic earnings per share is calculated by dividing net income for the years ended June 30, 2001, 2000 and 1999 by the weighted average number of shares of common stock reduced by ungranted restricted stock and uncommitted ESOP shares. Diluted earnings per share is calculated by dividing net income by the sum of the weighted average shares used in the basic earnings per share calculation plus the effect of dilutive stock options. The effect of dilutive stock options is calculated using the treasury stock method.

     The computation of net income per common share is as follows:

              FOR THE YEAR ENDED JUNE 30, 2001                    BASIC        DILUTED
              --------------------------------                    -----        -------
Weighted average common shares outstanding..................     2,477,535     2,477,535
Ungranted restricted stock..................................       (18,462)      (18,462)
Uncommitted ESOP shares.....................................       (63,250)      (63,250)
Common stock equivalents due to dilutive effect of stock
  options...................................................            --        75,482
                                                                ----------    ----------
     Total weighted average common shares and equivalents
      outstanding...........................................     2,395,823     2,471,305
                                                                ==========    ==========
Net income for period.......................................    $2,274,000    $2,274,000
Earnings per share..........................................    $     0.95    $     0.92
                                                                ==========    ==========

              FOR THE YEAR ENDED JUNE 30, 2000                    BASIC        DILUTED
              --------------------------------                    -----        -------
Weighted average common shares outstanding..................     2,670,519     2,670,519
Ungranted restricted stock..................................       (18,462)      (18,462)
Uncommitted ESOP shares.....................................       (90,658)      (90,658)
Common stock equivalents due to dilutive effect of stock
  options...................................................            --        73,872
                                                                ----------    ----------
     Total weighted average common shares and equivalents
      outstanding...........................................     2,561,399     2,635,271
                                                                ==========    ==========
Net income for period.......................................    $3,245,000    $3,245,000
Earnings per share..........................................    $     1.27    $     1.23
                                                                ==========    ==========

              FOR THE YEAR ENDED JUNE 30, 1999                    BASIC        DILUTED
              --------------------------------                    -----        -------
Weighted average common shares outstanding..................     2,898,004     2,898,004
Ungranted restricted stock..................................       (18,462)      (18,462)
Uncommitted ESOP shares.....................................      (113,850)     (113,850)
Common stock equivalents due to dilutive effect of stock
  options...................................................            --        85,942
                                                                ----------    ----------
     Total weighted average common shares and equivalents
      outstanding...........................................     2,765,692     2,851,634
                                                                ==========    ==========
Net income for period.......................................    $3,130,000    $3,130,000
Earnings per share..........................................    $     1.13    $     1.10
                                                                ==========    ==========

RECLASSIFICATIONS

     Certain amounts in the 2000 and 1999 financial statements have been reclassified to conform with the 2001 presentation.

                      LEDGER CAPITAL CORP. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

2. SECURITIES

     The following is a summary of available-for-sale securities and held-to-maturity securities.

                                                                        GROSS         GROSS       ESTIMATED
                                                         AMORTIZED    UNREALIZED    UNREALIZED      FAIR
                                                           COST         GAINS         LOSSES        VALUE
                                                         ---------    ----------    ----------    ---------
                                                                           (IN THOUSANDS)
At June 30, 2001:
  Available-For-Sale:
     U.S. Government and federal agency
       obligations...................................     $35,634        $ --         $  315       $35,319
     Adjustable-rate mortgage mutual funds...........       1,000          --             32           968
     Corporate trust preferred stock.................       5,460         137            177         5,420
     Municipal Bonds/other...........................         300          --             --           300
                                                          -------        ----         ------       -------
                                                          $42,394        $ --         $  387       $42,007
                                                          =======        ====         ======       =======
  Held-To-Maturity:
     Certificates of deposit.........................     $   455        $ --         $   --       $   455
                                                          -------        ----         ------       -------
                                                          $   455        $ --         $            $   455
                                                          =======        ====         ======       =======
At June 30, 2000:
  Available-For-Sale:
     U.S. Government and federal agency
       obligations...................................     $34,905        $ --         $2,147       $32,758
     Adjustable-rate mortgage mutual funds...........       1,000          --             42           958
     Corporate trust preferred stock.................       4,975          --            650         4,325
     Municipal Bonds.................................         275          --              1           274
                                                          -------        ----         ------       -------
                                                          $41,155        $ --         $2,840       $38,315
                                                          =======        ====         ======       =======

     The amortized cost and estimated fair value of securities at June 30, 2001 by contractual maturity, are shown below.

                                                         AVAILABLE-    AVAILABLE-    HELD-TO-      HELD-TO-
                                                          FOR-SALE      FOR-SALE     MATURITY      MATURITY
                                                         AMORTIZED     ESTIMATED     AMORTIZED    ESTIMATED
                                                            COST       FAIR VALUE      COST       FAIR VALUE
                                                         ----------    ----------    ---------    ----------
                                                                           (IN THOUSANDS)
Due in one year or less..............................     $    --       $    --        $200          $200
Due after one year through five years................      11,229        11,202          --            --
Due after five years through ten years...............       4,405         4,393         160           160
Due after ten years..................................      26,760        26,412          95            95
                                                          -------       -------        ----          ----
                                                          $42,394       $42,007        $455          $455
                                                          =======       =======        ====          ====

     Proceeds from the sale of securities available-for-sale were $3,503,000, $45,209,000 and $10,641,000 during the years ended June 30, 2001, 2000 and 1999, respectively. The gross realized losses on such sales totaled $0 in 2001, $51,000 in 2000, and $2,000 in 1999. The gross realized gains on such sales totaled $49,000 in 2001, $115,000 in 2000, and $70,000 in 1999. There were no sales of held-to-maturity securities during 2001, 2000 and 1999. Proceeds from the sale of trading securities were $25,499,000 during the year ended June 30, 2000. The gross realized losses on such sales totaled $297,000 in 2000. The gross realized gains on such sales totaled $281,000 in 2000. There were no sales of trading securities during 2001 and 1999. Securities pledged to secure FHLB borrowings and for other legal and contractual reasons totaled $19,635,000 at June 30, 2001.

                      LEDGER CAPITAL CORP. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

3. MORTGAGE-BACKED AND RELATED SECURITIES

     The following is a summary of available-for-sale and held-to-maturity mortgage-backed and related securities.

                                                                        GROSS         GROSS       ESTIMATED
                                                         AMORTIZED    UNREALIZED    UNREALIZED      FAIR
                                                           COST         GAINS         LOSSES        VALUE
                                                         ---------    ----------    ----------    ---------
                                                                           (IN THOUSANDS)
At June 30, 2001:
  Available-For-Sale:
     Mortgage-backed securities
       Adjustable-rate...............................     $ 3,951        $ 85          $  1        $ 4,035
       Fixed-rate....................................       4,009           4            29          3,984
     Collateralized mortgage obligations
       Adjustable-rate...............................       9,722          62             4          9,780
       Fixed-rate....................................      33,032         203            62         33,173
                                                          -------        ----          ----        -------
                                                          $50,714        $354          $ 96        $50,972
                                                          =======        ====          ====        =======
  Held-To-Maturity:
     Mortgage-backed securities
       Fixed-rate....................................     $   526        $  5          $ --        $   531
     Collateralized mortgage obligations:
       Fixed-rate....................................      10,093          87             3         10,177
                                                          -------        ----          ----        -------
                                                          $10,619        $ 92          $  3        $10,708
                                                          =======        ====          ====        =======
At June 30, 2000:
  Available-For-Sale:
     Mortgage-backed securities
       Adjustable-rate...............................     $ 4,655        $ 40          $ 31        $ 4,664
       Fixed-rate....................................       8,328           1           287          8,042
     Collateralized mortgage obligations
       Adjustable-rate...............................      16,675          13           188         16,500
       Fixed-rate....................................       6,860           8           130          6,738
                                                          -------        ----          ----        -------
                                                          $ 6,518        $ 62          $636        $35,944
                                                          =======        ====          ====        =======
  Held-To-Maturity:
     Mortgage-backed securities
       Fixed-rate....................................     $ 1,390        $  1          $ 28        $ 1,363
     Collateralized mortgage obligations
       Fixed-rate....................................      13,627          --           305         13,322
                                                          -------        ----          ----        -------
                                                          $15,017        $  1          $333        $14,685
                                                          =======        ====          ====        =======

                      LEDGER CAPITAL CORP. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

3. MORTGAGE-BACKED AND RELATED SECURITIES -- (CONTINUED)

     The following table is a summary of aggregate mortgage-backed and related securities by issuer.

                                                                        GROSS         GROSS       ESTIMATED
                                                         AMORTIZED    UNREALIZED    UNREALIZED      FAIR
                                                           COST         GAINS         LOSSES        VALUE
                                                         ---------    ----------    ----------    ---------
                                                                           (IN THOUSANDS)
At June 30, 2001:
  Federal Home Loan Mortgage Corporation (FHLMC).....     $ 7,218        $ 32          $ 32        $ 7,218
  Federal National Mortgage Association (FNMA).......       3,156          65            --          3,221
  Government National Mortgage Association (GNMA)....       7,771         114            19          7,866
  Private issuers....................................      43,188         235            48         43,375
                                                          -------        ----          ----        -------
                                                          $61,333        $446          $ 99        $61,680
                                                          =======        ====          ====        =======
At June 30, 2000:
  FHLMC..............................................     $ 8,976        $  5          $322        $ 8,659
  FNMA...............................................       6,770          31           104          6,697
  GNMA...............................................          78           2            --             80
  Private issuers....................................      35,711          25           543         35,193
                                                          -------        ----          ----        -------
                                                          $51,535        $ 63          $969        $50,629
                                                          =======        ====          ====        =======

     There were no sales of mortgage-backed and related securities held-to-maturity for the years ended June 30, 2001, 2000 and 1999.

     During fiscal 2000, as permitted by the adoption of Financial Accounting Standards Board Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, the Company transferred held-to-maturity mortgage-backed and related securities with a carrying value of $37,803,000 to trading securities ($24,320,000) and to securities available-for-sale ($13,483,000). At the time of transfer there was an unrealized gain on the trading securities of $16,000 and an unrealized gain on the securities available-for-sale of $60,000. The unrealized gains are included in the gain on sale of securities and mortgage-backed and related securities in the Consolidated Statements of Income for the trading securities and in Other Comprehensive Income-Unrealized Holding Loss for the year ended June 30, 2000 and are not presented as a cumulative effect of an accounting change due to their immateriality to net income and comprehensive income for the period.

     Mortgage-backed and related securities pledged to secure FHLB borrowings were approximately $26.1 million at June 30, 2001.

                      LEDGER CAPITAL CORP. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

4. LOANS RECEIVABLE

     Loans receivable are summarized as follows:

                                                                    AT JUNE 30,
                                                                --------------------
                                                                  2001        2000
                                                                  ----        ----
                                                                   (IN THOUSANDS)
Real estate mortgage loans:
  Residential one-to-four family............................    $153,599    $186,276
  Residential multi-family..................................      47,190      41,751
  Commercial real estate....................................      82,290      86,521
  Home equity...............................................      21,469      21,758
  Residential construction..................................       6,550      21,284
  Other construction and land...............................      24,832      27,179
                                                                --------    --------
     Total real estate mortgage loans.......................     335,930     384,769
Consumer and other loans:
  Automobile................................................         184         262
  Credit card...............................................       1,909       2,112
  Other.....................................................         658         853
                                                                --------    --------
     Total consumer and other loans.........................       2,751       3,227
Commercial loans............................................      23,982      24,589
                                                                --------    --------
     Gross loans............................................     362,663     412,585
Accrued interest receivable.................................       2,415       2,573
Less:
  Undisbursed portion of loan proceeds......................      (8,084)    (18,589)
  Deferred loan fees........................................        (484)       (630)
  Deferred interest on sale of REO..........................         (55)        (61)
  Deferred gain on sale of REO..............................         (58)        (58)
  Unearned interest.........................................        (374)       (313)
  Allowance for loan losses.................................      (3,351)     (3,201)
                                                                --------    --------
                                                                $352,672    $392,306
                                                                ========    ========

     Activity in the allowance for loan losses is summarized as follows:

                                                                   FOR THE YEARS ENDED
                                                                         JUNE 30,
                                                                --------------------------
                                                                 2001      2000      1999
                                                                 ----      ----      ----
                                                                      (IN THOUSANDS)
Balance at beginning of year................................    $3,201    $2,648    $2,329
Provisions charged to expense...............................       430       871       480
Charge-offs.................................................      (356)     (340)     (176)
Recoveries..................................................        76        22        15
                                                                ------    ------    ------
Balance at end of year......................................    $3,351    $3,201    $2,648
                                                                ======    ======    ======

     Non-accrual loans for which interest is recognized only when received, totaled approximately $4,314,000 and $1,852,000 at June 30, 2001 and 2000, respectively.

     Non-performing loans include troubled debt restructuring and loans on which accrual of interest, amortization of deferred net fees or costs and accretion of discount has ceased. Non-performing loans totaled

                      LEDGER CAPITAL CORP. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

4. LOANS RECEIVABLE -- (CONTINUED)

$4,369,000, $1,870,000 and $2,425,000 at June 30, 2001, 2000 and 1999,
respectively. The effect of non-performing loans on interest income is as follows:

                                                              FOR THE YEARS ENDED
                                                                    JUNE 30,
                                                              --------------------
                                                              2001    2000    1999
                                                              ----    ----    ----
                                                                 (IN THOUSANDS)
Interest at original contract rate........................    $670    $351    $368
Interest collected........................................     399     124     108
                                                              ----    ----    ----
Net reduction of interest income..........................    $271    $227    $260
                                                              ====    ====    ====

     The Company has identified three loans with an aggregate balance of $1,833,000 as being impaired at June 30, 2001. These loans have $65,000 in allocated loan loss reserves. During the fiscal years ended June 30, 2001, 2000 and 1999 the average balance of impaired loans was $2,230,000, $384,000 and $1,113,000, respectively. Interest income of $329,000, $51,000 and $8,000 was recorded on such loans in the fiscal years ended June 30, 2001, 2000 and 1999, respectively.

     Loans serviced for investors were $23,735,000 and $23,929,000 at June 30, 2001 and 2000, respectively. Custodial escrow balances maintained in connection with the foregoing serviced loans and included in liabilities were $608,000 and $603,000 at June 30, 2001 and 2000, respectively. Serviced loans are not reflected in the accompanying consolidated statements of financial condition.

     The fair value of capitalized mortgage servicing rights exceeded the carrying value at June 30, 2001 and 2000. Changes in capitalized mortgage servicing rights is summarized as follows:

                                                                 AT JUNE 30,
                                                                --------------
                                                                2001      2000
                                                                ----      ----
                                                                (IN THOUSANDS)
Balance beginning of year...................................    $ 85      $106
Originated servicing rights capitalized.....................      --         1
Amortization of servicing rights............................     (11)      (22)
                                                                ----      ----
Balance end of year.........................................    $ 74      $ 85
                                                                ====      ====

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

                      LEDGER CAPITAL CORP. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

5. ACCRUED INTEREST RECEIVABLE

     Accrued interest receivable on securities and interest bearing deposits is summarized as follows:

                                                                 AT JUNE 30,
                                                                 -----------
                                                                2001     2000
                                                                ----     ----
                                                                (IN THOUSANDS)
Interest-bearing deposits...................................    $  4    $    4
Investment securities.......................................     605       684
Mortgage-backed and related securities......................     360       322
                                                                ----    ------
                                                                $969    $1,010
                                                                ====    ======

6. OFFICE PROPERTIES AND EQUIPMENT

     Office properties and equipment are summarized as follows:

                                                                  AT JUNE 30,
                                                                ----------------
                                                                 2001      2000
                                                                 ----      ----
                                                                 (IN THOUSANDS)
Land........................................................    $1,572    $1,572
Office buildings and improvements...........................     4,896     4,463
Furniture and equipment.....................................     2,848     2,408
                                                                ------    ------
                                                                 9,316     8,443
Less:
  Accumulated depreciation..................................     3,396     2,982
                                                                ------    ------
                                                                $5,920    $5,461
                                                                ======    ======

                      LEDGER CAPITAL CORP. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

7. DEPOSITS

     Deposits are summarized as follows:

                                                                      AT JUNE 30,
                                          --------------------------------------------------------------------
                                                        2001                                2000
                                          --------------------------------    --------------------------------
                                                                  WEIGHTED                            WEIGHTED
                                                      PERCENT     AVERAGE                 PERCENT     AVERAGE
                                                      OF TOTAL    NOMINAL                 OF TOTAL    NOMINAL
                                           AMOUNT     DEPOSITS      RATE       AMOUNT     DEPOSITS      RATE
                                           ------     --------    --------     ------     --------    --------
                                                                 (DOLLARS IN THOUSANDS)
DEMAND DEPOSITS:
  Non-interest bearing................    $ 18,397       5.75%        --%     $  8,400       2.43%        --%
  NOW.................................       3,872       1.21       0.89         3,147       0.91       0.76
  Money market........................      41,122      12.86       3.71        27,398       7.94       4.95
  Passbook............................      14,701       4.60       2.89        18,373       5.32       2.92
                                          --------     ------                 --------     ------
       Total..........................      78,092      24.42       2.54        57,318      16.60       3.34
CERTIFICATES OF DEPOSIT:
  One to 12 months....................    $ 54,381      17.00       5.47      $ 42,420      12.28       5.53
  12 to 24 months.....................      10,851       3.39       5.26        10,159       2.94       5.88
  24 to 36 months.....................       1,426       0.45       5.18         2,999       0.87       5.93
  36 to 60 months.....................       2,215       0.69       5.92         1,935       0.56       5.38
  Wholesale...........................     172,847      54.05       5.20       230,487      66.75       6.46
                                          --------     ------                 --------     ------
       Total..........................     241,720      75.58       5.27       288,000      83.40       6.29
                                          --------     ------                 --------     ------
       Total deposits.................    $319,812     100.00%      4.60%     $345,318     100.00%      5.80%
                                          ========     ======                 ========     ======

     The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was approximately $173,816,000 and $212,453,000 at June 30, 2001 and
2000, respectively, which also includes brokered deposit accounts. The average maturity of wholesale certificates of deposit was fifteen months and four months at June 30, 2001 and 2000, respectively.

     Aggregate annual maturities of certificate accounts at June 30, 2001 are as follows:

                       MATURES DURING
                         YEAR ENDED
                          JUNE 30,                                  AMOUNT
                       --------------                               ------
                                                                (IN THOUSANDS)
2002........................................................       $163,111
2003........................................................         30,221
2004........................................................         21,421
2005........................................................         18,475
Thereafter..................................................          8,492
                                                                   --------
                                                                   $241,720
                                                                   ========

                      LEDGER CAPITAL CORP. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

7. DEPOSITS -- (CONTINUED)

     Accrued interest payable on deposits was approximately $2,574,000 and $2,666,000 at June 30, 2001 and 2000, respectively. Interest expense on deposits consists of the following:

                                                       FOR THE YEARS ENDED JUNE 30,
                                                       -----------------------------
                                                        2001       2000       1999
                                                        ----       ----       ----
                                                              (IN THOUSANDS)
NOW accounts.......................................    $    30    $    48    $    48
Money market accounts..............................      1,712      1,409      1,736
Passbook accounts..................................        457        580        613
Certificate accounts...............................     16,770     14,947     12,766
                                                       -------    -------    -------
                                                       $18,969    $16,984    $15,163
                                                       =======    =======    =======

8. FEDERAL HOME LOAN BANK AND OTHER BORROWINGS

     Federal Home Loan Bank and other borrowings are summarized as follows:

                                                                AT JUNE 30, 2001        AT JUNE 30, 2000
                                                              --------------------    --------------------
                                                                          WEIGHTED                WEIGHTED
                                                                          AVERAGE                 AVERAGE
                                                  MATURITY     AMOUNT       RATE       AMOUNT       RATE
                                                  --------     ------     --------     ------     --------
                                                                         (DOLLARS IN THOUSANDS)
Advances from
  Federal Home Loan Bank......................      2000      $     --        --      $  5,000      6.60%
                                                    2001            --        --         3,000      5.91
                                                    2002         5,000      6.43         5,000      6.43
                                                    2003        13,018      6.12         3,030      5.59
                                                    2004        30,000      6.14        50,000      5.63
                                                    2005        60,000      6.18        35,000      6.03
                                                    2007         6,500      6.52         6,500      6.52
                                                    2008         5,000      4.35         5,000      4.35
                                                    2010        10,000      5.90            --
                                                              --------                --------
                                                              $129,518      6.10%     $112,530      5.84%
                                                                            ====                    ====
Open line of credit
  With Wells Fargo Bank.......................      2001      $  2,350      5.69%     $  1,000      9.00%
                                                                            ====                    ====
Securities sold under
  Agreements to repurchase....................      2010      $  9,240      5.87%     $ 18,510      6.24%
                                                              --------      ====      --------      ====
                                                              $141,108                $132,040
                                                              ========                ========

     The Company is required to maintain as collateral unencumbered one-to-four family mortgage loans such that the outstanding balance of FHLB advances does not exceed 60% of the book value of this collateral. Certain advances are callable by the FHLB, advances callable within one year amount to $65 million and $70 million at June 30, 2001 and 2000, respectively. At June 30, 2001, the Bank had delivered mortgage-backed securities with a carrying value of $35.7 million to the FHLB as additional collateral for the advances. In addition, advances are collateralized by all FHLB stock. FHLB advances are subject to a prepayment penalty if they are repaid prior to maturity.

     The Company enters into sales of mortgage-backed securities with agreements to repurchase identical securities (reverse repurchase agreements) and substantially identical securities (dollar reverse repurchase

                      LEDGER CAPITAL CORP. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

8. FEDERAL HOME LOAN BANK AND OTHER BORROWINGS -- (CONTINUED)

agreements). These transactions are treated as financings with the obligations to repurchase securities reflected as a liability. The dollar amount of securities underlying the agreements remains in the asset accounts. The securities underlying the agreements are delivered to the counterparty's account. Securities sold under agreements to repurchase were $9,240,000 and $18,510,000 at June 30, 2001 and 2000, respectively.

     Securities sold under agreements to repurchase averaged $9,887,000 and $22,462,000 for the year ended June 30, 2001 and 2000, respectively. The average is computed using daily balances for the respective fiscal year. The maximum outstanding at any month-end during the year ended June 30, 2001 and 2000 was $9,240,000 and $28,350,000, respectively. The Company retains the securities sold under its control.

     The Company has a $12.0 secured revolving line of credit facility with Wells Fargo Bank. The line of credit is secured by the Company's investment in the Bank and real estate. The line of credit matures August 31, 2001. Outstanding balances bear interest at 1.75% plus the Federal Funds rate.

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

     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and of Tier I capital (as defined in the regulations) to average assets (as defined in the regulations). Management believes, as of June 30, 2001, that the Bank meets all capital adequacy requirements to which it is subject.

     As of June 30, 2001, the most recent notification from the Bank's regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank's category.

                      LEDGER CAPITAL CORP. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

9. SHAREHOLDERS' EQUITY -- (CONTINUED)

     The Bank's actual capital amounts and ratios are presented in the tables below.

                                                                                             TO BE WELL
                                                                                            CAPITALIZED
                                                                       FOR CAPITAL          UNDER PROMPT
                                                                         ADEQUACY        CORRECTIVE ACTION
                                                      ACTUAL             PURPOSES            PROVISIONS
                                                 ----------------    ----------------    ------------------
                                                 AMOUNT     RATIO    AMOUNT     RATIO     AMOUNT     RATIO
                                                 ------     -----    ------     -----     ------     -----
                                                                   (DOLLARS IN THOUSANDS)
As of June 30, 2001:
  Tier I Capital Leverage (to Average
     Assets):
     Consolidated............................    $36,233     7.21%   $15,066    3.00%        N/A       N/A
     Ledger Bank, SSB........................     36,968     7.39     15,009    3.00     $25,014      5.00%
  Tier I Capital (to Risk-Weighted Assets):
     Consolidated............................     36,233    10.39     13,954    4.00         N/A       N/A
     Ledger Bank, SSB........................     36,968    10.62     13,923    4.00      20,885      6.00
  Total Capital (to Risk-Weighted Assets):
     Consolidated............................     39,584    11.35     27,907    8.00         N/A       N/A
     Ledger Bank, SSB........................     40,319    11.58     27,847    8.00      34,809     10.00

                                                                                             TO BE WELL
                                                                                            CAPITALIZED
                                                                       FOR CAPITAL          UNDER PROMPT
                                                                         ADEQUACY        CORRECTIVE ACTION
                                                      ACTUAL             PURPOSES            PROVISIONS
                                                 ----------------    ----------------    ------------------
                                                 AMOUNT     RATIO    AMOUNT     RATIO     AMOUNT     RATIO
                                                 ------     -----    ------     -----     ------     -----
                                                                   (DOLLARS IN THOUSANDS)
As of June 30, 2000:
  Tier I Capital Leverage (to Average
     Assets):
     Consolidated............................    $34,954     6.73%   $15,583    3.00%        N/A       N/A
     Ledger Bank, SSB........................     34,689     6.69     15,561    3.00     $25,935      5.00%
  Tier I Capital (to Risk-Weighted Assets):
     Consolidated............................     34,954     9.62     14,530    4.00         N/A       N/A
     Ledger Bank, SSB........................     34,689     9.51     14,586    4.00      21,878      6.00
  Total Capital (to Risk-Weighted Assets):
     Consolidated............................     38,155    10.50     29,059    8.00         N/A       N/A
     Ledger Bank, SSB........................     37,890    10.39     29,171    8.00      36,464     10.00

     As a state-charted savings bank, the Bank is also subject to a minimum regulatory capital requirement of the State of Wisconsin. At June 30, 2001, on a fully-phased-in basis of 6.0%, the Bank had actual capital of $40,321,000 with a required amount of $30,647,000, for excess capital of $9,674,000.

     At the time of conversion, the Bank established a liquidation account in the amount of $14.9 million that was equal to its retained earnings as of the latest practicable date prior to the conversion. The liquidation account is established to provide a limited priority claim to the assets of the Bank to qualified depositors (Eligible Account Holders) at December 30, 1993 who continue to maintain those deposits at the Bank after conversion. As the deposits are withdrawn, the liquidation account decreases. In the unlikely event of a complete liquidation of the Bank, and only in such event, each Eligible Account Holder would receive from the liquidation account a liquidation distribution based on his or her proportionate share of the then remaining qualifying deposits.

                      LEDGER CAPITAL CORP. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

9. SHAREHOLDERS' EQUITY -- (CONTINUED)

     The Company has a shareholders' rights plan (the "Rights Plan"). Under the terms of the Rights Plan, shareholders hold one preferred share purchase right on each outstanding share of common stock of the Company. Upon becoming exercisable, each right entitles shareholders to buy one one-hundredth of a share of the Company's preferred stock at a price of $100.00, subject to adjustment as provided in the Rights Plan (the "Exercise Price"). Rights do not become exercisable until eleven business days after any person or group has acquired, commenced or announced its intention to commence a tender or exchange offer to acquire 20% or more of the Company's common stock, or in the event a person or group owning 15% or more of the Company's common stock is deemed to be "adverse" to the Company. If the rights become exercisable, holders of each right other than the acquirer, upon payment of the Exercise Price, will have the right to purchase the Company's common stock (in lieu of preferred stock) having a value equal to two times the Exercise Price. If the Company is acquired in a merger, share exchange or other business combination or 50% or more of its consolidated assets or earning power are sold, rights holders, other than the acquiring or adverse person or group, will be entitled to purchase the acquirer's shares at a similar discount. If the rights become exercisable, the Company may also exchange rights, other than those held by the acquiring or adverse person or group, in whole or in part, at an exchange rate of one share of the Company's common stock per right held. Rights are redeemable by the Company at any time until they are exercisable at the exchange rate of $.01 per right. The rights have no immediate dilutive effect currently, and therefore do not effect reported earnings per share, are not taxable to the Company or its shareholders, and have no effect on the way in which the Company's shares are traded. The rights expire ten years from the Rights Plan's adoption.

10. EMPLOYEE BENEFIT PLANS

     The Bank has a qualified defined-contribution plan covering substantially all full-time employees who have completed one year of service and are at least 21 years old. Participating employees may contribute up to 15% of their compensation to the Plan, and such contributions up to 4% are matched 25% by the Bank. In addition, the Bank may make a profit-sharing contribution to the Plan at its discretion. Retirement plan expense recorded in connection with the Plan was $22,000, $20,000 and $19,000 during fiscal 2001, 2000 and 1999, respectively.

     The Company has an Employee Stock Ownership Plan ("ESOP") for substantially all of its full-time employees. The cost of unearned ESOP shares is shown as a reduction of shareholders' equity. ESOP expense for the years ended June 30, 2001, 2000 and 1999 totaled $255,000, $248,000 and $375,000, respectively. The expense was determined using the fair value of shares committed to be released during the year. As shares are committed, the reduction in shareholders' equity decreases by the cost of those shares. The difference between the cost and fair value of the shares committed is a charge or credit to additional paid-in-capital. The fair value of the uncommitted ESOP shares totaled $877,000 at June 30, 2001.

     The Company has agreements with two executive officers of the Company to provide certain deferred payments upon retirement and certain payments to their beneficiaries in the event of their deaths. The expense related to these agreements was $376,000 in 2001, $219,000 in fiscal 2000 and $214,000 in fiscal 1999.

     The Bank has Management Recognition and Retention Plans ("MRPs") for officers and directors. As of June 30, 2001 and 2000, 18,462 shares remain reserved for future grants. All shares previously awarded to officers and directors are vested at June 30, 2001 and 2000. The aggregate cost of these shares was amortized to compensation expense as the participants became vested. The unamortized cost is reflected as a reduction of shareholders' equity as unearned restricted stock. Compensation expense of $0, $4,000 and $46,000 was recognized for the years ended June 30, 2001, 2000 and 1999.

     For the purposes of providing the pro-forma disclosures required under SFAS No. 123 "Accounting for Stock Based Compensation," the fair value of stock options granted was estimated using a binomial pricing

                      LEDGER CAPITAL CORP. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

10. EMPLOYEE BENEFIT PLANS -- (CONTINUED)

model for stock options granted in fiscal year 2001 and 1999 and the Black-Scholes option pricing model for stock options granted prior to 1999. The per share weighted-average fair value of stock options granted during fiscal 2001 and 1999 was $2.76 and $3.06, respectively, on the date of grant with the following variable assumptions -- 2001 -- The Company's dividend yield was 2.00%, an expected life of ten years and expected volatility of 12.0%;
1999 -- The Company did not pay a dividend, return on equity of 8.79%, an expected life of ten years and expected volatility of 32.4%. The per share weighted-average fair value of stock options was not calculated for fiscal 2000 since there were no options granted during the period.

     The Company applies APB Opinion No. 25 in accounting for stock options and, accordingly, compensation cost based on the fair value at grant date has not been recognized for stock option grants in the consolidated financial statements for the fiscal years ended June 30, 2001, 2000 and 1999. Had compensation cost of the Company's stock-based plans been determined in accordance with Statement No. 123, net income would have been reduced to proforma amounts as follows; $2,231,000, $3,226,000 and $3,118,000 for fiscal 2001, 2000 and 1999, respectively. Diluted earnings per share would have been reduced to proforma amounts as follows; $0.90, $1.22 and $1.09, respectively for fiscal 2001, 2000 and 1999.

     The Company has reserved 373,642 shares of common stock for its non-qualified stock option plan for employees and directors. With respect to options which have not been granted, the option exercise price cannot be less than the fair market value of the underlying common stock as of the date of option grant, and the maximum term cannot exceed ten years. During fiscal 2001 there were 15,500 options granted under fixed option plans and 30,300 options granted under performance based plans.

     The following is a summary of stock option activity:

                                                         SHARES         OPTION
                                                          UNDER        PRICE PER
                                                         OPTION          SHARE
                                                         ------        ---------
Outstanding at June 30, 1996.........................    330,614    $ 4.00 - $ 7.63
  Granted............................................     16,000             $ 7.38
                                                         -------    ---------------
Outstanding at June 30, 1997.........................    346,614    $ 4.00 - $ 7.63
  Granted............................................     30,000             $14.63
  Exercised..........................................    (55,340)            $ 4.00
                                                         -------    ---------------
Outstanding at June 30, 1998.........................    321,274    $ 4.00 - $14.63
  Granted............................................     21,500    $10.00 - $11.38
  Exercised..........................................    (61,294)   $ 4.00 - $ 7.38
  Forfeited..........................................     (4,000)   $ 4.00 - $ 7.38
                                                         -------    ---------------
Outstanding at June 30, 1999.........................    277,480    $ 4.00 - $14.63
                                                         -------    ---------------
Outstanding at June 30, 2000.........................    277,480    $ 4.00 - $14.63
  Granted............................................     45,800    $ 9.75 - $10.69
  Exercised..........................................     (2,000)            $ 4.00
                                                         -------    ---------------
Outstanding at June 30, 2001.........................    321,280    $ 4.00 - $14.63

                      LEDGER CAPITAL CORP. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

10. EMPLOYEE BENEFIT PLANS -- (CONTINUED)

     The range of options outstanding at June 30, 2001 were:

                                                                                                       WEIGHTED-
                                                                           WEIGHTED-AVERAGE             AVERAGE
                                             NUMBER OF SHARES               EXERCISE PRICE             REMAINING
                                        --------------------------    --------------------------    CONTRACTUAL LIFE
            PRICE RANGE                 OUTSTANDING    EXERCISABLE    OUTSTANDING    EXERCISABLE       (IN YEARS)
            -----------                 -----------    -----------    -----------    -----------    ----------------
$4.00 - 7.63........................      225,980        223,180        $ 4.61         $ 4.58             2.9
$9.75 - 11.38.......................       67,300          8,600         10.61          11.12             8.7
$14.63..............................       28,000         16,800         14.63          14.63             7.0
                                          -------        -------        ------         ------             ---
                                          321,280        248,580        $ 6.74         $ 5.48             4.5
                                          =======        =======        ======         ======             ===

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

     Off-balance sheet financial instruments whose contract amounts represent a potential credit risk are as follows:

                                                               FOR THE YEARS ENDED
                                                                     JUNE 30,
                                                               --------------------
                                                                 2001        2000
                                                                 ----        ----
                                                                  (IN THOUSANDS)
Commitments to extend credit:
  Fixed-rate mortgage loans (6.5% - 7.625% at June 30,
     2001).................................................    $ 2,048     $   381
  Adjustable rate mortgage loans...........................        305         623
Unused lines of credit:
  Credit cards.............................................      6,567       6,179
  Home equity..............................................     13,684      12,782
  Commercial...............................................      5,351       8,985
  Stand-by letters of credit...............................      3,183       3,239

                      LEDGER CAPITAL CORP. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

11. FINANCIAL INSTRUMENTS -- (CONTINUED)

     During the year ended June 30, 2000, the Company entered into interest rate caps with a notional amount of $75 million with maturity dates ranging from July 14, 2001 to January 3, 2002. The interest rate caps are carried at fair market value of $0 and $166,000 in the Consolidated Statement of Financial Condition at June 30, 2001 and 2000, respectively. The difference between the cost of the caps of $340,000 and the fair market value is included in expense. At March 31, 2000, the Company designated these caps as a cash flow hedge of the interest rate risk on short-term wholesale certificates of deposit which renew every 90 days and are indexed to the 3-month LIBOR. The caps are tied to the 3-month LIBOR interest rate with a 7% strike rate. Cash payments will be received by the Company if the 3-month LIBOR exceeds 7%.

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

13. PARENT COMPANY ONLY FINANCIAL INFORMATION

                                                                   AT JUNE 30,
                                                                ------------------
                                                                 2001       2000
                                                                 ----       ----
                                                                  (IN THOUSANDS)
STATEMENT OF CONDITION
Assets:
  Cash and cash equivalents.................................    $   403    $   283
  Securities available-for-sale.............................        635        649
  Investment in bank subsidiary.............................     37,635     33,770
  Other assets..............................................         88         50
                                                                -------    -------
                                                                $38,761    $34,752
                                                                =======    =======
Liabilities and Shareholders' Equity:
  Borrowings................................................    $ 2,350    $ 1,000
  Other liabilities.........................................        203        156
  Total shareholders' equity................................     36,208     33,596
                                                                -------    -------
                                                                $38,761    $34,752
                                                                =======    =======

                      LEDGER CAPITAL CORP. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

13. PARENT COMPANY ONLY FINANCIAL INFORMATION -- (CONTINUED)


                                                                FOR THE YEARS ENDED JUNE 30,
                                                                -----------------------------
                                                                 2001       2000       1999
                                                                 ----       ----       ----
                                                                       (IN THOUSANDS)
STATEMENT OF INCOME
Interest and dividend income................................    $   253    $   147    $   243
Dividend income from subsidiary.............................        500      1,500      1,300
Gain (loss) on sale of investment securities................         --         (3)        28
Equity in undistributed net income of subsidiaries..........      1,891      1,775      1,740
                                                                -------    -------    -------
          Total income......................................      2,644      3,419      3,311
Other expense...............................................        454        189        136
                                                                -------    -------    -------
Income before provision for income taxes....................      2,190      3,230      3,175
Provision for income taxes (benefits).......................        (84)       (15)        45
                                                                -------    -------    -------
          Net income........................................    $ 2,274    $ 3,245    $ 3,130
                                                                =======    =======    =======
STATEMENT OF CASH FLOWS
Operating activities:
  Net income................................................    $ 2,274    $ 3,245    $ 3,130
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Equity in undistributed net income of subsidiaries.....     (1,891)    (1,775)    (1,740)
     Loss (gain) on sale of securities......................         --          3        (28)
     Decrease (increase) in other assets....................        (38)       195       (185)
     Increase (decrease) in other liabilities...............         47         96         (2)
     Other..................................................        265         18        215
                                                                -------    -------    -------
  Net Cash Provided By Operating Activities.................        657      1,782      1,390
Investment activities:
  Sales and maturities of securities........................         --        657        528
  Investment in Bank subsidiary.............................         --     (1,000)        --
                                                                -------    -------    -------
  Net Cash Provided By (Used In) Investing Activities.......         --       (343)       528
Financing activities:
  Increase in borrowings....................................      1,350      1,000         --
  Purchase of common stock of subsidiary....................     (1,421)    (3,029)    (1,785)
  Dividends paid............................................       (479)      (383)        --
  Proceeds from exercise of stock options...................         13         --        273
                                                                -------    -------    -------
  Net Cash Used In Financing Activities.....................       (537)    (2,412)    (1,512)
                                                                -------    -------    -------
Net increase (decrease) in cash.............................        120       (973)       406
Cash and cash equivalents at beginning of year..............        283      1,256        850
                                                                -------    -------    -------
Cash and cash equivalents at end of year....................    $   403    $   283    $ 1,256
                                                                =======    =======    =======

14. FAIR VALUES OF FINANCIAL INSTRUMENTS

     Statement 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the

                      LEDGER CAPITAL CORP. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

14. FAIR VALUES OF FINANCIAL INSTRUMENTS -- (CONTINUED)

derived fair market value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. Statement 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not necessarily represent the underlying value of the Company. The Company does not routinely measure the market value of financial instruments because such measurements represent point-in-time estimates of value. It is generally not the intent of the Company to liquidate and therefore realize the difference between market value and carrying value and even if it were, there is no assurance that the estimated market values could be realized. Thus, the information presented is not particularly relevant to predicting the Company's future earnings or cash flows.

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

DERIVATIVE INSTRUMENTS

     Fair values for derivative instruments are based on quoted market prices.

FHLB STOCK

     FHLB stock is carried at cost, which is its redeemable value, since the market for this stock is limited.

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

NOTES PAYABLE TO THE FHLB

     The fair values of long-term notes payable to the FHLB are estimated using discounted cash flow analysis, based on current borrowing rates for similar types of borrowing arrangements. The carrying value for variable rate notes payable to the FHLB approximates fair value.

                      LEDGER CAPITAL CORP. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

14. FAIR VALUES OF FINANCIAL INSTRUMENTS -- (CONTINUED)

ACCRUED INTEREST RECEIVABLE AND ACCRUED INTEREST PAYABLE

     The carrying amounts reported in the statement of financial condition for accrued interest receivable and accrued interest payable approximate fair value.

OFF-BALANCE SHEET ITEMS

     The fair value of commitments to extend credit and forward commitments to sell originated loans is not material and is therefore not presented.

     The carrying amounts and fair values of the Company's financial instruments consisted of the following:

                                                                         AT JUNE 30,
                                                        ----------------------------------------------
                                                                2001                     2000
                                                        ---------------------    ---------------------
                                                                    ESTIMATED                ESTIMATED
                                                        CARRYING      FAIR       CARRYING      FAIR
                                                         AMOUNT       VALUE       AMOUNT       VALUE
                                                        --------    ---------    --------    ---------
                                                                        (IN THOUSANDS)
Cash and cash equivalents...........................    $ 22,926    $ 22,926     $ 16,559    $ 16,559
Investment securities available-for-sale............      42,007      42,007       38,315      38,315
Investment securities held-to-maturity..............         455         455           --          --
Mortgage-backed and related securities
  available-for-sale................................      50,972      50,972       35,944      35,944
Mortgage-backed and related securities
  held-to-maturity..................................      10,619      10,708       15,017      14,685
Derivative investment securities....................          --          --          166         166
Federal Home Loan Bank stock........................       8,355       8,355        7,760       7,760
Loans receivable:
  Real estate (including home equity)...............     324,495     324,843      362,848     360,192
  Credit card and other consumer....................       2,628       2,628        3,079       3,079
  Commercial........................................      23,621      23,621       24,238      24,238
                                                        --------    --------     --------    --------
                                                        $350,744    $351,092     $390,165    $387,509
                                                        --------    --------     --------    --------
Accrued interest receivable.........................    $  3,384    $  3,384     $  3,583    $  3,583
Deposits:
  NOW and non-interest bearing......................      22,269      22,269       11,547      11,547
  Money market......................................      41,122      41,122       27,398      27,398
  Passbooks.........................................      14,701      14,701       18,373      18,373
  Certificates......................................     241,720     244,097      288,000     288,115
                                                        --------    --------     --------    --------
                                                        $319,812    $322,189     $345,318    $345,433
                                                        --------    --------     --------    --------
Borrowings:
  Notes payable and other borrowings................    $141,108    $145,243     $132,040    $130,629
Accrued interest payable............................    $  3,382    $  3,382     $  3,421    $  3,421

                      LEDGER CAPITAL CORP. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

15. INCOME TAXES

     Income tax expense (benefit) in the consolidated statements of income consists of the following:

                                                                CURRENT    DEFERRED    TOTAL
                                                                -------    --------    -----
                                                                       (IN THOUSANDS)
Year ended June 30, 2001:
  Federal...................................................    $1,351      $(129)     $1,222
  State.....................................................         0        (13)        (13)
                                                                ------      -----      ------
                                                                $1,351      $(142)     $1,209
                                                                ======      =====      ======
Year ended June 30, 2000:
  Federal...................................................    $1,867      $(304)     $1,563
  State.....................................................        69        (95)        (26)
                                                                ------      -----      ------
                                                                $1,936      $(399)     $1,537
                                                                ======      =====      ======
Year ended June 30, 1999:
  Federal...................................................    $1,705      $(213)     $1,492
  State.....................................................        46        (33)         13
                                                                ------      -----      ------
                                                                $1,751      $(246)     $1,505
                                                                ======      =====      ======

     Income tax expense attributable to income from operations was $1,209,000, $1,537,000 and $1,505,000 for fiscal 2001, 2000 and 1999, respectively, and differed from the amounts computed by applying the federal income tax rate of 34 percent to pre-tax income from continuing operations as a result of the following:

                                                                   YEARS ENDED JUNE 30,
                                                                --------------------------
                                                                 2001      2000      1999
                                                                 ----      ----      ----
                                                                      (IN THOUSANDS)
Computed "expected" tax expense.............................    $1,184    $1,626    $1,576
  State income tax (benefits), net of federal income tax
     effect.................................................      (115)      (17)        9
  Recapture (utilization) of Low Income Housing credits.....        10       (34)      (20)
     Net (increase)/decrease in the cash surrender value of
      life insurance net of premiums paid...................       (13)      (14)       15
  Other.....................................................       143       (24)      (75)
                                                                ------    ------    ------
                                                                $1,209    $1,537    $1,505
                                                                ======    ======    ======

                      LEDGER CAPITAL CORP. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

15. INCOME TAXES -- (CONTINUED)

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                                  AT JUNE 30,
                                                                ----------------
                                                                 2001      2000
                                                                 ----      ----
                                                                 (IN THOUSANDS)
Deferred Tax Assets:
  Deferred compensation.....................................    $  553    $  370
  Allowances for loan losses................................     1,301     1,274
  Deferred loan fees........................................       185        --
  Unrealized depreciation on securities available for
     sale...................................................        54     1,354
  Other, net................................................       382       294
                                                                ------    ------
  Gross deferred tax assets.................................     2,475     3,292
Deferred Tax Liabilities:
  Depreciation..............................................       141       163
  Unearned Loan Fees........................................       204        --
  FHLB stock................................................       405       174
  Other.....................................................        43       116
                                                                ------    ------
  Gross deferred tax liabilities............................       793       453
                                                                ------    ------
  Net deferred tax assets...................................    $1,682    $2,839
                                                                ======    ======

     The net deferred tax asset decreased by $1,157,000 in fiscal 2001 and increased $1,014,000 in fiscal 2000. The difference between the increase and the deferred portion of tax expense is primarily attributable to the tax effect on the unrealized depreciation on securities available-for-sale which does not have an income statement impact in 2001 and 2000.

                      LEDGER CAPITAL CORP. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

16. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                 FOR THE THREE MONTHS ENDED,
                                   ---------------------------------------------------------------------------------------
                                   JUNE 30,   MAR. 31,   DEC. 31,   SEPT. 30,   JUNE 30,   MAR. 31,   DEC. 31,   SEPT. 30,
                                     2001       2001       2000       2000        2000       2000       1999       1999
                                   --------   --------   --------   ---------   --------   --------   --------   ---------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
Interest and dividend income.....   $9,409     $9,755     $9,993     $10,103    $10,180    $10,173     $9,755     $8,874
Interest expense.................    6,386      6,863      7,176       7,249      6,955      6,889      6,417      5,762
                                    ------     ------     ------     -------    -------    -------     ------     ------
Net interest income..............    3,023      2,892      2,817       2,854      3,225      3,284      3,338      3,112
Provision for loan losses........      100        150        100          80        244        337        170        120
                                    ------     ------     ------     -------    -------    -------     ------     ------
Net interest income after
  provision for loan losses......    2,923      2,742      2,717       2,774      2,981      2,947      3,168      2,992
Gain (loss) on sales of
  investments and mortgage-backed
  and related securities.........       49         --         --          --         --        (14)         8         54
Gain (loss) on sale of loans,
  net............................      398        312        166         112         45       (188)        57         96
Other non-interest income........      279        262        257         275        303        291        322        257
                                    ------     ------     ------     -------    -------    -------     ------     ------
Total non-interest income........      726        574        423         387        348         89        387        407
Total non-interest expense.......    2,850      2,537      2,239       2,157      2,059      2,082      2,200      2,196
                                    ------     ------     ------     -------    -------    -------     ------     ------
Income before income taxes.......      799        779        901       1,004      1,270        954      1,355      1,203
Income tax expense...............      294        266        300         349        435        276        431        395
                                    ------     ------     ------     -------    -------    -------     ------     ------
Net income.......................   $  505     $  513     $  601     $   655    $   835    $   678     $  924     $  808
                                    ======     ======     ======     =======    =======    =======     ======     ======
Earnings per share (basic).......   $ 0.21     $ 0.22     $ 0.25     $  0.27    $  0.34    $  0.27     $ 0.36     $ 0.30
Earnings per share (diluted).....   $ 0.20     $ 0.21     $ 0.25     $  0.26    $  0.33    $  0.26     $ 0.35     $ 0.29
Cash dividends per share.........   $ 0.05     $ 0.05     $ 0.05     $  0.05    $  0.05    $  0.05     $ 0.05         --
Market Information
  Trading range -- high..........   $16.15      11.25      11.06       10.75      11.25      10.50      11.25      12.31
                   low...........   $10.00       9.63       9.75        8.31       8.13       8.50       8.94      10.00
                   close.........   $16.13      11.00       9.75       10.69       9.13       9.38       9.00      10.97

                                    PART II

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required by this item with respect to directors is included under the heading "Election of Directors" in the Company's definitive Proxy Statement/Prospectus dated September 21, 2001, relating to the 2001 Annual Meeting of Shareholders currently scheduled for October 24, 2001, which section is hereby incorporated herein by reference. Information concerning executive officers who are not directors, with the exception of Messrs. James D. Smessaert and Peter A. Gilbert, is contained in Part I of this Form 10-K pursuant to paragraph (b) of Item 401 of Regulation S-K in reliance on Instruction G(3).

ITEM 11. EXECUTIVE COMPENSATION

     Information required by this item is included under the heading "Compensation of Executive Officers and Directors" in the Company's definitive Proxy Statement/Prospectus dated September 21, 2001, relating to the 2001 Annual Meeting of Shareholders currently scheduled for October 24, 2001, which section is hereby incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this item is included under the heading "Stock Ownership of Certain Beneficial Owners" in the Company's definitive Proxy Statement/Prospectus dated September 21, 2001, relating to the 2001 Annual Meeting of Shareholders currently scheduled for October 24, 2001, which section is hereby incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this item is included under the heading "Indebtedness of Management and Certain Transactions" in the Company's definitive Proxy Statement/Prospectus dated September 21, 2001, relating to the 2001 Annual Meeting of Shareholders currently scheduled for October 24, 2001, which section is hereby incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)(1) FINANCIAL STATEMENTS

     The following financial statements and financial statement schedules are included under a separate caption "Financial Statements and Supplementary Data" in Part II, Item 8 hereof and are incorporated herein by reference.

     Independent Auditor's Report

     Consolidated Statements of Financial Condition at June 30, 2001 and 2000

     Consolidated Statements of Income for Years Ended June 30, 2001, 2000 and 1999

     Consolidated Statements of Shareholders' Equity for Years Ended June 30, 2001, 2000 and 1999

     Consolidated Statements of Cash Flows for Years Ended June 30, 2001, 2000 and 1999

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


                                                                                                        SEQUENTIAL
     (A)(3)  EXHIBITS                                                                                   PAGE NUMBER
             --------                                                                                   -----------
   2.1   Agreement and Plan of Merger (1)
   2.2   Stock Option Agreement (1)
   3.1   Amended Articles of Incorporation of Registrant (2)
   3.2   Amended By-laws of Registrant (3)
   3.3   Stock Charter of Ledger Bank (2)
   3.4   By-laws of Ledger Bank (2)
  10.1   Ledger Bank 401(k) Savings Plan (2)
  10.2   Ledger Bank Employee Stock Ownership Plan (2)
  10.3   Credit Agreement by and between Ledger Bank,
           Employee Stock Ownership Trust and Company (2)
  10.4   Ledger Bank Management Recognition and Retention Plan (2)
  10.5   Ledger Capital Corp. 1993 Incentive Stock Option Plan, as amended (4)
  10.6   Ledger Capital Corp. 1993 Stock Option Plan for Outside Directors, as amended (4)
  10.7   Executive Employee Supplemental Compensation Agreement - James D. Smessaert (5)
  10.8   Executive Employee Supplemental Compensation Agreement - Peter A. Gilbert (5)
  10.9   Ledger Bank Employment Agreement - James D. Smessaert (6)
  10.10  Ledger Bank Employment Agreement - Peter A. Gilbert (6)
  10.11  Ledger Bank Employment Agreement - Arthur E. Thompson (2)
  10.12  Ledger Bank Employment Agreement - Elizabeth S. Borst (8)
  10.13  Ledger Capital Corp. Employment Agreement - James D. Smessaert (6)
  10.14  Ledger Capital Corp. Employment Agreement - Peter A. Gilbert (6)
  12.1   Statement regarding computation of per share earnings - See Footnote
         (1) in Part II, Item 8
  13.1   President's Letter to Shareholders (7)
  21.1   Subsidiaries of the Registrant - See "Subsidiary Activities" in Part I, Item 1
  23.1   Consent of KPMG LLP (8)
  24.1   Powers of Attorney for certain officers and directors (2)


------------
(1) Incorporated by reference to exhibits filed with the Company's Current Report on Form 8-K filed with the SEC on June 18, 2001.
(2) Incorporated by reference to exhibits filed with the Company's Form S-1 Registration Statement declared effective on November 4, 1993 (Registration Number 33-67184).
(3) Incorporated by reference to exhibits filed with the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995.
(4) Incorporated by reference to exhibits filed with the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997.
(5) Incorporated by reference to exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarter Ended December 31, 1998.
(6) Incorporated by reference to exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarter Ended March 31, 2000.
(7)  Filed in paper format with the SEC pursuant to Rule 101 of Regulation S-T.
(8)  Filed herein.

     (b)  Reports on Form 8-K
          The following reports on Form 8-K were filed with the SEC by the Company during the fourth quarter of fiscal 2001:

         1) Current Report on Form 8-K filed on May 1, 2001, reporting the Company's intent to restate its previously reported results of operations for the fiscal year ended June 30, 2000 and the first two quarters of fiscal 2001, September 30, 2000 and December 31, 2000. The press release dated April 30, 2001 and attached as Exhibit 99 to the Form 8-K contained restated financial statements for the fiscal year ended June 30, 2000 and the six months ended December 31, 2000.

         2) Current Report on Form 8-K filed on June 18, 2001, reporting the execution by the Company of the Agreement and Plan of Merger and Stock Option Agreement referred to in Exhibits 2.1 and 2.2 to this Form 10-K.

    (c)  Exhibits
         Reference is made to the exhibit index set forth above at (a)(3).

    (d)  Financial Statement Schedules
         Reference is made to the disclosure set forth above at (a)(1 and 2).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                          LEDGER CAPITAL CORP.
                                          /s/ JAMES D. SMESSAERT
                                          --------------------------------------
                                          James D. Smessaert, Chairman,
                                          President and Chief Executive Officer
                                          Date: September 13, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ MARTIN HEDRICH, JR.                          /s/ REGINALD M. HISLOP, III
---------------------------------------------    ---------------------------------------------
Martin Hedrich Jr., Director                     Reginald M. Hislop, III, Director

Date: September 13, 2001                         Date: September 13, 2001

/s/ PETER A. GILBERT                             /s/ CHARLES E. RICKHEIM
---------------------------------------------    ---------------------------------------------
Peter A. Gilbert, Executive Vice President,      Charles E. Rickheim, Director
Corporate Secretary and Director

Date: September 13, 2001                         Date: September 13, 2001

/s/ JAMES D. SMESSAERT                           /s/ ARTHUR E. THOMPSON
---------------------------------------------    ---------------------------------------------
James D. Smessaert, Chairman,                    Arthur E. Thompson
President and Chief Executive Officer            Chief Financial Officer and Corporate
(Principal Executive Officer)                    Treasurer
                                                 (Principal Financial and Accounting Officer)

Date: September 13, 2001                         Date: September 13, 2001

/s/ DONALD A. ZELLMER
---------------------------------------------
Donald A. Zellmer, Director

Date: September 13, 2001